Form 10-Q
period 2021-06-30
Roivant Sciences Ltd.
filed 2021-09-21
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40782

ROIVANT SCIENCES LTD.
(Exact name of Registrant as specified in its Charter)

Bermuda	98-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1 , 3rd Floor 11-12 St. James’s Square London SW1Y 4LB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
+44 207 400 3347
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation
S-T
(§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated
filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule
12b-2
of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒
Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2
of the Exchange Act).    Yes  ☐    No  ☒
As of September 20, 2021, the registrant had 222,669,799 common shares, par value $0.0000001 per share, outstanding.

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com/), filings we make with the Securities and Exchange Commission (the “SEC”), webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website.
The information contained on the website referenced in this Quarterly Report on Form
10-Q
is not incorporated by reference into this filing and the website address is provided only as an inactive textual reference.
Summary Risk Factors
You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form
10-Q.
Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
Risks Related to Our Business and Industry

•
Our limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development may make it difficult for us to execute on our business model and for you to assess our future viability.

•	We will likely incur significant operating losses for the foreseeable future and may never achieve or maintain profitability.

•
The ongoing global pandemic resulting from the outbreak of the novel strain of coronavirus, SARS-CoV-2, which
causes COVID-19, could
adversely impact our business, including our clinical trials and pre-clinical studies.

•	We may not be successful in our efforts to acquire, in-license or discover new product candidates.

•
Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment approaches, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.

•	We face risks associated with the Vant structure.

•
Clinical trials
and pre-clinical studies
are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or pre-clinical studies
on the expected timelines, if at all.

•
Our approach to the discovery and development of product candidates from our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates from this platform.

•	We may not be successful in our efforts to acquire, in-license or discover new product candidates.

•	Certain of our product candidates, including our gene therapy product candidates, are novel, complex and difficult to manufacture.

•	Obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or another regulator may delay, limit or deny approval.

•
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

•
Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.

•	We depend on the knowledge and skills of our senior leaders, and may not be able to manage our business effectively if we are unable to attract and retain key personnel.

•
Changes in funding for, or disruptions to the operations of, the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.

•	We will need to expand our organization and may experience difficulties in managing this growth, which could disrupt operations.

•
If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•
If the patent applications we hold or
have in-licensed with
respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future drugs.

•	Patent terms and their scope may be inadequate to protect our competitive position on current and future product candidates for an adequate amount of time.
Risks Related to the Business Combination

•	The listing of our securities on Nasdaq will not benefit from the process undertaken in connection with an underwritten initial public offering.

•
Nasdaq may not list our securities on its exchange, and if they are listed, we may be unable to satisfy listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.

•	If our performance following the Business Combination does not meet market expectations, the price of our securities may decline.

Risks Related to Our Common Shares, Our Jurisdiction of Incorporation and Certain Tax Matters Following the Consummation of the Business Combination

•	We will incur increased costs as a result of operating as a public company, and our management will devote substantial time to new compliance initiatives.

•
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to us after the Business Combination is consummated could have a material adverse effect on our business.

•
Anti-takeover provisions in our memorandum of association,
proposed bye-laws and
Bermuda law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our common shares and could entrench management.

•
Our largest shareholders and certain members of our management own a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains statements, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are “forward-looking statements.” Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, and statements that are not historical facts, including statements about the merger (the “Business Combination”) pursuant to the Business Combination Agreement, dated as of May 1, 2021, by and among Montes Archimedes Acquisition Corp. (“MAAC”), Roivant Sciences Ltd. (“Roivant,” the “Company,” “we” or “us”) and Rhine Merger Sub, Inc. (“Merger Sub”), as amended on June 9, 2021 and as may be further amended, supplemented or otherwise modified from time to time. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form
10-Q
are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our limited operating history and risks involved in biopharmaceutical product development;

•	the fact that we will likely incur significant operating losses for the foreseeable future;

•
the impact of public health outbreaks, epidemics or pandemics (such as the
COVID-19
pandemic) on our business (including our clinical trials and pre-clinical
studies), operations and financial condition and results;

•	our ability to acquire, in-license or discover new product candidates;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	clinical trials and pre-clinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

•	the unproven nature of our approach to the discovery and development of product candidates from our targeted protein degradation platform;

•
the novelty, complexity and difficulty of manufacturing certain of our product candidates, including any manufacturing problems that result in delays in development or commercialization of our product candidates;

•	difficulties we may face in enrolling and retaining patients in clinical trials and/or clinical development activities;

•	the results of our clinical trials not supporting our proposed claims for a product candidate;

•	changes in interim, top-line and/or preliminary data from our clinical trials changing as more data becoming available or being delayed due to audit and verification process;

•	changes in product manufacturing or formulation that could lead to the incurrence of costs or delays;

•	the failure of any third party we contract with to conduct, supervise and monitor our clinical trials to perform in a satisfactory manner or to comply with applicable requirements;

•
the fact that obtaining approvals for new drugs is a lengthy, extensive, expensive and unpredictable process that may end with our inability to obtain regulatory approval by the FDA or other regulatory agencies in other jurisdictions;

•
the failure of our clinical trials to demonstrate substantial evidence of the safety and efficacy of product candidates, including, but not limited to, scenarios in which our product candidates may cause adverse effects that could delay regulatory approval, discontinue clinical trials, limit the scope of approval or generally result in negative media coverage of us;

•	our inability to obtain regulatory approval for a product candidate in certain jurisdictions, even if we are able to obtain approval in certain other jurisdictions;

•	our ability to effectively manage growth and to attract and retain key personnel;

•	any business, legal, regulatory, political, operational, financial and economic risks associated with conducting business globally;

•	our ability to obtain and maintain patent and other intellectual property protection for our technology and product candidates;

•	the inadequacy of patent terms and their scope to protect our competitive position;

•
the failure to issue (or the threatening of their breadth or strength of protection) or provide meaningful exclusivity for our product candidates or any future product candidate of our patent applications that we hold or have in-licensed;

•
the fact that we do not currently and may not in the future own or license any issued composition of matter patents covering certain of our product candidates and our inability to be certain that any of our other issued patents will provide adequate protection for such product candidates;

•
the fact that our largest shareholders (and certain members of our management team) own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•
the timing to complete and the costs related to the Business Combination and the occurrence of any event, change or other circumstances that could give rise to the termination of the Business Combination Agreement;

•	the outcome of any legal proceedings that may be instituted against MAAC or Roivant in connection with the Business Combination and related transactions;

•
the inability to complete the Business Combination and the other transactions contemplated by the Business Combination Agreement due to the failure to obtain the requisite approval of our shareholders, or other conditions to closing in the Business Combination Agreement;

•	the ability to obtain the listing of Roivant Common Shares and Roivant Warrants on Nasdaq following the Business Combination;

•	the risk that the Business Combination disrupts Roivant’s current operations as a result of the announcement and consummation of the transactions described herein;

•
the ability to recognize the anticipated benefits of the Business Combination, which may be affected by, among other things, competition, and the ability of the combined business to grow and manage growth profitably;

•	changes in applicable laws or regulations; and

•	the possibility that MAAC or Roivant may be adversely affected by other economic, business and/or competitive factors.
These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form
10-Q,
and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$1,996,733	$2,055,044
Restricted cash	2,711	77,701
Other current assets	58,165	54,250

Total current assets	2,057,609	2,186,995
Property and equipment, net	15,550	14,749
Operating lease right-of-use assets	65,163	62,279
Restricted cash, net of current portion	8,933	8,931
Investments measured at fair value	180,359	188,978
Long-term investment	100,563	100,563
Other assets	26,520	27,197

Total assets	$2,454,697	$2,589,692

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,014	$20,550
Accrued expenses	73,788	76,936
Operating lease liabilities	12,055	12,313
Deferred consideration liability	100,000	100,000
Other current liabilities	8,301	9,162

Total current liabilities	209,158	218,961
Liability instruments measured at fair value	5,906	67,893
Operating lease liabilities, noncurrent	65,263	62,384
Long-term debt (includes $155,200 and $150,100 accounted for under the fair value option at June 30, 2021 and March 31, 2021, respectively)	186,350	170,280
Other liabilities	8,188	8,169

Total liabilities	474,865	527,687

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	22,491	22,491
Shareholders’ equity:
Common shares, par value $0.0000001 per share, 100,000,000,000 shares authorized and 222,669,799 shares issued and outstanding at June 30, 2021 and March 31, 2021	—	—
Additional paid-in capital	3,824,974	3,814,805
Subscription receivable	(100,000)	(100,000)
Accumulated deficit	(2,000,645)	(1,918,462)
Accumulated other comprehensive (loss) income	(1,207)	1,445

Shareholders’ equity attributable to Roivant Sciences Ltd.	1,723,122	1,797,788
Noncontrolling interests	234,219	241,726

Total shareholders’ equity	1,957,341	2,039,514

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,454,697	$2,589,692

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2021	2020
Revenue, net	$7,735	$1,576
Operating expenses:
Cost of revenues	742	180
Research and development	78,626	58,734
General and administrative	82,754	57,115

Total operating expenses	162,122	116,029

Loss from operations	(154,387)	(114,453)

Change in fair value of investments	8,619	(41,148)
Change in fair value of debt and liability instruments	4,585	17,125
Gain on termination of Sumitomo Options	(66,472)	—
Gain on deconsolidation of subsidiary	—	(86,516)
Other (income) expense, net	(134)	2,842

Loss before income taxes	(100,985)	(6,756)
Income tax expense	93	1,221

Net loss	(101,078)	(7,977)
Net loss attributable to noncontrolling interests	(18,895)	(4,734)

Net loss attributable to Roivant Sciences Ltd.	$(82,183)	$(3,243)

Net loss per common share—basic and diluted	$(0.37)	$(0.02)

Weighted average shares outstanding—basic and diluted	222,081,975	214,879,058

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Net loss	$(101,078)	$(7,977)
Other comprehensive loss:
Foreign currency translation adjustment	(2,439)	(820)

Total other comprehensive loss	(2,439)	(820)

Comprehensive loss	(103,517)	(8,797)
Comprehensive loss attributable to noncontrolling interests	(18,682)	(4,700)

Comprehensive loss attributable to Roivant Sciences Ltd.	$(84,835)	$(4,097)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	222,669,799	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contributions to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)

Balance at June 30, 2021	$22,491	222,669,799	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2020	$22,491	214,879,058	$—	$3,143,739	$—	$(2,349)	$(1,109,228)	$54,042	$2,086,204
Issuance of subsidiary common shares, net of issuance costs paid	—	—	—	104,581	—	—	—	76,599	181,180
Issuance of subsidiary common shares to the Company	—	—	—	(6,342)	—	—	—	6,342	—
Exercise of subsidiary stock options	—	—	—	36	—	—	—	27	63
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(3,054)	(3,054)
Repurchase of equity awards	—	—	—	(113)	—	—	—	—	(113)
Cash contribution to majority-owned subsidiaries	—	—	—	(149)	—	—	—	149	—
Share-based compensation	—	—	—	9,285	—	—	—	4,993	14,278
Foreign currency translation adjustment	—	—	—	—	—	(854)	—	34	(820)
Net loss	—	—	—	—	—	—	(3,243)	(4,734)	(7,977)

Balance at June 30, 2020	$22,491	214,879,058	$—	$3,251,037	$—	$(3,203)	$(1,112,471)	$134,398	$2,269,761

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(101,078)	$(7,977)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	19,269	14,278
Change in fair value of investments	8,619	(41,148)
Change in fair value of debt and liability instruments	4,585	17,125
Gain on deconsolidation of subsidiary	—	(86,516)
Gain on termination of Sumitomo Options	(61,472)	—
Loss from equity method investment	—	3,750
Other	838	3,307
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts payable	(6,343)	7,501
Accrued expenses	(7,340)	(15,982)
Operating lease liabilities	(1,957)	(1,769)
Other	3,709	(3,736)

Net cash used in operating activities	(141,170)	(111,167)

Cash flows from investing activities:
Cash disposed upon deconsolidation of subsidiary	—	(19,085)
Investments in unconsolidated entities	—	(6,250)
Purchase of property and equipment	(2,339)	(306)

Net cash used in investing activities	(2,339)	(25,641)

Cash flows from financing activities:
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	—	181,180
Proceeds from subsidiary debt financings, net of financing costs paid	36,400	—
Repayment of long-term debt by subsidiary	(21,590)	—
Payment of deferred offering and loan origination costs	(4,600)	—
Repurchase of equity awards	—	(113)
Proceeds from exercise of subsidiary stock options	—	63

Net cash provided by financing activities	10,210	181,130

Net change in cash, cash equivalents and restricted cash	(133,299)	44,322
Cash, cash equivalents and restricted cash at beginning of period	2,141,676	2,269,252

Cash, cash equivalents and restricted cash at end of period	$2,008,377	$2,313,574

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,579	$555
Issuance of subsidiary warrant in connection with debt financing	$2,075	$—
Deferred offering and financing costs included in accounts payable and accrued expenses	$4,999	$—
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Notes to Condensed Consolidated Financial Statements
(Unaudited)
Note 1—Description of Business and Liquidity
(A) Description of Business
Roivant Sciences Ltd. (inclusive of its consolidated subsidiaries, the “Company” or “RSL”), aims to improve health by rapidly delivering innovative medicines and technologies to patients. The Company does this by building biotech and healthcare technology companies (“Vants”) and deploying technology to drive greater efficiency in research and development and commercialization. In addition to biopharmaceutical subsidiaries, the Company also builds technology Vants focused on improving the process of developing and commercializing medicines. The Company was founded on April 7, 2014 as a Bermuda exempted limited company.
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 3, “Investments” for further discussion of the Company’s investments in unconsolidated entities.
(B) Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2021, the Company had cash and cash equivalents of approximately $2.0 billion and its accumulated deficit was approximately $2.0 billion. For the three months ended June 30, 2021 and 2020, the Company incurred net losses of $101.1 million and $8.0 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates or take other steps to conserve capital. The Company expects its existing cash and cash equivalents will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.
Note 2—Summary of Significant Accounting Policies
(A) Basis of Presentation and Principles of Consolidation
The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30, and December 31.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 issued on June 30, 2021. The unaudited condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the three months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, for any other interim period, or for any other future year.
Any references in these notes to applicable accounting guidance are meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Updates (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). The unaudited condensed consolidated financial statements include the accounts of RSL and the subsidiaries in which it has a controlling financial interest, most often through a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.
For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its unaudited condensed consolidated statements of operations equal to the percentage of the economic or ownership interest retained in the respective operations by the noncontrolling parties. The Company presents noncontrolling interests as a component of shareholders’ equity on its unaudited condensed consolidated balance sheets.
The Company accounts for changes in its ownership interest in its subsidiaries while control is retained as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the change in RSL’s ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized within shareholders’ equity attributable to RSL.
There have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021 issued on June 30, 2021.
In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. The Company has irrevocably elected not to avail itself of this extended transition period, and, as a result, the Company will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.
(B) Use of Estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The Company regularly evaluates estimates and assumptions related to assets, liabilities, costs, expenses, contingent liabilities, share-based compensation and research and development costs. The Company bases its estimates and assumptions on historical experience and on various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.
Additionally, the Company assessed the impact that the
COVID-19
pandemic has had on its operations and financial results as of June 30, 2021 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact
COVID-19
may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

1
1

(C) Risks and Uncertainties
The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on third-party service providers, such as contract research organizations, and protection of intellectual property rights.
(D) Concentrations of Credit Risk
Financial instruments that potentially subject the Company to concentration of credit risk include cash and cash equivalents. The Company maintains cash deposits and cash equivalents in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
(E) Cash, Cash Equivalents, and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.
Restricted cash classified as a current asset consists of legally restricted non-interest
bearing deposit accounts relating to the Company’s corporate credit card programs. Restricted cash classified as a long-term asset consists of restricted deposit accounts related to irrevocable standby letters of credit. As of March 31, 2021, restricted cash classified as a current asset included $75.0 million held in escrow for the purpose of fulfilling certain indemnification obligations. The full escrow amount of $75.0 million was disbursed to the Company in June 2021. See Note 4, “Sumitomo Transaction Agreement” for additional information.
Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2021	March 31, 2021
Cash and cash equivalents	$1,996,733	$2,055,044
Restricted cash	11,644	86,632

Cash, cash equivalents and restricted cash	$2,008,377	$2,141,676

(F) Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses any litigation or other claims it may confront to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation, including an estimable range, if possible.
(G) Investments
For investments in entities over which the Company has significant influence but do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company applies the equity method of accounting with the Company’s share of the underlying income or loss of such entities reported in “Other (income) expense, net” on the condensed consolidated statements of operations. The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

1
2

Investments in equity securities may also be accounted for using (i) the fair value option if elected, (ii) fair value through earnings if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.
The Company has elected the fair value option to account for certain investments over which the Company has significant influence. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 3, “Investments.”
(H) Research and Development Expenses
Research and development (“R&D”) costs are expensed as incurred. Preclinical and clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review
of the
level
of
effort
and costs
actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D. Milestone payments made in connection with
regulatory
approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. R&D costs primarily consist of the intellectual property and R&D materials acquired and expenses from third parties who conduct R&D activities on behalf of the
Company
.
The Company evaluates
in-licensed
agreements for
in-process
research and development projects (“IPR&D”) to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed
agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as R&D expense in its condensed consolidated statements of operations. The Company initially recognizes contingent consideration in an asset acquisition at fair value. The carrying value of contingent consideration is subsequently adjusted when the contingency is resolved and is paid or becomes payable.
(I) Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by accounting standards to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances. Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities that the Company has the ability to access.

•
Level
2-Valuations
are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.

•	Level 3-Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.
To the extent the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.

1
3

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of Arbutus’s Series A participating convertible preferred shares (“Arbutus Preferred Shares”); shares of common stock of Sio Gene Therapies Inc. (“Sio”); liability instruments issued; deferred consideration liability; its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.
The shares of Arbutus and Sio common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Arbutus Preferred Shares held by the Company are classified as Level 2 as the fair value of such preferred shares is determined based upon the quoted market price of Arbutus common stock into which such preferred shares are convertible. The liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash, accounts payable, and deferred consideration liability are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The deferred consideration liability is based on a fixed monetary amount, and payment is based solely on the passage of time. Money market funds are included in
Level-1
of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.
(J) Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
No. 2020-06”).
ASU
No. 2020-06
will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. ASU
No. 2020-06
also removes certain settlement conditions that are required for equity contracts to qualify for the derivatives scope exception, which will permit more equity contracts to qualify for it. Either a modified retrospective transition method or a fully retrospective transition method is permissible for the adoption of this standard. Update
No. 2020-06
is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The early-adoption of ASU
No. 2020-06
on April 1, 2021 did not have a material impact on the Company’s unaudited condensed consolidated financial statements.
Note 3—Investments
(A) Investments Measured at Fair Value
Investment in Arbutus
RSL owns 16,013,540 shares of common stock of Arbutus and 1,164,000 Arbutus Preferred Shares that are mandatorily convertible into shares of Arbutus common stock on October 18, 2021 subject to conversion earlier upon a sale, merger or other transaction considered a fundamental change of control of Arbutus. The Arbutus Preferred Shares are non-voting
and are convertible into common shares of Arbutus based on the subscription price plus 8.75% per annum, compounded annually, divided by a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share on September 29, 2017). The fair value option was elected to continuously remeasure the investment to fair value each reporting period after the initial measurement. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company.
At June 30, 2021, RSL held 32% of issued and outstanding shares of Arbutus, including the conversion of the Arbutus Preferred Shares held by RSL into common shares.

1
4

At June 30, 2021 and March 31, 2021, the aggregate fair value of the
RSL
investment in Arbutus was $117.7 million and $129.4 million, respectively, with the Company recognizing an unrealized loss on its investments in Arbutus of $11.7 million and an unrealized gain of $31.5 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively. The fair value of the common stock and preferred shares held by the Company was determined using the closing price of Arbutus’s common stock on June 30, 2021 and March 31, 2021 of $3.03 and $3.33, respectively.
Investment in Sio
Following the completion of Sio’s underwritten public offering in February 2020, RSL’s ownership interest fell below
50.0
%. As such, the Company no longer has a controlling financial interest in Sio. Accordingly, the Company deconsolidated Sio in February 2020. Due to the Company’s significant influence over operating and financial policies, Sio remains a related party of the Company following deconsolidation. As the Company still has the ability to exercise significant influence over the operating and financial policies of Sio, the Company has determined that its retained interest represents an equity method investment after the date of deconsolidation. Upon deconsolidation, the retained interest was recorded at fair market value based on the closing price of Sio’s common stock. The fair value option was elected to continuously remeasure the investment to fair value each reporting period after the initial measurement. At June 30, 2021, RSL held 27% of Sio’s issued and outstanding common shares.
At June 30, 2021 and March 31, 2021, the fair value of the Company’s investment in Sio was $50.7 million and $48.5 million, respectively, with the Company recognizing unrealized gains on its investment in Sio of $2.2 million and $7.1 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021 and 2020, respectively. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on June 30, 2021 and March 31, 2021 of $2.73 and $2.61, respectively.
Other Investment
The Company holds an additional equity investment that is measured using the fair value option. The fair value of this investment was $11.9 million and $11.1 million as of June 30, 2021 and March 31, 2021, respectively.
(B) Investment Accounted for Using Measurement Alternative
Investment in Datavant
In April 2020, Datavant Holdings, Inc. (“Datavant”) completed an initial round of a Series B equity raise by which 13,411,311 Series B preferred shares were issued in April 2020 for gross proceeds of $27.2 million, including 1,065,234 Series B preferred shares issued and sold to RSL for a total purchase price of $2.5 million and 1,800,253 Series B shares issued relating to the conversion of certain liability instruments. As a result of this transaction, along with a restructuring of Datavant’s equity classes, RSL no longer controls Datavant. As such, the Company deconsolidated Datavant as of April 2020. Due to the Company’s significant influence over operating and financial policies, Datavant remains a related party of the Company following deconsolidation. Upon deconsolidation, the Company recorded its investment in Datavant based on the fair value of Datavant preferred shares held of $99.0 million. The Company accounts for its investment in Datavant using the measurement alternative to fair value. The investment will be remeasured upon future observable price changes in orderly transactions or upon impairment, if any. The Company recognized a gain on deconsolidation of $86.5 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2020. In July 2020, Datavant issued and sold 639,140 Series B preferred shares to RSL at a price consistent with that of the initial round of Datavant’s Series B equity raise. At June 30, 2021 and March 31, 2021, the carrying value of the Company’s investment in Datavant was $100.6 million.
In June 2021, Datavant and CIOX Health, LLC entered into a definitive agreement to merge the two companies, subject to regulatory approvals. See Note 14, “Subsequent Events” for additional information.
Note 4—Sumitomo Transaction Agreement
On December 27, 2019 (the “Sumitomo Closing Date”), RSL and Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) completed the transactions contemplated by the transaction agreement by and between RSL and Sumitomo, dated as of October 31, 2019 (the “Sumitomo Transaction Agreement”). Pursuant to the Sumitomo Transaction Agreement, RSL transferred its entire ownership interest in Myovant Sciences Ltd., Urovant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd. and Spirovant Sciences Ltd. (collectively, the “Sumitovant Vants”) to a newly formed, wholly-owned entity (“Sumitovant”).

1
5

RSL’s ownership interest in Sumitovant was then transferred to Sumitomo, such that following the Sumitomo Closing Date, Sumitovant and its subsidiaries, including the Sumitovant Vants, were each directly or indirectly owned by Sumitomo. Additionally, in connection with the Sumitomo Transaction Agreement, RSL (i) granted Sumitomo options to purchase all, or in the case of Dermavant, 75%, of RSL’s ownership interests in six other subsidiaries (Dermavant, Genevant Sciences Ltd. (“Genevant”), Lysovant Sciences Ltd., Metavant Sciences Ltd., Roivant Asia Cell Therapy Holdings Ltd., and Sinovant Sciences HK Limited (collectively, the “Option Vants”)), (ii) provided Sumitomo and Sumitovant with certain rights over and access to RSL’s proprietary technology platforms, DrugOme and Digital Innovation, and (iii) transferred 26,952,143 common shares of RSL to Sumitomo. On the Sumitomo Closing Date, the Company received approximately $2.9 billion in cash. Additionally, $75.0 million was deposited into a segregated escrow account for the purpose of fulfilling indemnification obligations of RSL that may become due to Sumitomo. The full escrow amount of $75.0 million was disbursed to the Company in June 2021.

In connection with the Sumitomo Transaction, RSL’s board of directors approved an exchange and offer to repurchase RSL equity securities for up to $
1.0
billion of the proceeds received from Sumitomo.
Concurrently with the Sumitomo Transaction Agreement, (i) RSL, Sumitomo and Sumitovant entered into a transition services agreement, whereby each of the parties thereto agreed to provide certain services to one another at cost for a period of time following the Sumitomo Closing Date and (ii) RSL and Sumitomo entered into a strategic cooperation agreement relating to certain ongoing technology-related collaborations between the parties. Pursuant to the terms of the transition services agreement and strategic cooperation agreement, RSL billed Sumitovant $0.3 million and $0.4

million, net of amounts billed by Sumitovant to RSL, during the three months ended June 30, 2021 and 2020, respectively, for costs incurred on behalf of Sumitovant, which were recorded as offsets to the general and administrative expenses initially charged. The period for certain services provided under the Transition Services Agreement expired in December 2020.
In conjunction with the Sumitomo Transaction, certain employees of the Company became employees of Sumitovant or its subsidiaries. The Company issued certain instruments to these employees that vest based on the achievement of time-based, performance or liquidity event requirements. As of June 30, 2021 and 2020, there were 1,863,451 and 1,873,480 outstanding instruments, respectively, held by Sumitovant employees for which aggregate fair value was recorded against the gain on sale of business.
In May 2021, the Company entered into an Asset Purchase Agreement with Sumitomo and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd. (“SPC”) (the “Asset Purchase Agreement”). The transactions contemplated by the Asset Purchase Agreement closed in June 2021. Pursuant to the Asset Purchase Agreement: (i) Sumitomo terminated all of its existing options to acquire the Company’s equity interests in the Option Vants (the “Sumitomo Options”); (ii) the Company transferred and assigned to SPC all of its intellectual property, development and commercialization rights for (a) lefamulin in Mainland China, Taiwan, Hong Kong, and Macau (collectively “Greater China”), (b) vibegron in Mainland China, (c) rodatristat ethyl in Greater China and South Korea and
(d) RVT-802
in Greater China and South Korea; (iii) Sumitomo agreed to pay the Company $5.0 million in cash; and (iv) Sumitomo entered into an agreement with the Company to pursue future collaborations with Genevant. The Company received the cash payment, net of certain withholding taxes, in August 2021. The Company recorded a gain on the termination of the Sumitomo Options of $66.5 million, consisting of the fair value of the Sumitomo Options on the date of termination and the expected cash payment, in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2021.
Note 5—Balance Sheet Components
(A) Other Current Assets
Other current assets at June 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Prepaid expenses	$44,941	$39,544
Trade receivables, net	3,416	11,222
Income tax receivable	1,993	1,803

Other	7,815	1,681

Total other current assets	$58,165	$54,250

1
6

(B) Accrued Expenses
Accrued expenses at June 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Research and development expenses	$28,347	$20,755
Compensation-related expenses	15,242	38,552
Professional services expenses	16,489	10,267
Other general and administrative expenses	13,710	7,362

Total accrued expenses	$73,788	$76,936

(C) Other Current Liabilities
Other current liabilities at June 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	June 30, 2021	March 31, 2021
Deferred revenue	$3,777	$5,918
Income tax payable	199	207
Other	4,325	3,037

Total other current liabilities	$8,301	$9,162

Note 6—Long-Term Debt and Loan Commitment
(A) Long-Term Debt
Long-term debt, net consists of the following (in thousands):

	June 30, 2021	March 31, 2021
Principal amount	$195,200	$170,100
Exit fee / end of term charge	5,000	1,390
Less: unamortized debt discount and issuance costs	(13,850)	(1,210)

Total debt, net	186,350	170,280
Less: current portion	—	—

Total long-term debt, net	$186,350	$170,280

Dermavant
In May 2019, Dermavant entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), pursuant to which Dermavant borrowed an aggregate of

$
20.0
 million, which bore interest at a variable per annum rate at the greater of (i)
9.95
% or (ii) the prime rate plus
4.45
%. Dermavant was also obligated to pay an end of term charge of $
1.4
 million. Following the achievement of certain milestones, the term loan maturity was extended to June 1, 2023 with interest-only monthly payments through December 2021. All amounts outstanding under the Hercules Loan Agreement were repaid in May 2021 using the proceeds from a $
40.0
 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year
maturity and bears an interest rate of
10.0
% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date.

1
7

Dermavant is also obligated to pay an exit fee of

$
5.0
 million. The exit fee can be reduced to $
4.0
 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of June 30, 2021. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase
1,199,072
common shares of Dermavant at an exercise price of $
0.01
per common share.
In connection with Dermavant’s acquisition of tapinarof from GlaxoSmithKline Intellectual Property Development Ltd. and Glaxo Group Limited (collectively “GSK”) pursuant to an asset purchase agreement (the “GSK Agreement”), Dermavant and NovaQuest
Co-Investment
Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018 in exchange for an obligation to make certain variable future payments calculated as a function of the achievement of regulatory and commercial milestones or events of termination. The aggregate maximum amount of regulatory milestone payments that Dermavant could be required to make under the NovaQuest Agreement is $440.6 million, and the maximum aggregate amount of commercial milestone payments is $141.0 million. In some circumstances, Dermavant may be able to offset certain of the regulatory milestone payments with up to $88.1 million of the commercial milestone payments. At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of June 30, 2021 and March 31, 2021, the fair value of the debt was $155.2 million and $150.1 million, respectively. Refer to Note 11, “Fair Value Measurements” for additional details regarding the fair value measurement.
(B) Loan Commitment
In May 2021, Dermavant, as seller, entered into a $160.0 million revenue interest purchase and sale agreement (the “RIPSA”) for its investigational product tapinarof with XYQ Luxco, NovaQuest
Co-Investment
Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P. (collectively, the “Purchasers”), together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, the Purchasers procured a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States in exchange for $160.0 million in committed funding to be paid to Dermavant, conditional based on the approval of tapinarof by the FDA. The agreement will be canceled if funding has not occurred by July 2023. Dermavant acquired the worldwide rights to tapinarof (other than with respect to certain rights in China) in August 2018 pursuant to the GSK Agreement. Dermavant intends to use the RIPSA proceeds for the payment of certain one-time
milestone obligations that become payable upon the approval and commercialization of tapinarof for the treatment of psoriasis in the United States as well as for other general corporate purposes.
Note 7—Shareholders’ Equity and Redeemable Noncontrolling Interest
Business Combination Agreement
On May 1, 2021, the Company entered into a Business Combination Agreement (the “Business Combination Agreement”) with Montes Archimedes Acquisition Corporation (“MAAC”) and Rhine Merger Sub, Inc. (“Merger Sub”). MAAC was incorporated in Delaware on July 6, 2020 and was formed as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Pursuant to the Business Combination Agreement, and assuming a favorable vote by MAAC’s stockholders at a special meeting of MAAC’s stockholders convened for purposes of approving the transactions contemplated by the Business Combination Agreement (the “Business Combination”), and the satisfaction or waiver of all other closing conditions pursuant to the Business Combination Agreement, Merger Sub will merge with and into MAAC, with MAAC surviving the merger as the Company’s wholly owned subsidiary.
For financial accounting and reporting purposes, MAAC will be treated as the acquired company. Accordingly, because MAAC does not represent a business for accounting purposes and its primary asset represents cash and cash equivalents, the Business Combination will be treated as an equity contribution in exchange for the issuance of RSL shares. The net assets of MAAC will be stated at historical cost, with no goodwill or other intangible assets recorded. RSL will be deemed both the accounting predecessor and the successor SEC registrant, which means that the Company’s financial statements for previous periods will be disclosed in the Company’s future periodic reports filed with the SEC.

1
8

Note 8—Share-Based Compensation
(A) RSL 2015 Equity Incentive Plan
As of June 30, 2021, 22,800,000 of the Company’s common shares (the “Share Reserve”) are reserved for issuance under the RSL Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”). At June 30, 2021, a total of 786,125 common shares are available for future grants under the RSL 2015 EIP. The Company’s employees, directors, and consultants are eligible to receive nonstatutory and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards under the RSL 2015 EIP.
As of June 30, 2021, an aggregate of 26,558,238 of the Company’s common shares (the “Special Reserve”) are reserved for the granting under RSL 2015 EIP of performance stock options (“Performance Options”) and capped value appreciation rights (“CVARs”) to the Company’s employees, directors and consultants. At June 30, 2021, there are no common shares available for future grant under the Special Reserve.
Stock Options
During the three months ended June 30, 2021 and 2020, the Company recorded share-based compensation expense related to stock options issued under the RSL 2015 EIP to employees and directors of approximately $10.3 million and $7.8 million, respectively, and was included in research and development and general and administrative expenses in the accompanying condensed consolidated statements of operations.
A summary of stock option activity and data under the RSL 2015 EIP for the three months ended June 30, 2021 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	9,389,371	$26.61
Granted	3,798,605	$29.26
Forfeited	(106,428)	$30.27

Stock options outstanding at June 30, 2021	13,081,548	$27.35

Restricted Stock Units
Restricted stock units will generally vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date. Certain restricted stock units have also been granted that will vest upon the achievement of development milestones and liquidity requirements. As of June 30, 2021, the liquidity event requirement had not been met and was deemed not probable of being met. During the three months ended June 30, 2021 and 2020, the Company recorded no share-based compensation expense related to these restricted stock units. The Company will recognize the expense upon achievement of both the time-based service requirement and liquidity requirements through the requisite service period.
A summary of restricted stock units under the RSL 2015 EIP is as follows:

Number of Restricted Stock Units
Non-vested balance at March 31, 2021	2,292,738
Granted	5,939,340
Forfeited	(119,285)

Non-vested balance at June 30, 2021	8,112,793

1
9

Performance Options
Performance Options will vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date of March 31, 2026. As of June 30, 2021, the liquidity event requirement had not been met and was deemed not probable of being met. During the three months ended June 30, 2021 and 2020, the Company recorded no share-based compensation expense related to these Performance Options. The Company will recognize the expense upon achievement of both the time-based service requirement and liquidity requirements through the requisite service period.
A summary of Performance Option activity and data under the RSL 2015 EIP for the three months ended June 30, 2021 is as follows:

	Number of Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2021	14,425,663	$38.93
Granted	—	$—
Forfeited	—	$—

Performance Options outstanding at June 30, 2021	14,425,663	$38.93

CVARs
CVARs will vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date of March 31, 2026. At settlement, each CVAR pays the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $
37.10
, over (b) the hurdle price of either $
18.70
or $
33.63
, as applicable to each grant. As of June 30, 2021, the liquidity event requirement had not been met and was deemed not probable of being met. During the three months ended June 30, 2021 and 2020, the Company recorded no share-based compensation expense related to these CVARs. The Company will recognize the expense upon achievement of both the time-based service requirement and liquidity requirements through the requisite service period.
A summary of CVARs under the RSL 2015 EIP is as follows:

Number of CVARs
Non-vested balance at March 31, 2021	11,088,658
Granted	—
Forfeited	—

Non-vested balance at June 30, 2021	11,088,658

(B) RSL 2015 Restricted Stock Unit Plan
Under the Amended and Restated RSL 2015 Restricted Stock Unit Plan (the “pRSU Plan”), as of June 30, 2021, there are 200,000 of the Company’s common shares reserved for the granting under the pRSU Plan of restricted stock units (“Performance RSUs”) to the Company’s employees, officers, directors and consultants. The Performance RSUs expire eight years after the date of grant. At June 30, 2021, there are no common shares available for future grants under this plan.

A summary of Performance RSU activity under the pRSU Plan is as follows:

Number of Performance RSUs
Non-vested balance at March 31, 2021	200,000
Granted	—
Forfeited	—

Non-vested balance at June 30, 2021	200,000

These Performance RSUs will vest to the extent certain performance criteria are achieved and certain liquidity conditions are satisfied within specified years of the grant date, provided that the recipient has provided continued service through such date. As of June 30, 2021, the performance conditions had not been met and were deemed not probable of being met. During the three months ended June 30, 2021 and 2020, the Company recorded no share-based compensation expense related to these Performance RSUs. The Company will recognize the expense upon achievement of the performance and liquidity conditions through the requisite service period.
(C) RSL Restricted Common Stock
A summary of RSL restricted common stock activity as of June 30, 2021 is as follows:

Number of Restricted Common Stock
Non-vested balance at March 31, 2021	587,824
Granted	—
Forfeited	—

Non-vested balance at June 30, 2021	587,824

For the three months ended June 30, 2021, the Company recorded share-based compensation expense of $0.8 million in relation to the RSL restricted common stock. The RSL restricted common stock will vest upon the achievement of time-based service requirements.
(D) Subsidiary Equity Incentive Plans
Certain wholly owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified
and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model. The grant date fair value of awards subject to market conditions is estimated using a Monte Carlo valuation model. For the three months ended June 31, 2021 and 2020, the Company recorded share-based compensation expense of $8.2 million and $6.5 million, respectively, in relation to subsidiary EIPs.
(E) Share-Based Compensation Expense
Share-based compensation expense was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Share-based compensation expense recognized as:
R&D expenses	$1,615	$1,119
G&A expenses	17,654	13,159

Total	$19,269	$14,278

2
1

The classification of share-based compensation expense between R&D and G&A expenses in the accompanying condensed consolidated statements of operations is consistent with the classification of grantee’s salary expense.
Note 9—Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2021 and 2020 was

(0.1)
% and (18.1)
%, respectively, and is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets. However, for the three months ended June 30, 2020, the effective tax rate was also favorably impacted by the non-taxable
gains associated with the deconsolidation of subsidiary and changes in fair value of investments.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
Note 10—Commitments and Contingencies
(A) Significant Agreements
The Company, primarily through its subsidiaries, has entered into commitments under various asset acquisition and license agreements. Additionally, the Company, through its subsidiaries, enters into agreements with contract service providers to assist in the performance of its R&D activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of its product candidates. Subject to required notice periods and certain obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.
(B) Loss Contingencies
The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated, and if the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation or claim, including an estimable range, if possible. The Company is currently not involved in any legal proceedings with a probable and estimable material loss.
(C) Intellectual Property Agreements
As of June 30, 2021, the Company did not have any ongoing material financial commitments, other than pursuant to various asset acquisition and license agreements.
(D)
COVID-19
Pandemic
The Company has been actively monitoring the impact of the
COVID-19
pandemic on its employees and business. Based on guidance issued by federal, state and local authorities, the Company transitioned to a remote work model for its employees in March 2020 and its workforce continues to primarily work remotely.
The
COVID-19
pandemic has had a variable impact on clinical trials by disrupting certain study sites. In the conduct of business activities, the Company continues to take actions designed to protect the safety and well-being of its patients and employees. Although some of the Company’s clinical development timelines have been impacted by delays related to the
COVID-19
pandemic, the Company has not experienced material financial impacts on its business and operations as a result of the
COVID-19
pandemic. However, the impact on the Company’s future results will largely depend on future developments related to
COVID-19,
which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, the ultimate duration and spread of the outbreak, the continuing impact of the
COVID-19
pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain, treat, and prevent the disease, including the availability and effectiveness of vaccines.

2
2

Note 11—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2021 and March 31, 2021, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2021				As of March 31, 2021
	Level 1	Level 2	Level 3	Balance as of June 30, 2021	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Assets:
Money market funds	$1,340,662	$—	$—	$1,340,662	$1,420,597	$—	$—	$1,420,597
Investment in Sio common shares	50,716	—	—	50,716	48,487	—	—	48,487
Investment in Arbutus common shares	48,521	—	—	48,521	53,325	—	—	53,325
Investment in Arbutus convertible preferred shares	—	69,187	—	69,187	—	76,037	—	76,037
Other investment	11,935	—	—	11,935	11,129	—	—	11,129

Total assets at fair value	$1,451,834	$69,187	$—	$1,521,021	$1,533,538	$76,037	$—	$1,609,575

Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$155,200	$155,200	$—	$—	$150,100	$150,100
Liability instruments measured at fair value	—	—	5,906	5,906	—	—	67,893	67,893

Total liabilities at fair value	$—	$—	$161,106	$161,106	$—	$—	$217,993	$217,993

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended June 30, 2021.
Level 3 Disclosures
The Company measures its Level 3 liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Level 3 liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value related to updated assumptions and estimates are recorded within the statements of operations at the end of each reporting period.
The fair value of Level 3 liabilities may change significantly as additional data are obtained, impacting the Company’s assumptions regarding probabilities of potential scenarios used to estimate fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.
The changes in fair value of the Level 3 liabilities during the three months ended June 30, 2021 and 2020 were as follows (in thousands):

Balance at March 31, 2020	$191,473
Changes in fair value of debt and liability instruments, included in net loss	17,125
Liability instruments disposed due to deconsolidation of subsidiary	(3,325)

Balance at June 30, 2020	$205,273

Balance at March 31, 2021	$217,993
Changes in fair value of debt and liability instruments, included in net loss	4,585
Termination of DSP Options	(61,472)

Balance at June 30, 2021	$161,106

2
3

Debt issued by Dermavant to NovaQuest
The fair value of the debt instrument as of June 30, 2021 and March 31, 2021 represents the fair value of amounts payable to NovaQuest using a Monte Carlo simulation model under the income approach determined by using probability assessments of the expected future payments through 2032 and applying discount rates ranging from 11% to 12%. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.
Sumitomo Options
In June 2021, the Company completed a transaction with Sumitomo pursuant to which the Sumitomo Options were terminated, resulting in the extinguishment of the related liability. As of the termination date, the fair value of the Sumitomo Options was
$61.5 million, and as of March 31, 2021, the fair value was $62.4 million. See Note 4, “Sumitomo Transaction Agreement” for additional information.
Note 12—Other (Income) Expense, Net
Other (income) expense, net was as follows (in thousands):

	Three Months Ended June 30,
	2021	2020
Loss from equity method investment	$—	$3,750
Interest income	(71)	(621)
Interest expense	2,513	791
Other income	(2,576)	(1,078)

Total	$(134)	$2,842

Note 13—Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to Roivant Sciences Ltd. by the weighted-average number of common stock outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common stock outstanding during the period.
For periods of loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common share equivalents is anti-dilutive. All outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss. Refer to Note 8, “Share-Based Compensation” and Note 4, “Sumitomo Transaction Agreement” for additional detail regarding outstanding common stock equivalents.
Note 14—Subsequent Events
Proteovant
In July 2021, Proteovant Sciences, Inc. (“Proteovant”) received the second $100.0 million payment due under a subscription agreement entered into with SK, Inc. (“SK”) in December 2020 pursuant to which SK agreed to make a $200.0 million equity investment in Proteovant, representing an ownership interest of 40.0% on the closing date. The second $100.0 million payment was classified as a subscription receivable in the accompanying condensed consolidated balance sheets and condensed consolidated statements of shareholders’ equity and redeemable noncontrolling interest as of June 30, 2021.

2
4

Datavant
In July 2021, Datavant closed its merger with CIOX Health, LLC. At closing, RSL received approximately $320 million in cash and a minority equity stake in the combined company.

2
5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Roivant’s financial condition and results of operations should be read in conjunction with Roivant’s (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form
10-Q
(“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2021, included in our proxy statement/prospectus filed with the SEC on August 10, 2021 (the “Proxy Statement / Prospectus”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.
Overview
We are building the next-generation “big pharma” company, organized to harness modern technologies and the entrepreneurial spirit of nimble biotechnology companies at scale. Our mission is to improve the delivery of healthcare to patients by treating every inefficiency as an opportunity.
We are a diverse team of experienced drug developers, scientists, physicians, company builders, data scientists and engineers, biopharma investors, physicists and business development professionals dedicated to improving the lives of patients. At Roivant, we combine our team’s extensive experience and multi-disciplinary expertise with innovative technologies to identify and advance potentially transformative medicines.
We deploy a hypothesis-driven approach to identify novel or clinically-validated targets and biological pathways in areas of high unmet medical need. We then seek to acquire, in-license
or discover promising drug candidates against those targets or pathways. Our small molecule discovery engine is powered by a unique combination of leading computational physics and machine learning (“ML”) capabilities for in silico drug design.
We develop drug candidates in subsidiary companies we call “Vants” with a distinct approach to sourcing talent, aligning incentives and deploying technology. Each of our Vant teams is built with deep relevant expertise to promote successful execution of our development strategy. Our Vants continue to benefit from the support of our platform and technologies that are built to address inefficiencies in the drug discovery, development and commercialization process.
Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology, hematology and oncology, and modalities, including biologics, topicals, gene therapies and bifunctional small molecules. The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.
Since our founding in 2014, we have:

•	conducted nine international Phase 3 trials, the last eight of which have been successful;

•	consummated a $3 billion upfront partnership with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”);

•	developed three drugs that received FDA approval shortly after their transfer to Sumitomo;

•	built a pipeline of over 30 drug candidates ranging from early discovery to registration; and

•	created innovative software tools to optimize each stage of the drug discovery, development and commercialization process.
The following table summarizes our development-stage product candidate pipeline. In addition to the development-stage product candidates, we have active drug discovery projects in targets across oncology, immunology and neurology.

Product Candidate	Indication	Vant	Modality	Phase
Tapinarof	Psoriasis	Dermavant	Topical	Registration
Tapinarof	Atopic Dermatitis	Dermavant	Topical	Phase 3
Cerdulatinib	Vitiligo	Dermavant	Topical	Phase 2
IMVT-1401	Myasthenia Gravis	Immunovant	Biologic	Phase 2
IMVT-1401	Warm Autoimmune Hemolytic Anemia	Immunovant	Biologic	Phase 2
IMVT-1401	Thyroid Eye Disease	Immunovant	Biologic	Phase 2
ARU-1801	Sickle Cell Disease	Aruvant	Gene Therapy	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 1
LSVT-1701	Staph Aureus Bacteremia	Lysovant	Biologic	Phase 1
Cerdulatinib	Atopic Dermatitis	Dermavant	Topical	Phase 1
DMVT-504	Hyperhidrosis	Dermavant	Small Molecule	Phase 1
DMVT-503	Acne	Dermavant	Topical	Preclinical
ARU-2801	Hypophosphatasia	Aruvant	Gene Therapy	Preclinical
AFM32	Solid Tumors	Affivant	Biologic	Preclinical
CVT-TCR-01	Oncologic Malignancies	Cytovant	Cell Therapy	Preclinical
Note: All drugs in current pipeline are investigational and subject to health authority approval.
Our small molecule discovery engine powers
 in silico
 drug discovery, and includes the following key components:

•	A quantum mechanics-based molecular dynamics software platform to predict the interactions, energies and conformational behavior of targets and generate novel drug candidates;

•	A supercomputing cluster composed of over 600 graphics processing units;

•	A suite of degrader-specific ML tools;

•	A wet lab fully equipped for synthetic chemistry, crystallography, biophysics, biochemistry and biology.
The following table summarizes our ownership of our subsidiary companies and certain affiliates as of June 30, 2021.

	Roivant Ownership
Vant	Basic 1		Fully Diluted 2
Dermavant	100%		84%
Immunovant 3	58	% 4	53	% 4
Aruvant	88%		79%
Proteovant	60%		60%
Lysovant	100%		99%
Kinevant	88%		88%
Affivant	100%		100%
Cytovant	72%		68%
Arbutus	32	% 4	29	% 4
Sio Gene Therapies	27	% 4	24	% 4
Genevant	83%		69%
Silicon Therapeutics	100%		100%
VantAI	100%		100%
Lokavant	90%		85%
Datavant 5	52%		48%
Alyvant	97%		95%
Note: Excludes early-stage pipeline of protein degraders and inhibitors being developed through our small molecule discovery engine. All drugs in current pipeline are investigational and subject to health authority approval. Ownership figures as of June 30, 2021. Arbutus Basic and Fully Diluted ownership includes the conversion of preferred shares held by Roivant into common shares. Roivant ownership in Cytovant includes both direct and indirect ownership. Roivant ownership in Kinevant refers to ownership of Pharmavant 3, which holds the rights to namilumab.
1.	Basic refers to Roivant’s percentage ownership of the issued and outstanding shares of the entity.
2.	Fully diluted refers to Roivant’s percentage ownership of all outstanding equity interests, whether vested or unvested, of the entity.

3.
In August 2021, Roivant purchased from Immunovant 17,021,276 shares of Immunovant common stock at a price of $11.75 per share, for an aggregate purchase price of $200.0 million. Following this transaction, Roivant beneficially owns 73,398,664 shares of Immunovant common stock, representing a Basic ownership interest of approximately 63.8%.

4.	Denotes entities that are publicly traded.
5.
In June 2021, Datavant entered into a definitive merger agreement to combine with Ciox Health. The transaction closed on July 27, 2021. Following the closing of the merger, Roivant has a minority equity ownership in the combined entity.

Through continued investment in our model, we believe we are well-positioned to advance our current pipeline through regulatory approval and commercialization, expand our pipeline through novel drug discovery and in-licensing and
acquisition transactions, and execute on our vision of transforming the delivery of healthcare to patients.
We have a robust calendar of potential near-term catalysts, including the items set forth below. In addition, we plan to in-license
multiple potentially category-leading drugs per year.

Vant	Catalyst	Expected Timing
	Tapinarof NDA filing in psoriasis	Mid-2021 ✓

Dermavant	Tapinarof Phase 3 initiation in atopic dermatitis	2H 2021 ✓

	FDA approval decision on tapinarof for psoriasis	2Q 2022

	Topline data from tapinarof Phase 3 trials in atopic dermatitis	1H 2023

	IMVT-1401 Phase 3 initiation in myasthenia gravis	Early 2022

Immunovant	Two new indications for IMVT-1401 to be announced	By August 2022

	Initiate pivotal trial for IMVT-1401 in second indication	2022

	First patient dosed with updated ARU-1801 manufacturing process	2H 2021 ✓

Aruvant	Additional clinical data from ARU-1801 Phase 1/2	2H 2021

	ARU-1801 Phase 3 initiation	1H 2023

Kinevant	Namilumab Phase 2 initiation in sarcoidosis	1H 2022

Lysovant	LSVT-1701 MAD initiation	1H 2022

Roivant / Proteovant	Phase 1 initiation for first degrader candidate	2022
	Multiple additional degrader candidates entering IND-enabling studies each year	Starting 2022
Note: References are to calendar years.
Recent Developments

•
Datavant:
In June 2021, Datavant and Ciox Health entered into a definitive agreement to merge the two companies. The combined entity, named Datavant, is the nation’s largest health data ecosystem, enabling patients, providers, payers, health data analytics companies, patient-facing applications, government agencies and life science companies to securely exchange their patient-level data. The merger closed on July 27, 2021. At closing, Roivant received approximately $320 million in cash and a minority equity ownership in the combined entity.

•	Aruvant: In June 2021, Aruvant announced data published on ARU-2801, an investigational gene therapy, that showed improved survival out to 18 months in hypophosphatasia mice.

•
Immunovant:
In August 2021, Roivant made a $200 million investment in Immunovant. Following this transaction, Roivant owns 73,398,664 shares of Immunovant common stock, representing approximately a 63.8% ownership interest.

•
Dermavant:
In August 2021, the FDA accepted for filing Dermavant’s NDA for tapinarof for the treatment of plaque psoriasis in adult patients. The FDA has assigned a PDUFA target action date in the second calendar quarter of 2022. In September 2021, Dermavant dosed the first patient in a Phase 3 trial of tapinarof for the treatment of atopic dermatitis.

•
Genevant:
In August 2021, Genevant entered into a global collaboration and license agreement with Takeda for the development and commercialization of novel nonviral gene therapies for up to two rare liver diseases. Genevant will be eligible for up to $303 million in upfront and potential milestone payments, plus royalties on product sales. This is the second collaboration between Genevant and Takeda.

Business Combination
On May 1, 2021, we entered into a Business Combination Agreement (the “Business Combination Agreement”) with Montes Archimedes Acquisition Corporation (“MAAC”) and Rhine Merger Sub, Inc. (“Merger Sub”). MAAC was incorporated in Delaware on July 6, 2020 and was formed as a blank check company for the purpose of effecting a merger, share exchange, asset acquisition, stock purchase, recapitalization, reorganization or similar business combination with one or more businesses. Pursuant to the Business Combination Agreement, and assuming a favorable vote by MAAC’s stockholders at a special meeting of MAAC’s stockholders convened for purposes of approving the transactions contemplated by the Business Combination Agreement (the “Business Combination”), and the satisfaction or waiver of all other closing conditions pursuant to the Business Combination Agreement, Merger Sub will merge with and into MAAC, with MAAC surviving the merger as our wholly owned subsidiary.
For financial accounting and reporting purposes, MAAC will be treated as the acquired company. Accordingly, because MAAC does not represent a business for accounting purposes and its primary asset represents cash and cash equivalents, the Business Combination will be treated as an equity contribution in exchange for the issuance of RSL shares. The net assets of MAAC will be stated at historical cost, with no goodwill or other intangible assets recorded. We will be deemed both the accounting predecessor and the successor SEC registrant, which means that our financial statements for previous periods will be disclosed in our future periodic reports filed with the SEC.
Impact of
COVID-19
We have been actively monitoring the impact of the
COVID-19
pandemic on our employees and our business. Based on guidance issued by federal, state and local authorities, we transitioned to a remote work model for our employees in March 2020 and our workforce continues to primarily work remotely.
The
COVID-19
pandemic has had a variable impact on our clinical trials by disrupting certain study sites. In the conduct of our business activities, we continue to take actions designed to protect the safety and well-being of our patients and employees. Although some of our clinical development timelines have been impacted by delays related to the
COVID-19
pandemic, we have not experienced material financial impacts on our business and operations as a result of the
COVID-19
pandemic. However, the impact on our future results will largely depend on future developments related to
COVID-19,
which are highly uncertain and cannot be predicted with confidence, such as the emergence of new variants, the ultimate duration and spread of the outbreak, the continuing impact of the
COVID-19
pandemic on financial markets and the global economy, travel restrictions and social distancing in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain, treat, and prevent the disease, including the availability and effectiveness of vaccines.
For additional information about risks and uncertainties related to the
COVID-19
pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” included elsewhere in this Quarterly Report.
Components of Results of Operations
Revenue, net
We have not generated any revenues to date from the sale of our product candidates and do not anticipate generating any revenues from the sale of product candidates unless and until we successfully complete development and obtain regulatory approval to market our product candidates. Our revenue to date primarily includes the recognition of upfront payments received in connection with license agreements. Revenue is also generated by subscription and service-based fees. Our revenue recognized from inception to date has not been significant.

Cost of revenues
Our cost of revenues primarily relates to subscription and service-based revenue recognized for the use of technology developed and consists primarily of employee, hosting, and third-party data costs. Our cost of revenues has not been significant to date.
Research and development expenses
Research and development expenses consist mainly of costs incurred in connection with the discovery and development of our product candidates. Research and development expenses primarily include the following:

•	Program-specific costs, including:

•
direct third-party costs, which include expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research, manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, and any other third-party expenses directly attributable to the development of our product candidates; and

•	payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.

•	Consideration for the purchase of in-process research and development (“IPR&D”) through asset acquisitions and license agreements, including:

•	cash upfront payments;

•	shares and other liability instruments issued; and

•	fair value of future contingent consideration payments.

•	Unallocated internal costs, including:

•	employee-related expenses, such as salaries, share-based compensation, and benefits, for research and development personnel; and

•	other expenses, including consulting costs, that are not allocated to a specific program.
Research and development activities, including asset acquisitions and license agreements, will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates through preclinical studies and clinical trials, as well as acquire new product candidates. Research and development expenses will also be driven by the number of small molecules from our discovery engine that we advance through preclinical studies and clinical trials. In addition, we expect our research and development expenses to increase in the future, including as a result of our small molecule discovery engine through which we utilize our computational platform for in silico design of novel drug candidates. We expect higher employee-related expenses, including higher share-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.
The duration, costs and timing of preclinical studies and clinical trials of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•
the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of our product candidates, and other research and development activities that we may conduct;

•	the number and scope of preclinical and clinical programs we decide to pursue;

•	the uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;

•	the number of doses that patients receive;

•	the countries in which the trials are conducted;

•	our ability to secure and leverage adequate CRO support for the conduct of clinical trials;

•	our ability to establish an appropriate safety and efficacy profile for our product candidates;

•	the timing, receipt and terms of any approvals from applicable regulatory authorities;

•	the potential additional safety monitoring or other studies requested by regulatory agencies;

•	the significant and changing government regulation and regulatory guidance;

•
our ability to establish clinical and commercial manufacturing capabilities, or make arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product successfully;

•	the impact of any business interruptions to our operations due to the COVID-19 pandemic; and

•	our ability to maintain a continued acceptable safety profile of our product candidates following approval, if any, of our product candidates.
In addition, the probability of success for our product candidates will depend on numerous factors, including competition, manufacturing capability and commercial viability.
General and administrative expenses
General and administrative expenses consist primarily of employee-related expenses for general and administrative personnel, including those responsible for the identification and acquisition or in-license
of new drug candidates as well as for overseeing Vant operations and facilitating the use of our platform and technologies at Vants. General and administrative expenses also consist of legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations. General and administrative expenses also include costs incurred relating to the identification, acquisition or in-license
and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.
We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, potential commercialization efforts, and increased costs associated with being a public company. These increases will likely include additional costs related to the hiring of new personnel, including higher share-based compensation expenses, and fees to outside consultants, as well as other expenses. As a public company, we anticipate incurring expenses related to maintaining compliance with the rules and regulations promulgated by the SEC, the applicable Nasdaq listing rules and the requirements of the Sarbanes-Oxley Act of 2002, as amended (the “Sarbanes-Oxley Act”). If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team.
Change in fair value of investments
Change in fair value of investments includes the unrealized loss (gain) on equity investments in publicly-traded companies, including Sio Gene Therapies Inc. (“Sio”) and Arbutus Biopharma Corporation (“Arbutus”). We have elected the fair value option to account for these investments.
Change in fair value of debt and liability instruments
Change in fair value of debt and liability instruments primarily includes the unrealized loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including debt issued by a wholly-owned subsidiary of Dermavant Sciences Ltd. (“Dermavant”) to NovaQuest
Co-Investment
Fund VIII, L.P. (the “NovaQuest Facility”), and other liability instruments, including options granted to Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”) to purchase our ownership interests in certain subsidiaries (the “Sumitomo Options”) before the termination of those options in June 2021.

Gain on termination of Sumitomo Options
Gain on termination of Sumitomo Options resulted from the completion of transactions contemplated by an Asset Purchase Agreement entered into with Sumitomo and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd. (“SPC”) in May 2021. The transactions contemplated by the Asset Purchase Agreement closed in June 2021. Pursuant to the Asset Purchase Agreement: (i) Sumitomo terminated all of its existing options to acquire our ownership interest in certain subsidiaries; (ii) we transferred and assigned to SPC all of our intellectual property, development and commercialization rights for (a) lefamulin in Mainland China, Taiwan, Hong Kong, and Macau (collectively “Greater China”), (b) vibegron in Mainland China, (c) rodatristat ethyl in Greater China and South Korea and
(d) RVT-802
in Greater China and South Korea; (iii) Sumitomo agreed to pay us $5.0 million in cash; and (iv) Sumitomo entered into an agreement with us to pursue future collaborations with Genevant Sciences Ltd. (“Genevant”). The Company received the cash payment, net of certain withholding taxes, in August 2021.
Other (income) expense, net
Other (income) expense, net consists of losses from our equity method investment, interest income on our cash and cash equivalents, interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, and other miscellaneous income.
Income tax expense
Income tax expense is recorded for the jurisdictions in which we do business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when, after consideration of all positive and negative evidence, it is not more likely than not that our deferred tax assets will be realizable. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by the net loss of our consolidated entities and changes in ownership percentages.

Results of Operations
Comparison of the three months ended June 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Revenue, net	$7,735	$1,576	$6,159
Operating expenses:
Cost of revenues	742	180	562
Research and development	78,626	58,734	19,892
General and administrative	82,754	57,115	25,639

Total operating expenses	162,122	116,029	46,093

Loss from operations	(154,387)	(114,453)	(39,934)

Change in fair value of investments	8,619	(41,148)	49,767
Change in fair value of debt and liability instruments	4,585	17,125	(12,540)
Gain on termination of Sumitomo Options	(66,472)	—	(66,472)
Gain on deconsolidation of subsidiary	—	(86,516)	86,516
Other (income) expense, net	(134)	2,842	(2,976)

Loss before income taxes	(100,985)	(6,756)	(94,229)
Income tax expense	93	1,221	(1,128)

Net loss	(101,078)	(7,977)	(93,101)

Net loss attributable to noncontrolling interests	(18,895)	(4,734)	(14,161)

Net loss attributable to Roivant Sciences Ltd.	$(82,183)	$(3,243)	$(78,940)

Variance analysis for three months ended June 30, 2021 and 2020
Revenue, net

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Revenue, net	$7,735	$1,576	$6,159
Revenue, net increased by $6.2 million to $7.7 million for the three months ended June 30, 2021 compared to $1.6 million for the three months ended June 30, 2020, primarily due to the recognition of upfront payments received in connection with license agreements. Revenue generated was not significant in either period presented.
Cost of revenues

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Cost of revenues	$742	$180	$562
Cost of revenues increased by $0.6 million to $0.7 million for the three months ended June 30, 2021 compared to $0.2 million for the three months ended June 30, 2020. Cost of revenues was not significant in either period presented and reflects primarily the cost of revenues generated by subscription and service-based fees.

Research and development expenses
For the three months ended June 30, 2021 and 2020, our research and development expenses consisted of the following:

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Program-specific costs:
IMVT-1401 (Immunovant, Inc.)	$13,688	$14,393	$(705)
Tapinarof (Dermavant Sciences Ltd.)	9,757	8,414	1,343
ARU-1801 (Aruvant Sciences Ltd.)	2,389	3,353	(964)
Gimsilumab (Kinevant Sciences Ltd.)	2,069	12,325	(10,256)
Other program-specific costs	20,112	9,097	11,015

Total program-specific costs	48,015	47,582	433

Unallocated internal costs:
Share-based compensation	1,615	1,119	496
Personnel-related expenses	22,092	8,767	13,325
Other expenses	6,904	1,266	5,638

Total research and development expenses	$78,626	$58,734	$19,892

Research and development expenses increased by $19.9 million to $78.6 million for the three months ended June 30, 2021 compared to $58.7 million for the three months ended June 30, 2020, primarily due to an increase of $13.3 million in personnel-related expenses. This increase in personnel-related expenses is partially driven by additional headcount to support drug discovery efforts using our computational discovery technology and targeted protein degradation platform, following the acquisition of Silicon Therapeutics (“SiTX”) in March 2021 and Oncopia Therapeutics, Inc. (“Oncopia”) in November 2020. Additionally, program-specific costs for Dermavant’s tapinarof program increased by $1.3 million and other program-specific costs increased by $11.0 million, partially offset by a decrease of $10.3 million for Kinevant Sciences Ltd.’s gimsilumab program as a result of higher costs during the three months ended June 30, 2020 related to our study in
COVID-19
Associated ARDS.
General and administrative expenses

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
General and administrative	$82,754	$57,115	$25,639
General and administrative expenses increased by $25.6 million to $82.8 million for the three months ended June 30, 2021 compared to $57.1 million for the three months ended June 30, 2020. The increase was primarily due to increases in professional and transaction fees of $8.3 million in part as a result of increased business activity as we prepare to operate as a public company, personnel-related expenses of $6.7 million and share-based compensation expense of $4.5 million.
Change in fair value of investments

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Change in fair value of investments	$8,619	$(41,148)	$49,767

Change in fair value of investments was an unrealized loss of $8.6 million and unrealized gain of $41.1 million for the three months ended June 30, 2021 and 2020, respectively. The change of $49.8 million was primarily driven by changes in the public share prices of Arbutus and Sio.
Change in fair value of debt and liability instruments

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Change in fair value of debt and liability instruments	$4,585	$17,125	$(12,540)
Change in fair value of debt and liability instruments was an unrealized loss of $4.6 million and $17.1 million for the three months ended June 30, 2021 and 2020, respectively. Change in fair value of debt and liability instruments for the three months ended June 30, 2021 primarily consisted of an unrealized loss of $5.1 million relating to the NovaQuest facility, which was largely due to the passage of time. Change in fair value of debt and liability instruments for the three months ended June 30, 2020 primarily consisted of an unrealized loss of $17.9 million relating to the NovaQuest Facility, which was largely due to a decrease in the discount rate.
Gain on termination of Sumitomo Options

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Gain on termination of Sumitomo Options	$(66,472)	$—	$(66,472)
Gain on termination of Sumitomo Options was $66.5 million for the three months ended June 30, 2021 due to the completion of transactions contemplated by the Asset Purchase Agreement entered into with Sumitomo and SPC. See “Components of Results of Operations-Gain on termination of Sumitomo Options” above for additional information.
Gain on deconsolidation of subsidiary

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Gain on deconsolidation of subsidiary	$—	$(86,516)	$86,516
Gain on deconsolidation of subsidiary was $86.5 million for the three months ended June 30, 2020 related to a gain of $86.5 million on the deconsolidation of Datavant in April 2020.
Other (income) expense, net

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Other (income) expense, net	$(134)	$2,842	$(2,976)
Other (income) expense, net consisted of $0.1 million of other income, net and $2.8 million of other expense, net for the three months ended June 30, 2021 and 2020, respectively. The change in other (income) expense, net was primarily driven by losses from our equity method investment in Genevant of $3.8 million incurred through June 2020 until we consolidated Genevant, partially offset by higher interest expense of $1.7 million for the three months ended June 30, 2021 as compared to the three months ended June 30, 2020.

Income tax expense

	Three Months Ended June 30,
	2021	2020	Change
		(in thousands)
Income tax expense	$93	$1,221	$(1,128)
Income tax expense decreased by $1.1 million to $93 thousand for the three months ended June 30, 2021, compared to $1.2 million for the three months ended June 30, 2020. Income tax expense was not significant in either period presented and reflects the income tax expense computed in jurisdictions in which we operate.
Liquidity and Capital Resources
Overview
For the three months ended June 30, 2021 and 2020, we incurred net losses of $101.1 million and $8.0 million, respectively. As of June 30, 2021, we had cash and cash equivalents of approximately $2.0 billion and our accumulated deficit was approximately $2.0 billion. We have not generated any revenues to date from the sale of our product candidates. Our revenue, primarily generated through license agreements as well as from subscription and service-based fees, has not been significant to date. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
In May 2021, Dermavant and certain of its subsidiaries entered in a $40.0 million senior secured credit facility with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent.
We expect to continue to incur significant and increasing operating losses at least for the foreseeable future. We do not expect to generate product revenue until we successfully complete development and obtain regulatory approval for any of our current or future product candidates, which may never occur. Our operating results, including our net losses, may fluctuate significantly from quarter-to-quarter
and
year-to-year,
depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our pre-commercialization
efforts. We anticipate that our expenses will increase substantially as we:

•	fund preclinical studies and clinical trials for our product candidates, which we are pursuing or may choose to pursue in the future;

•	fund the manufacturing of drug substance and drug product of our product candidates in development;

•	seek to identify, acquire, develop and commercialize additional product candidates;

•	invest in activities related to the discovery of novel drugs and advancement of our internal programs;

•	integrate acquired technologies into a comprehensive regulatory and product development strategy;

•	maintain, expand and protect our intellectual property portfolio;

•	hire scientific, clinical, quality control and administrative personnel;

•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;

•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;

•	seek regulatory approvals for any product candidates that successfully complete clinical trials;

•
ultimately establish a sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and

•	begin to operate as a public company.
We expect to continue to finance our cash needs through a combination of our cash on hand and future equity offerings, debt financings, sales of subsidiaries, and collaborations, strategic alliances or marketing, distribution, licensing or similar arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends.
If we raise additional funds through collaborations, strategic alliances or marketing, distribution, licensing or similar arrangements with third parties, we may be required to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates or to grant licenses on terms that may not be favorable to us. Adequate additional funding may not be available to us on acceptable terms, or at all. If we are unable to raise capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates, grant rights to develop and market product candidates that we would otherwise prefer to develop and market ourselves or potentially discontinue operations.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2021 and 2020:

	Three Months Ended June 30,
	2021	2020
	(in thousands)
Net cash used in operating activities	$(141,170)	$(111,167)
Net cash used in investing activities	$(2,339)	$(25,641)
Net cash provided by financing activities	$10,210	$181,130
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash
items and changes in working capital.
For the three months ended June 30, 2021, cash used in operating activities increased by $30.0 million to $141.2 million compared to the three months ended June 30, 2020. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of recent asset acquisitions including SiTX in March 2021, Oncopia in November 2020, Affimed in November 2020, and Genevant in July 2020.
Investing Activities
Cash flow from investing activities includes dispositions, net of cash disposed; capital expenditures; and purchases of equity securities and other investments.
For the three months ended June 30, 2021, cash used in investing activities decreased by $23.3 million to $2.3 million compared to the three months ended June 30, 2020. This decrease in cash used in investing activities is primarily attributed to cash disposed upon deconsolidation of Datavant in April 2020 and investments made in unconsolidated entities during the three months ended June 30, 2020.

Financing Activities
For the three months ended June 30, 2021, cash provided by financing activities decreased by $170.9 million to $10.2 million compared to the three months ended June 30, 2020. This change was primarily driven by net proceeds from the issuance of equity at our majority-owned subsidiary Immunovant, Inc. during the three months ended June 30, 2020. During the three months ended June 30, 2021, proceeds were generated by the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc.
Outlook
We expect our existing cash and cash equivalents will be sufficient to fund our committed operating expenses and capital expenditure requirements for at least the next twelve months based on current operating plans and financial forecasts. However, we have based this estimate on assumptions that may prove to be wrong, which may require us to use our capital resources sooner than expected. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report.
Contractual Obligations and Commitments
During the three months ended June 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.
Off-Balance
Sheet Arrangements
We did not have any material
off-balance
sheet arrangements, as defined under SEC rules, during the periods presented.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingencies as of the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts, or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the three months ended June 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.
Recently Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements included elsewhere in this Quarterly Report.

JOBS Act
In April 2012, the Jumpstart Our Business Startups Act of 2012 (the “JOBS Act”) was enacted. Section 107(b) of the JOBS Act provides that an emerging growth company can take advantage of an extended transition period for complying with new or revised accounting standards. Thus, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected not to avail ourselves of this extended transition period, and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.
Under SEC rules and regulations, because we are considered to be a “smaller reporting company,” we are not required to provide the information required by this item in this report.

Item 4.	Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures” (as defined in Rules
13a-15(e)
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”) that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Inherent Limitation on the Effectiveness of Internal Control.
Our management, including our Principal Executive Officer and Principal Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

PART II—OTHER INFORMATION

Item 1.	Legal Proceedings.
We are involved in various claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on our consolidated financial position, results of operations or liquidity.

Item 1A.	Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by our majority-controlled subsidiary Immunovant, Inc. (“Immunovant”), with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows. If any such events were to happen, the trading shares of our common shares could decline, and you could lose all or part of your investment.
Unless the context otherwise requires, references in this section to “we,” “us,” “our” and the “Company” refer to Roivant and its subsidiaries and affiliates, as the context requires.
Risks Related to Our Business and Industry
Risks Related to Our Financial Position and Strategy
Our limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development may make it difficult for us to execute on our business model and for you to assess our future viability. We have never generated product revenue from the commercialization of our drug product candidates, and there is no guarantee that we will do so in the future.
We are a biopharmaceutical and healthcare technology company with a limited operating history upon which you can evaluate our business and prospects. We were formed in April 2014, and our operations to date have been limited to acquiring or in-licensing
product candidates or developing technologies for the discovery, development, and commercialization of product candidates, starting or acquiring subsidiary businesses, which we refer to as the Vants, in which to house those product candidates or technologies, and hiring management teams to operate the Vants and oversee the development of our product candidates and technologies.
Our ability to execute on our business model and generate revenues depends on a number of factors including our ability to:

•	identify new acquisition or in-licensing opportunities;

•
successfully identify new product candidates through our computational discovery and targeted protein degradation platforms and advance those product candidates into pre-clinical
studies and clinical trials;

•	successfully complete ongoing pre-clinical studies and clinical trials and obtain regulatory approvals for our current and future product candidates;

•	successfully market our healthcare technology products and services;

•	raise additional funds when needed and on terms acceptable to us;

•	attract and retain experienced management and advisory teams;

•
add operational, financial and management information systems and personnel, including personnel to support clinical, pre-clinical
manufacturing and planned future commercialization efforts and operations;

•	launch commercial sales of product candidates, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•
initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of product candidates manufactured at acceptable cost and quality levels and in compliance with the U.S. Food and Drug Administration (the “FDA”) and other regulatory requirements;

•	set acceptable prices for product candidates and obtain coverage and adequate reimbursement from third-party payors;

•	achieve market acceptance of product candidates in the medical community and with third-party payors and consumers; and

•	maintain, expand and protect our intellectual property portfolio.
If we cannot successfully execute any one of the foregoing, our business may not succeed and the price of our common shares may be negatively impacted.
Biopharmaceutical product development, which represents the core of our business model, is a highly speculative undertaking and involves a significant degree of risk. Our product candidates will require substantial development time – including extensive clinical, and in some cases pre-clinical,
research and development – and resources before we would be able to apply for or receive applicable regulatory approvals and begin generating revenue from product sales.
We have not yet demonstrated an ability to successfully acquire regulatory clearance or approval, develop or manufacture a commercial scale product, or arrange for a third-party to do so on our behalf, or conduct sales and marketing activities necessary for successful biopharmaceutical product commercialization. We have generated minimal revenues to date, and no revenues from the commercialization of our drug product candidates. Consequently, we have limited operations upon which to evaluate our business and predictions about our future success or viability may not be as accurate as they could be if we had a longer operating history or a history of successfully developing and commercializing biopharmaceutical product candidates.
Because of the numerous risks and uncertainties associated with biopharmaceutical product development, we are unable to predict the timing or amount of increased expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by the FDA or comparable
non-U.S.
regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. Even if a product is approved for commercial sale, we could incur significant costs associated with the commercial launch of any such product.
We may never be able to develop or commercialize a marketable drug or achieve profitability. Revenue from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product, the competitive landscape of the product market, and whether we own the commercial rights for that territory. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, expand our pipeline, market our product candidates, if approved, and pursue or continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We will likely incur significant operating losses for the foreseeable future and may never achieve or maintain profitability.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. None of our current product candidates has received marketing approval anywhere in the world and we have not generated any product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. We may never generate product revenue from the commercial sales of our product candidates or achieve profitability.
We expect to continue to incur substantial operating losses through the projected commercialization of our product candidates. Our ability to generate product revenue and achieve profitability is dependent on the ability to complete the development of our product candidates, obtain necessary regulatory approvals and manufacture and successfully market product candidates alone or in collaboration with others.
If we do successfully obtain regulatory approval to market product candidates, our revenue will be dependent upon, in part and among other things, the size of the markets in the territories for which we gain regulatory approval, the number of competitors in such markets, the accepted price for product candidates and whether we own the commercial rights for those territories. If the indication approved by regulatory authorities is narrower than expected, or the treatment population is narrowed by competition, physician choice or treatment guidelines, we may not generate significant revenue from sales of our product candidates, even if approved. We cannot assure you that we will be profitable even if we successfully commercialize our product candidates.
The ongoing global pandemic resulting from the outbreak of the novel strain of coronavirus,
SARS-CoV-2,
which causes
COVID-19,
could adversely impact our business, including our clinical trials and pre-clinical
studies.
Public health crises such as pandemics or similar outbreaks could adversely impact our business. In December 2019, a novel strain of coronavirus,
SARS-CoV-2,
which causes
COVID-19,
emerged.
COVID-19
has since spread globally, including to the countries in which we and our other business partners conduct business. Governments in affected regions have implemented, and may continue to implement or re-implement,
safety precautions, including quarantines, travel restrictions, business closures, cancellations of public gatherings and other measures they deem necessary. Like many other organizations and individuals, we and our employees have taken additional steps to avoid or reduce infection, including limiting travel and implementing remote work arrangements. We will continue to actively monitor the situation and may take further actions that could alter our business operations as may be required by national, state or local authorities, or that we determine are in the best interests of our employees and shareholders.
As a result of the
COVID-19
pandemic and policy responses to it, in April and May 2020 we initially observed a decrease in both patient screening and patient enrollment in certain of our ongoing clinical trials. Patient screening and the number of patients eligible for enrollment in our clinical trials has since returned to expected levels. However, some of our development programs have been delayed. Together with our investigators and clinical sites, we continue to assess the impact of the coronavirus pandemic on enrollment and the ability to maintain patients enrolled in our clinical trials and the corresponding impact on the timing of the completion of our ongoing clinical trials. We have experienced, or may in the future experience, disruptions as a result of
COVID-19
or future pandemics that severely impact our business, clinical trials and pre-clinical
studies, including:

•	delays or difficulties in enrolling patients in our clinical trials, and the consequences of such delays or difficulties, including terminating clinical trials prematurely;

•	delays or difficulties in clinical site initiation, including difficulties in recruiting clinical site investigators and clinical site staff;

•	delays or disruptions in non-clinical experiments due to unforeseen circumstances at contract research organizations (“CROs”), and vendors along their supply chain;

•	increased rates of patients withdrawing from our clinical trials following enrollment as a result of contracting COVID-19, being forced to quarantine or not accepting home health visits;

•
diversion of healthcare resources away from the conduct of clinical trials, including the diversion of hospitals serving as our clinical trial sites and hospital staff supporting the conduct of our clinical trials;

•
interruption of key clinical trial activities, such as clinical trial site data monitoring, due to limitations on travel imposed or recommended by federal or state governments, employers and others or interruption of clinical trial subject visits and study procedures (particularly any procedures that may be deemed non-essential),
which may impact the integrity of subject data and clinical study endpoints;

•	interruption or delays in the operations of the FDA and comparable non-U.S. regulatory agencies, which may impact review and approval timelines;

•
interruption of, or delays in receiving, supplies of our product candidates from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages and disruptions in delivery systems;

•
limitations on employee resources that would otherwise be focused on the conduct of our clinical trials and pre-clinical
studies, including because of sickness of employees or their families, the desire of employees to avoid contact with large groups of people, an increased reliance on working from home or mass transit disruptions;

•
other disruptions to our business generally, including from the transition to remote working for the majority of our employees and the implementation of new health and safety requirements for our employees; and

•	waiver or suspension of patent or other intellectual property rights.
These and other factors arising from the
COVID-19
pandemic, including risks relating to the emergence of the delta variant and other new variants, the efficacy and availability of vaccines and rates of vaccination, the pandemic worsening in countries that are already afflicted with
COVID-19
or the
COVID-19
pandemic continuing to spread to additional countries or returning to countries where the pandemic has been partially contained, could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.
We are continuing to monitor potential delays or other impacts on our business, our clinical trials, healthcare systems and the global economy as a whole. These effects could have a material impact on our business, operations and financial results.
To the extent the
COVID-19
pandemic adversely affects our business, operations and financial results, it may also have the effect of heightening many of the other risks described elsewhere, such as those relating to our clinical development operations, the supply chain for our ongoing and planned clinical trials and our ability to seek and receive regulatory approvals for our product candidates.
We may not be successful in our efforts to acquire,
in-license
or discover new product candidates.
The success of our business is highly dependent on our ability to successfully identify new product candidates, whether through acquisitions or in-licensing
transactions, or through our internal discovery capabilities. Our acquisition and in-licensing
efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underutilized or undervalued. Our strategy often entails designing low-cost
studies that result in quick
“go/no-go”
decisions when deciding whether or how to proceed with future development for a given asset, once acquired. We may decide to proceed with the development of a drug candidate on this basis and later determine that the more costly and time intensive trials do not support the initial value the product was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially.

Our drug discovery efforts are centered on our targeted protein degradation platform and our computational discovery technology. As a company we have relatively limited experience in drug discovery generally, with targeted protein degradation as an approach to target inhibition and with computational discovery as a technology. Our future success depends, in part, on our ability to successfully use targeted protein degradation and computational discovery technology to identify promising new product candidates.
Very few small molecule product candidates using targeted protein degradation, such as the product candidates which may be generated by our targeted protein degradation platform, have been tested in humans and none has been approved in the United States or Europe. The data underlying the feasibility of developing therapeutic products based on protein degradation technology is both preliminary and limited. We have not yet succeeded and may not succeed in advancing any product candidates developed using our targeted protein degradation platform into clinical trials, demonstrating the efficacy and safety of such product candidates or obtain marketing approval thereafter. As a result, it is difficult to predict the time and cost of protein degrader product candidate development and we cannot predict whether the application of our targeted protein degradation platform will result in the development and marketing approval of any products. Any problems we experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all.
Although we believe that our computational discovery platform has the potential to identify more promising molecules than traditional research methods and to accelerate drug discovery efforts, our focus on using our platform technology to discover and design molecules with therapeutic potential may not result in the discovery and development of commercially viable products for us. Computational discovery is a relatively new approach to drug development. As an organization, we have not yet developed any product candidates using this technology that have advanced into clinical trials and we may fail to identify potential product candidates for clinical development. Even if we are able to advance product candidates identified through our computational discovery platform into clinical trials, those trials may not be successful in demonstrating the efficacy and safety of such product candidates and, as a result, we may not be able to obtain regulatory approvals for those product candidates.
Any such failure to
in-license
or acquire new product candidates from third parties, or to discover new product candidates using our targeted protein degradation or computational discovery platforms would have a material adverse effect on our business, financial condition, results of operations and prospects.
Because we have multiple programs and product candidates in our development pipeline and are pursuing a variety of target indications and treatment approaches, we may expend our limited resources to pursue a particular product candidate and fail to capitalize on development opportunities or product candidates that may be more profitable or for which there is a greater likelihood of success.
We have limited financial and management resources. As a result, we may forego or delay pursuit of opportunities with potential target indications or product candidates that later prove to have greater commercial potential than our current and planned development programs and product candidates. Our resource allocation decisions may cause us to fail to capitalize on viable commercial product candidates or profitable market opportunities. Our spending on current and future research and development programs and other future product candidates for specific indications may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may be required to relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidates.
Additionally, we may pursue additional
in-licenses
or acquisitions of product candidates or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial and human resources expertise. Efforts to do so may not result in the actual acquisition or license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment.

We face risks associated with the Vant structure.
We develop our product candidates in the Vants, which operate similarly to independent biopharmaceutical companies. While we believe that there are significant competitive advantages to this structure, as compared to traditional pharmaceutical companies or smaller biopharma companies, the Vant structure also poses certain risks for our business.
Operating the Vants independently, rather than under a centralized, consolidated management team, may result in increased costs at the Vants, as certain functions or processes, including clinical and non-clinical
personnel, business development, finance, accounting, human resources and legal functions, are replicated across the Vants. There may also be certain start-up
costs, associated with the establishment of a new Vant or integration of a newly acquired business into a Vant, which are greater under the Vant model than they would be under a centralized model. The use of the Vant model may also entail increased costs for us, including the time and expenses associated with hiring Vant CEOs and management teams, overseeing Vant equity incentive arrangements and managing compliance-related risks, including the internal controls, reporting systems and procedures necessary for us to operate as a public company. We may also be exposed to increased “key employee” risks, in the event a Vant CEO were to depart, including the loss of other senior Vant personnel, potentially resulting in significant delays to the development programs at the Vant. These increased expenses, complexities and other challenges may make using and scaling the Vant model more challenging and costly than it would be for a traditional pharmaceutical company to both operate and expand the number of product candidates under development, which could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects. This decentralized model could also make compliance with applicable laws and regulations more challenging to monitor and may expose us to increased costs that could, in turn, harm our business, financial condition, results of operations or prospects.
In addition, a single or limited number of the Vants may, now or in the future, comprise a large proportion of our value. Similarly, a large proportion of our consolidated revenues may in the future be derived from one or a small number of Vants. Any adverse development at those Vants, including the termination of a key license agreement or other loss of the intellectual property underlying a product candidate or the failure of a clinical trial for a product candidate under development at the Vant, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.
We manage the Vants in part through our designees who serve on the Vant boards of directors. In their capacities as directors, those individuals owe fiduciary duties to the Vants and their shareholders under applicable law, which may at times require them to take actions that are not directly in our interest. To the extent any such actions have an adverse effect on the value of our ownership interest in the Vant, it could further adversely impact our consolidated business, financial condition, results of operations or prospects.
Our business may suffer reputational harm due to failures of our product candidates.
The failure of any of our product candidates could have a lasting negative impact on our reputation, which could, in turn, impact our ability to successfully enter into future licensing arrangements or other transactions with potential counterparties, raise future capital or attract key personnel to join us. As a result, our business and prospects would be materially harmed and our results of operations and financial condition would likely suffer materially.
We face risks associated with potential future payments related to our product candidates.
Our model for asset
in-licensing
transactions typically involves a low upfront payment combined with milestone and royalty payments contingent upon the achievement of certain future development and commercial events. These arrangements generally involve a payment or payments upon certain regulatory milestones, including regulatory approval, and then upon achieving specified levels of sales, with ongoing royalty payments which can extend for up to the life of a product. These payments may become due before a product is generating revenues, in which case we may not have sufficient funds available to meet our obligations. If this were to occur, we would default on our payment obligations and could face penalties, delays in development or reputational damage. Even if a product is commercialized and generating revenue, payments could become due that are so large that the investment is not profitable or is less profitable than anticipated. For example, this could occur if at the time of the initial investment, we overestimated the value of the product and agreed to a payment schedule using these inflated estimates. If we are unable to make milestone and royalty payments related to our product candidates when due, our business and prospects could suffer.
Our investment strategy and future growth relies on a number of assumptions, some or all which may not be realized.
Our investment strategy and plans for future growth rely on a number of assumptions, including, in the case of our biopharmaceutical product candidates, assumptions related to adoption of a particular therapy, incidence of an indication, use of a product candidate versus competitor therapies and size of patient populations. Some or all of these assumptions may be incorrect. We cannot accurately predict whether our product candidates will achieve significant market acceptance in line with these assumptions or whether there will be a market for our product candidates that reaches that which is anticipated. If any of these assumptions are incorrect or overstated, our results and future prospects will be materially and adversely affected.
If we enter into acquisitions or strategic partnerships, this may increase our capital requirements, dilute our shareholders, cause us to incur debt or assume contingent liabilities and subject us to other risks.
We may engage in various acquisitions and strategic partnerships in the future, including licensing or acquiring new product candidates, intellectual property rights, technologies or businesses. Any acquisition or strategic partnership may entail numerous risks, including:

•	increased operating expenses and cash requirements;

•	the assumption of indebtedness or contingent liabilities;

•	the issuance of our or our subsidiaries’ equity securities which would result in dilution to our shareholders;

•	assimilation of operations, intellectual property, products and product candidates of an acquired company, including difficulties associated with integrating new personnel;

•	the diversion of our management’s attention from our existing product programs and initiatives in pursuing such an acquisition or strategic partnership;

•	retention of key employees, the loss of key personnel and uncertainties in our ability to maintain key business relationships;

•
risks and uncertainties associated with the other party to such a transaction, including the prospects of that party and their existing products or product candidates, intellectual property, and regulatory approvals; and

•	our inability to generate revenue from acquired intellectual property, technology and/or products sufficient to meet our objectives or even to offset the associated transaction and maintenance costs.
In addition, if we undertake such a transaction, we may issue dilutive securities, assume or incur debt obligations, incur large one-time
expenses and acquire intangible assets that could result in significant future amortization expense.
We face risks associated with our ongoing strategic alliance with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”), as well as other acquisitions, partnerships, alliances or strategic transactions we may undertake in the future.
In December 2019, we and Sumitomo completed various transactions in connection with the formation of a strategic alliance between the companies, including (i) Sumitomo indirectly acquiring from us our controlling equity interests in five affiliates, (ii) our granting Sumitomo options to purchase, subject to certain exceptions, our existing equity interests in six other privately-held affiliates of ours, (iii) our granting Sumitomo access to key elements of our proprietary technology platforms and (iv) issuing our common shares to Sumitomo. In exchange, Sumitomo made a $3.0 billion upfront cash payment to us upon the closing of the transactions.
We face a number of risks in connection with our transactions with Sumitomo, including, but not limited to:

•	diversion of management time and focus away from operating our business;

•	reliance on certain employees of the alliance with Sumitomo who will continue to provide key services for us, including information technology services;

•	changes in relationships with strategic partners as a result of product acquisitions or strategic positioning resulting from these transactions;

•
risks arising from technological and data platforms shared between us and the alliance with Sumitomo, such as DrugOme, including data or other security breaches at Sumitomo or its affiliates that could, in turn, impact us, or disputes over ownership of intellectual property between us and the alliance with Sumitomo, which could impact our access to those platforms;

•	non-competition obligations arising from the formation of the alliance with Sumitomo;

•	coordination of research and development efforts; and

•	litigation or other claims, including claims from terminated employees, customers, former shareholders or other third parties.
We may also face similar risks in connection with any other mergers, acquisitions, divestitures or strategic alliances that we have undertaken in the past or may undertake in the future, including our acquisition of Oncopia Therapeutics, which closed in November 2020, and of Silicon Therapeutics, which closed in March 2021. If we acquire businesses with promising technologies, we may not be able to realize the benefits of acquiring such businesses, including any anticipated synergies between the acquired business and our existing business, if we are unable to successfully integrate them with our existing operations, technology and company culture.
In addition, any such mergers, acquisitions, divestitures or strategic alliances may be complex, time consuming and expensive to execute and may be subject to regulatory requirements that could impact our business. There can be no guarantee that we will be able to successfully consummate such acquisitions or other transactions, which could result in a significant diversion of management and other employee time, as well as substantial out-of-pocket
costs.
If any acquisitions or other transactions are not completed for any reason, we may incur significant costs and the market price of our common shares may decline. In addition, even if an acquisition is consummated, the integration of the acquired business, product or other assets into our Company may be complex and time-consuming, and we may not achieve the anticipated benefits, cost-savings or growth opportunities we expect. Potential difficulties that may be encountered in the integration process include the following: integrating personnel, operations and systems; coordinating geographically dispersed organizations; distracting management and employees from current operations; maintaining the existing business relationships of the acquired company; and managing inefficiencies associated with integrating the operations of the Company and the acquired business, product or other assets. For biopharmaceutical businesses we have acquired or may acquire in the future, or alliances or joint ventures in the biopharmaceutical industry, we may encounter numerous difficulties in developing, manufacturing and marketing any new drugs related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. We cannot assure you that, following any such acquisition, alliance or partnership, we will achieve the expected synergies to justify the transaction.
Our failure to address these risks or other problems encountered in connection with the strategic alliance with Sumitomo, or other past or future acquisitions, partnerships or strategic alliances could cause us to fail to realize the anticipated benefits of these transactions, incur unanticipated liabilities and harm our business generally. There is also a risk that current or future acquisitions will result in the shareholder litigation, incurrence of debt, contingent liabilities, amortization expenses or incremental operating expenses, any of which could harm our financial condition or results of operations.

If we obtain a controlling interest in additional companies in the future, it could adversely affect our operating results and the value of our common shares, thereby disrupting our business.
As part of our strategy, we expect to form and invest in additional wholly-owned and majority-owned subsidiaries. Investments in our existing and any future subsidiaries involve numerous risks, including, but not necessarily limited to, risks related to:

•	conducting research and development activities in new therapeutic areas or treatment approaches in which we have little to no experience;

•	diversion of financial and managerial resources from existing operations;

•	actual or potential conflicts among new and existing Vants to the extent they have overlapping or competing areas of focus or pipeline products;

•	successfully negotiating a proposed acquisition, in-license or investment in a timely manner and at a price or on terms and conditions favorable to us;

•	successfully combining and integrating a potential acquisition into our existing business to fully realize the benefits of such acquisition;

•	the impact of regulatory reviews on a proposed acquisition, in-license or investment; and

•	the outcome of any legal proceedings that may be instituted with respect to the proposed acquisition, in-license or investment.
If we fail to properly evaluate potential acquisitions,
in-licenses,
investments or other transactions associated with the creation of new research and development programs or the maintenance of existing ones, we might not achieve the anticipated benefits of any such transaction, we might incur costs in excess of what we anticipate, and management resources and attention might be diverted from other necessary or valuable activities.
We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to complete the development and commercialization of our product candidates.
We expect to spend substantial capital to complete the development of, seek regulatory approvals for and commercialize our biopharmaceutical product candidates, as well as to advance the development of our healthcare technologies. Because the length of time and activities associated with successful development of our biopharmaceutical product candidates is highly uncertain, and due to the inherent challenges and uncertainties associated with the development of novel healthcare technologies, we are unable to estimate with certainty the actual funds we will require to execute on our strategy.
Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	with respect to our biopharmaceutical product candidates:

•	the cost and timing of newly launched product candidates or Vants;

•	the initiation, timing, progress, costs and results of pre-clinical studies and clinical trials for our product candidates;

•	the outcome, timing and cost of meeting regulatory requirements established by the FDA and other comparable non-U.S. regulatory authorities globally;

•	the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights;

•	the cost of defending potential intellectual property disputes, including patent infringement actions brought by third parties against us or any of our current or future product candidates;

•	the cost and timing of completion of pre-clinical, clinical and commercial manufacturing activities;

•	the cost of establishing sales, marketing and distribution capabilities for our product candidates in regions where we choose to commercialize our product candidates on our own;

•	the initiation, progress, timing and results of our commercialization of our product candidate, if approved for commercial sale; and

•	other costs associated with preparing the commercial launch of our product candidates;

•	for our healthcare and drug discovery technologies:

•	the costs related to hiring and retaining employees with the expertise necessary to manage these technologies;

•	investments in wet labs, computational resources and other facilities; and

•	the costs needed to update, maintain and improve these technologies and the infrastructure underlying these technologies, including with respect to data protection and cybersecurity.
We cannot be certain that additional capital will be available on acceptable terms, or at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of any product candidate, delay the launch or expansion of a given healthcare technology product or potentially discontinue our operations altogether. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day
activities and harm our business. Because of the numerous risks and uncertainties associated with our business, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current product development programs and technology products.
We expect that significant additional capital will be needed in the future to continue our planned operations, including with respect to fulfilling our and the Vants’ human resources needs, which may be costly. Until such time, if ever, that we can generate substantial revenues, we expect to continue to finance our cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations both at our parent and at certain affiliates. To the extent that we raise additional capital by issuing equity securities at the parent or subsidiary level, our existing shareholders’ ownership, or our ownership in our subsidiaries, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of a common shareholder. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies, or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital or to pursue business opportunities, including potential acquisitions. If we are unable to obtain adequate financing or financing on terms satisfactory to us, if and when we require it, our ability to grow or support our business and to respond to business challenges could be significantly limited.
Risks Related to the Development of Our Product Candidates
Clinical trials and
pre-clinical
studies are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or pre-clinical
studies on the expected timelines, if at all.
Our biopharmaceutical product candidates are in clinical development or pre-clinical
studies and will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”), may be submitted, or extensive pre-clinical
testing before an Investigational New Drug application (“IND”) may be submitted. We cannot provide you any assurance that we will submit an IND, NDA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be approved by the relevant regulatory authorities.
Clinical trials and
pre-clinical
studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA, an institutional review board (“IRB”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA or similar application. The FDA may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.
The FDA or other regulatory authorities may also not agree with the scope of our proposed investigational plan. For example, they may find that our proposed development program is not sufficient to support a marketing authorization application, or that the proposed indication is considered to be too broad. Moreover, the FDA or other regulatory authorities may also refuse or impose certain restrictions on our reliance on data supporting our marketing authorization application should such data originate from studies outside of the relevant jurisdiction or be affected by regulatory non-compliance,
including issues of data integrity. In each case, this could delay the clinical development timeline for a given product candidate.
Failures can occur at any stage of clinical trials or
pre-clinical
studies, and we could encounter problems that cause us to abandon or repeat clinical trials or pre-clinical
studies. In addition, results from clinical trials or
pre-clinical
studies may require further evaluation, delaying the next stage of development or submission of an IND or an NDA or similar application. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through nonclinical studies and initial clinical trials, and such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in pre-clinical
or early-stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier trials or studies. Likewise, the results of early clinical trials or pre-clinical
studies of our product candidates may not be predictive of the results of planned development programs, and there can be no assurance that the results of studies conducted by collaborators or other third parties will be viewed favorably or are indicative of our own future trial results.
The commencement and completion of
pre-clinical
studies and clinical trials may be delayed by several factors, including:

•	failure to obtain regulatory authorization to commence a trial or reaching consensus with regulatory authorities regarding the design or implementation of our studies;

•	other regulatory issues, including the receipt of any inspectional observations on FDA’s Form-483, Warning or Untitled Letters, clinical holds, or complete response letters;

•	unforeseen safety issues, or subjects experience severe or unexpected adverse events;

•	occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;

•	lack of effectiveness during clinical trials;

•	resolving any dosing issues, including those raised by the FDA or other regulatory authorities;

•
inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	failure to add a sufficient number of clinical trial sites;

•	unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;

•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;

•
an IRB or ethics committee (“EC”) refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	premature discontinuation of study participants from clinical trials or missing data;

•
failure to manufacture or release sufficient quantities of our product candidate or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;

•	inability to monitor patients adequately during or after treatment; or

•	inappropriate unblinding of trial results.
In addition, disruptions caused by the
COVID-19
pandemic increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators are failing to conduct a trial in accordance with applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.
If we experience delays in the commencement or completion of our clinical trials, or if we terminate a clinical trial prior to completion, the commercial prospects of our product candidates could be harmed, and our ability to generate product revenue from any of our product candidates, if approved, may be delayed. In addition, any delays in our clinical trials could increase our costs, cause a decline in our share price, slow down the approval process, and jeopardize our ability to commence product sales and generate revenue. Any of these occurrences may harm our business, financial condition and results of operations. In addition, many of the factors that cause or lead to a termination or suspension of, or delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. We may make formulation or manufacturing changes to our product candidates, in which case we may need to conduct additional pre-clinical
or clinical studies to bridge our modified product candidates to earlier versions. Any delays to our clinical trials that occur as a result could shorten any period during which we may have the exclusive right to commercialize our product candidates and our competitors may be able to bring product candidates to market before we do, and the commercial viability of our product candidates could be significantly reduced.
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of any of our product candidates.
In addition, for our product candidates in clinical development, prior to our acquisition of the rights to those product candidates we had no involvement with or control over the pre-clinical
or clinical development of those product candidates. We are therefore dependent on our licensing and other transaction partners having conducted such research and development in accordance with the applicable protocol and legal, regulatory and scientific standards, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems associated with the pre-acquisition
development of our product candidates could result in increased costs and delays in the development of our product candidates, which could harm our ability to generate any future revenue from sales of product candidates, if approved.

Our approach to the discovery and development of product candidates from our targeted protein degradation platform is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates from this platform.
Treating diseases using targeted protein degradation is a new treatment approach. Our future success depends in part on the successful development of this novel therapeutic approach. Very few small molecule product candidates using targeted protein degradation have been tested in humans. None have been approved in the United States or Europe, and the data underlying the feasibility of developing these types of therapeutic products is both preliminary and limited. If any adverse learnings are made by other developers of chimeric targeting molecules, development of these product candidates could be materially impacted, which could in turn adversely impact our financial condition and future growth.
The scientific research that forms the basis of our efforts to develop our degrader product candidates is ongoing and the scientific evidence to support the feasibility of developing these treatments is both preliminary and limited. In addition, we may be unable to replicate the scientific evidence supporting our protein degrader candidates observed by our academic collaborators in commercial laboratories.
Further, certain cancer patients have shown inherent primary resistance to approved drugs that inhibit disease-causing proteins and other patients have developed acquired secondary resistance to these inhibitors. Although we believe our product candidates may have the ability to degrade the specific mutations that confer resistance to currently marketed inhibitors of disease-causing enzymes, any inherent primary or acquired secondary resistance to our product candidates in patients, or if the research proves to be contradicted, would prevent or diminish their clinical benefit.
We have not yet completed
IND-enabling
work for, or initiated a clinical trial of, any product candidate associated with our targeted protein degradation platform and we have not yet assessed the safety of any of these product candidates in humans. Although some of our product candidates have produced observable results in animal studies, there is a limited safety data set for their effects in animals. In addition, these product candidates may not demonstrate the same chemical and pharmacological properties in humans and may interact with human biological systems in unforeseen, ineffective or harmful ways. As a result, there could be adverse effects from treatment with any of our current or future product candidates that we cannot predict at this time.
Additionally, the regulatory approval process for novel product candidates such as those associated with our targeted protein degradation platform is uncertain and can be more expensive and take longer than for other, better-known or extensively studied classes of product candidates. Although other companies are also developing therapeutics based on targeted protein degradation, no product candidates of this type have been approved in the United States or Europe. As a result, it is difficult for us to predict the time and cost of developing our product candidates and we cannot predict whether any of these product candidates will receive marketing approval or achieve commercial acceptance. Any development problems we experience in the future related to our targeted protein degradation platform or any of our related research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our pre-clinical
studies or any clinical trials that we may initiate, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.
Certain of our product candidates, including our gene therapy product candidates, are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.
The manufacturing processes our contract manufacturing organizations (“CMOs”) use to produce our product candidates are complex, novel and have not necessarily been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.
Our gene therapy product candidates may require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from
lot-to-lot
or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the European Union (the “EU”) or other applicable standards or specifications with consistent and acceptable production yields and costs.
In addition, the FDA, the European Medicines Agency (the “EMA”) and other comparable regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other comparable regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
Our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our CMOs’ manufacturing process or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biotechnology companies and academic research institutions, which could limit access to additional attractive development programs. Problems in our manufacturing process could restrict our ability to meet potential future market demand for products.
We may encounter difficulties enrolling and retaining patients in clinical trials, and clinical development activities could thereby be delayed or otherwise adversely affected.
We may encounter delays or difficulties in enrolling, or be unable to enroll, a sufficient number of patients to complete any of our clinical trials for our product candidates on current timelines, or at all, and even once enrolled we may be unable to retain a sufficient number of patients to complete any of our clinical trials for these product candidates. Enrollment in our clinical trials may also be slower than we anticipate, or be stopped, leading to delays in the development timelines for our product candidates.
Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to
COVID-19,
the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our product candidates, including
IMVT-1401,
which targets certain rare autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, our subsidiary, Immunovant, voluntarily paused dosing in its clinical trials for IMVT-1401 globally due to elevated total cholesterol and low-density
lipoprotein (“LDL”) levels observed in some patients treated with IMVT-1401, resulting in a delay in Immunovant’s development of IMVT-1401. If Immunovant commences a future trial of IMVT-1401, it may be more difficult to recruit and retain patients for such clinical trials. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impossible. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance.
The results of our clinical trials may not support our proposed claims for our product candidates, or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.
Success in
pre-clinical
testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior pre-clinical
testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our clinical trials of IMVT-1401 will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier pre-clinical
studies or clinical trials. These setbacks have been caused by, among other things, pre-clinical
findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. In February 2021, our subsidiary, Immunovant, voluntarily paused dosing in its clinical trials for IMVT-1401 globally due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401, resulting in a delay in Immunovant’s development of IMVT-1401. Immunovant is progressing discussions with the FDA and is planning to progress discussions with other regulatory authorities, with the intent to continue development of IMVT-1401. While the ASCEND
GO-2
trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of IMVT-1401. Based on these analyses, Immunovant intends to initiate discussions with regulatory authorities before the end of the calendar year 2021 and reinstate its program in Thyroid Eye Disease based on regulatory alignment. Failure to successfully complete clinical trials of IMVT-1401 and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market IMVT-1401 would significantly harm our business.
The results of
pre-clinical
studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy traits despite having progressed through pre-clinical
and initial clinical trials. A future failure of a clinical trial to meet its pre-specified
endpoints would likely cause us to abandon our product candidates. Any delay in, or termination of, our clinical trials will delay the submission of an NDA or other similar applications to the FDA or other relevant comparable
non-U.S.
regulatory authorities and, ultimately, our ability to commercialize our product candidates, if approved, and generate product revenues. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims for differentiation or the effectiveness or safety of our product candidates. The FDA has substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of product candidates under development result in the submission of an NDA or other similar application to the FDA and other comparable
non-U.S.
regulatory authorities and even fewer are approved for commercialization.
Interim,
top-line
or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose preliminary or
top-line
data from our clinical trials, which is based on a preliminary analysis of then-available top-line
data, and the results and related findings and conclusions

are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line
results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated.
Top-line
data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line
data we previously published. As a result, preliminary and
top-line
data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line
or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.
Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our business in general. In addition, the information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure, and any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the top-line
data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize product candidates, our business, operating results, prospects or financial condition may be harmed.
Changes in methods of product manufacturing or formulation may result in additional costs or delay.
As product candidates proceed through
pre-clinical
studies to pivotal clinical trials towards potential approval and commercialization, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval. Similar requirements apply in other jurisdictions. This could delay completion of clinical trials, require the conduct of bridging clinical trials or the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenues.
We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, it may harm our business.
We rely on CROs and clinical trial sites to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. In addition, we rely upon CROs to monitor and manage data for our clinical programs, as well as the execution of future non-clinical
studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards and that clinical trial sites meet applicable protocol and regulatory requirements, and our reliance on the CROs does not relieve us of our regulatory responsibilities.
We and our CROs will be required to comply with the Good Laboratory Practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and other comparable
non-U.S.
regulatory authorities, which also require compliance with the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines for any of our product candidates that are in pre-clinical
and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we may rely on CROs to conduct our
GLP-compliant
nonclinical studies and
GCP-compliant
clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our expected reliance on the CROs does not relieve us of our regulatory responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable
non-U.S.
regulatory authorities may reject our marketing applications and require us to perform additional clinical trials before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process. Failure by any future CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.
Our CROs will not be our employees, and we will not control whether or not they devote sufficient time and resources to our future clinical and nonclinical programs. These CROs may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials, or other drug development activities which could harm our competitive position. We face the risk of potential unauthorized disclosure or infringement, misappropriation or other violation of our intellectual property by CROs, which may reduce our trade secret and intellectual property protection and allow our potential competitors to access and exploit our proprietary technology. If our CROs do not successfully carry out their contractual duties or obligations, fail to meet expected deadlines, or if the quality or accuracy of the clinical data they obtain is compromised due to the failure to adhere to our clinical protocols or regulatory requirements or for any other reasons, our clinical trials may be extended, delayed or terminated, and we may not be able to obtain regulatory approval for, or successfully commercialize any product candidate that we develop. As a result, our financial results and the commercial prospects for any product candidate that we develop would be harmed, our costs could increase, and our ability to generate revenues could be delayed.
If our relationships with these CROs terminate, we may not be able to enter into arrangements with alternative CROs or do so on commercially reasonable terms or in a timely manner. Switching or adding additional CROs involves substantial cost and requires management time and focus. In addition, there is a natural transition period when a new CRO commences work. As a result, delays occur, which can adversely impact our ability to meet our desired clinical development timelines. Though we intend to carefully manage our relationships with the CROs, there can be no assurance that we will not encounter challenges or delays in the future or that these delays or challenges will not have an adverse impact on our business, financial condition and prospects.
We do not have our own manufacturing capabilities and will rely on third parties to produce clinical supplies and commercial supplies of our product candidates and any future product candidate.
We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution, or testing. We will rely on third parties to produce clinical and commercial supplies of our product candidates and any future product candidate.
Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates or any future product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our pre-clinical
studies, clinical trials, research and development operations and commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third- party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involves committing substantial financial resources to current or future potential product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals are pending to, among other things, prevent drug shortages and reduce the dependency of the

United States on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or other similar application to the FDA. Such facilities must also register with the FDA. Similar requirements apply in other jurisdictions. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with Current Good Manufacturing Practices (“cGMP”) requirements for manufacture of drug product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable
non-U.S.
regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable
non-U.S.
regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured product candidates ourselves, including:

•	inability to meet our product specifications and quality requirements consistently;

•	delay or inability to procure or expand sufficient manufacturing capacity;

•	manufacturing and product quality issues related to scale-up of manufacturing;

•	costs and validation of new equipment and facilities required for scale-up;

•	failure to comply with applicable laws, regulations and standards, including cGMP and similar standards;

•	deficient or improper record-keeping;

•	inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;

•	termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates in a timely fashion, in sufficient quantities or under acceptable terms;

•	lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;

•
operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or other regulatory sanctions related to the manufacturer of another company’s product candidates;

•	carrier disruptions or increased costs that are beyond our control; and

•	failure to deliver our product candidates under specified storage conditions and in a timely manner.
Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, or total or partial suspension of production.

If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our requirements, including providing an adequate supply, our business will be harmed.
All entities involved in the preparation of product candidates for clinical trials or commercial sale, including our existing CMOs for all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the United States. These regulations govern manufacturing processes and procedures, including recordkeeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in the issuance of inspectional observations on FDA’s
Form-483,
Warning or Untitled Letters, public safety alerts identifying our company or products and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates.
We or our CMOs must supply all necessary documentation in support of an NDA or similar regulatory application on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval
inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval
plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.
The regulatory authorities also may, at any time following approval of a product for sale, inspect the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and/or time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.
Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a supplemental NDA or similar regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up
or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidate according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals, or commercialization of our product candidates. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.
If malignancies arise in patients treated with our gene therapy product candidates, including
ARU-1801,
or if there are other safety events that require us to halt or delay clinical development of
ARU-1801
or other gene therapies, the development of those therapies would be delayed and the commercial potential of those therapies would be materially and negatively impacted.
A potentially significant risk in any gene therapy product candidate using viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient, known as insertional oncogenesis, which can lead to certain forms of cancer. In early 2021, a company developing a gene therapy for the treatment of sickle cell disease announced that one of its patients has developed acute myelogenous leukemia following treatment. While Aruvant has not experienced any similar safety events to date, any such events arising in patients treated with
ARU-1801
could result in delays to the clinical development timeline, the suspension of clinical development altogether or, following approval by the FDA, if received, the product being removed from the market or its market opportunity being significantly reduced. In addition, the sickle cell disease population has an elevated underlying risk of malignancy. As a result, if patients treated with
ARU-1801
develop a malignancy, it may be difficult for us to determine the underlying cause of the malignancy and the link, if any, to
ARU-1801,
potentially causing further delays to our clinical development timeline. Any of the foregoing issues arising in relation to
ARU-1801
or other gene therapy product candidates could lead to adverse publicity and have a material adverse effect on our business and the price of our common shares.
Risks Related to Regulatory Approval and Commercialization of Our Product Candidates
Obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or another regulator may delay, limit or deny approval. If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidates, our business will be substantially harmed.
We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable
non-U.S.
regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of non-clinical
or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. To date, we have not obtained regulatory approval for any product candidates, and it is possible that our current product candidates and any other product candidates which we may seek to develop in the future will not ever obtain regulatory approval. We cannot be certain that any of our product candidates will receive regulatory approval or be successfully commercialized even if we receive regulatory approval.
Obtaining marketing approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process and the FDA or other
non-U.S.
regulatory authorities may delay, limit or deny approval of a product candidate for many reasons, including:

•
we may not be able to demonstrate that a product candidate is safe and effective as a treatment for the targeted indications, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure, and potent for use in its targeted indication, to the satisfaction of the FDA or other relevant regulatory authorities;

•	the FDA or other relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase costs and prolong development timelines;

•	the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;

•
the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of clinical trials, including the design of proposed pre-clinical
and early clinical trials of any future product candidates;

•
the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact the clinical trials and ability to obtain marketing approvals;

•
the FDA or other relevant regulatory authorities may not find the data from nonclinical, pre-clinical
studies or clinical trials sufficient to demonstrate that the clinical and other benefits of a product candidate outweigh its safety risks;

•
the FDA or other relevant regulatory authorities may disagree with an interpretation of data or significance of results from nonclinical, pre-clinical
studies or clinical trials or may require additional studies;

•	the FDA or other relevant regulatory authorities may not accept data generated at clinical trial sites;

•
if an NDA or BLA is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical, pre-clinical
studies or clinical trials, limitations on approved labeling or distribution and use restrictions;

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy (“REMS”) or its equivalent, as a condition of approval;

•	the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or patient registries for product candidates;

•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidate;

•	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers; or

•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.
Our future success depends significantly on our ability to successfully complete clinical trials for our product candidates, obtain regulatory approval and then successfully commercialize those product candidates. Any inability to successfully initiate, conduct or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional non-clinical
studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from non-clinical
and clinical research conducted using earlier versions of these product candidates. Clinical trial delays could also shorten any periods during which our products have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.
Delays in the initiation, conduct or completion of any clinical trial of our product candidates will increase our costs, slow down the product candidate development and approval process and delay or potentially jeopardize our ability to receive regulatory approvals, commence product sales and generate revenue. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. Any of these events could have a material adverse effect on our business, prospects, financial condition and results of operations and have a negative impact on the price of our common shares.

Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.
Before obtaining regulatory approvals for the commercial sale of any of our product candidates, we must demonstrate through lengthy, complex and expensive non-clinical
studies,
pre-clinical
studies and clinical trials that the applicable product candidate is both safe and effective for use in each target indication, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure, and potent for use in its targeted indication. Each product candidate must demonstrate an adequate risk versus benefit profile in its intended patient population and for its intended use.
Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support marketing approval.
We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable
non-U.S.
regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable
non-U.S.
regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even if regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.
Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance.
Adverse events caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects arising from, or those perceived to arise from, our product candidates or those from other companies targeting similar diseases, could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. For example, in February 2021, our subsidiary Immunovant voluntarily paused dosing in its ongoing trials for IMVT-1401 globally due to elevated total cholesterol and LDL levels observed in patients treated with IMVT-1401, resulting in a delay in Immunovant’s development of IMVT-1401. Any of these occurrences may harm our business, financial condition and prospects.
Furthermore, if any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, suspend or limit their approval of the product or require a REMS (or equivalent outside the United States) to impose restrictions on its distribution or other risk management measures;

•	regulatory authorities may require that we recall a product;

•	additional restrictions being imposed on the marketing or manufacturing processes of product candidates or any components thereof;

•
regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, require other labeling changes of a product or require field alerts or other communications to physicians, pharmacies or the public;

•	we may be required to change the way a product is administered or to conduct additional clinical trials, change the labeling of a product or conduct additional post-marketing studies or surveillance;

•
we may be required to repeat
pre-clinical
studies or clinical trials or terminate programs for a product candidate, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we could be sued and held liable for harm caused to patients;

•	we could elect to discontinue the sale of our products;

•	our product candidates may become less competitive; and

•	our reputation may suffer.
Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidate and could substantially increase the costs of commercializing our product candidates and have a negative impact on the price of our common shares.
The regulatory approval processes of the FDA and comparable
non-U.S.
regulatory authorities are lengthy, time consuming and inherently unpredictable, and even if we obtain approval for a product candidate in one country or jurisdiction, we may never obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable
non-U.S.
regulatory agencies, that such product candidate is safe and effective and, as applicable, pure and potent for its intended use. Results from non-clinical
studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country
basis regarding safety and efficacy. Approval by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We do not have any product candidates approved for sale in any jurisdiction, including in international markets, and we do not have experience in obtaining regulatory approval. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions, cause a loss of patient confidence in us or our products, among other negative consequences.
Quality management plays an essential role in contract manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. Our goal is to maintain a robust quality management program which includes the following broad pillars of quality:

•	monitoring and assuring regulatory compliance for clinical trials, manufacturing and testing of good applicable practice (“GxP”) (e.g., GCP, GLP and GMP regulated) products;

•	monitoring and providing oversight of all GxP suppliers (e.g., contract development manufacturing organizations and CROs);

•	establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain and distribution operations; and

•	cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.
Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.
Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or commercialize our product candidates in any other jurisdiction, which would limit our ability to realize the drug candidate’s full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional pre-clinical
studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be approved for sale in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
Seeking regulatory approval outside of the United States could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The regulatory approval outside of the United States process may include all of the risks associated with obtaining FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Even if we obtain regulatory approval for our product candidates, we will still face extensive ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and our product may face future development and quality or regulatory compliance difficulties.
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, conduct of potential post-market studies and post-market submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If a product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labeling, which could limit sales of the product.
The FDA may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA could significantly increase costs or delay, limit or ultimately restrict the commercialization of such product. The FDA closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and that promotional and advertising materials and communications are truthful and non-misleading.
Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading,
we may be subject to enforcement action. Violations of the Federal Food, Drug, and Cosmetic Act in the United States and other comparable regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable
non-U.S.
regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.
In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may negatively impact our business and the price of our common shares and may yield various results, including:

•	restrictions on the manufacture such product candidates;

•
restrictions on the labeling or marketing of such product candidates, including a “black box” warning or contraindication on the product label or communications containing warnings or other safety information about the product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;

•	requirement of a REMS (or equivalent outside the United States);

•	Warning or Untitled Letters;

•	withdrawal of the product candidates from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension or withdrawal of marketing approvals;

•	refusal to permit the import or export of our product candidates;

•	product seizure; or

•	lawsuits, injunctions or the imposition of civil or criminal penalties.
Non-compliance
by us or any current or future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance can also result in significant financial penalties.
Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or orphan drug designation by the FDA, even if granted for any product candidate, may not lead to a faster development, regulatory review or approval process, and does not necessarily increase the likelihood that any product candidate will receive marketing approval in the United States.
We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or orphan drug designation for certain of our product candidates.
ARU-1801,
a gene therapy in development by Aruvant for the treatment of sickle cell disease, has received orphan drug designation and rare pediatric designation by the FDA, as well as priority review and orphan designation by the EMA. In addition, two gene therapies under development by Sio Gene Therapies,
AXO-AAV-GM1,
in development for the treatment of GM1 gangliosidosis, and
AXO-AAV-GM2,
in development for the treatment of GM2 gangliosidosis, also known as
Tay-Sachs
and Sandhoff diseases, have received rare pediatric designation and orphan drug designation (in the case of
AXO-AAV-GM1)
and rare pediatric designation (in the case of
AXO-AAV-GM2)
from the FDA.
A breakthrough therapy is defined as a therapy that is intended, alone or in combination with one or more other therapies, to treat a serious or life-threatening disease or condition, and preliminary clinical evidence indicates that the therapy may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. For therapies that have been designated as breakthrough therapies, interaction and communication between the FDA and the sponsor of the trial can help to identify the most efficient path for clinical development while minimizing the number of patients placed in potentially less efficacious control regimens. Therapies designated as breakthrough therapies by the FDA may also be eligible for priority review and accelerated approval. Designation as a breakthrough therapy is within the discretion of the FDA. Accordingly, even if we believe a product candidate meets the criteria for designation as a breakthrough therapy, the FDA may disagree and instead determine not to make such designation. In any event, the receipt of a Breakthrough Therapy Designation for a product candidate may not result in a faster development process, review or approval compared to therapies considered for approval under conventional FDA procedures and does not assure ultimate approval by the FDA. In addition, even if a product candidate qualifies as a breakthrough therapy, the FDA may later decide that such product candidate no longer meets the conditions for qualification or decide that the time period for FDA review or approval will not be shortened.
If a therapy is intended for the treatment of a serious or life-threatening condition and the therapy demonstrates the potential to address unmet medical needs for this condition, the therapy sponsor may apply for Fast Track Designation. The FDA has broad discretion whether or not to grant this designation, so even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would decide to grant it. Even if we do receive Fast Track Designation, we may not necessarily experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw Fast Track Designation if we believe that the designation is no longer supported by data from our clinical development program. Fast Track Designation alone does not guarantee qualification for the FDA’s priority review procedures.
Regulatory authorities in some jurisdictions, including the United States and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the United States, in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved sane drug. The applicable period is seven years in the United States. A similar data exclusivity scheme exists in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s pre-clinical
and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained in a number of circumstances, such as where the innovator company is granted a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.
Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. In the EEA, orphan drug designation, and the related benefits, may be lost if it is established before the market authorization is granted that the designation criteria are no longer met.
If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization.
Certain of our gene therapy product candidates are based on novel technologies and the regulatory landscape that governs these product candidates we may develop is rigorous, complex, uncertain and subject to change, which makes it difficult to predict the time and cost of developing the product candidates and subsequently obtaining regulatory approval.
The clinical study requirements of the FDA, the EMA and other regulatory agencies and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty and intended use and market of the potential product candidates. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known or more extensively studied pharmaceutical or other product candidates. Currently, a limited number of gene therapy products have been approved by the FDA, the EMA and the European Commission. Given the few precedents of approved gene therapy products, it is difficult to determine how long it will take or how much it will cost to obtain regulatory approvals for our product candidates in the United States, the EU or other jurisdictions. Approvals by the EMA and the European Commission may not be indicative of what the FDA may require for approval.
Regulatory requirements governing the development of gene therapy products have changed frequently and may continue to change in the future. The FDA has established the Office of Tissues and Advanced Therapies within the Center for Biologics Evaluation and Research (the “CBER”), to consolidate the review of gene therapy and related products, and to advise the CBER on its review. The FDA can put an IND on clinical hold if the information in an IND is not sufficient to assess the risks in pediatric patients. In addition to FDA oversight and oversight by IRBs, under guidelines promulgated by the National Institutes of Health (“NIH”) gene therapy clinical trials funded by NIH are also subject to review and oversight by an institutional biosafety committee (“IBC”), a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. Before a clinical study can begin at any institution, that institution’s IRB, and, where applicable, its IBC assesses the safety of the research and identifies any potential risk to public health or the environment. While the NIH guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Moreover, serious adverse events or developments in clinical trials of gene therapy product candidates conducted by others may cause the FDA or other regulatory bodies to initiate a clinical hold on our clinical trials or otherwise change the requirements for approval of any of our product candidates. Although the FDA decides whether individual gene therapy protocols may proceed, the review process and determinations of other reviewing bodies can impede or delay the initiation of a clinical trial, even if the FDA has reviewed the trial and approved its initiation.
Adverse developments in
pre-clinical
studies or clinical trials conducted by others in the field of gene therapy and gene regulation products may cause the FDA, the EMA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing gene regulation technologies, either of which could harm our business. In addition, the clinical trial requirements of the FDA, the EMA and other regulatory authorities and the criteria these regulators use to determine the safety and efficacy of a product candidate vary substantially according to the type, complexity, novelty, and intended use and market of the potential products. The regulatory approval process for novel product candidates such as our gene therapies can be more expensive and take longer than for other, better known, or more extensively studied pharmaceutical or other product candidates. In addition, because of the evolving regulatory landscape for novel product candidates such as our gene therapies, there is a heightened risk relating to changes in regulatory requirements, such as the required trial size, the size of safety databases and duration of clinical follow-up
required for approval, which could develop in a manner that adversely impacts our business, financial condition and results of operations.
Further, as we are developing novel potential treatments for diseases in which there is little clinical experience with new endpoints and methodologies, there is heightened risk that the FDA, the EMA or other regulatory bodies may not consider the clinical trial endpoints to provide clinically meaningful results, and the resulting clinical data and results may be more difficult to analyze. The prospectively designed natural history studies with the same endpoints as our corresponding clinical trials may not be accepted by the FDA, EMA or other regulatory authorities. Regulatory agencies administering existing or future regulations or legislation may not allow production and marketing of products utilizing gene regulation technology in a timely manner or under technically or commercially feasible conditions. In addition, regulatory action or private litigation could result in expenses, delays, or other impediments to our research programs or the commercialization of resulting products.
Even if our product candidates receive marketing approval, they may fail to achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.
The commercial success of our product candidates will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Even if any product candidates we may develop receive marketing approval, they may nonetheless fail to gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance for any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

•	the efficacy and safety of such product candidates as demonstrated in pivotal clinical trials and published in peer-reviewed journals;

•	the potential and perceived advantages compared to alternative treatments, including any similar generic treatments;

•	the ability to offer these products for sale at competitive prices;

•	the ability to offer appropriate patient financial assistance programs, such as commercial insurance co-pay assistance;

•	convenience and ease of dosing and administration compared to alternative treatments;

•	the clinical indications for which the product candidate is approved by FDA or comparable non-U.S. regulatory agencies;

•
product labeling or product insert requirements of the FDA or other comparable
non-U.S.
regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

•	restrictions on how the product is dispensed or distributed;

•	the timing of market introduction of competitive products;

•	publicity concerning these products or competing products and treatments;

•	the strength of marketing and distribution support;

•	favorable third-party coverage and sufficient reimbursement; and

•	the prevalence and severity of any side effects or AEs.
Sales of medical products also depend on the willingness of physicians to prescribe the treatment, which is likely to be based on a determination by these physicians that the products are safe, therapeutically effective and cost effective. In addition, the inclusion or exclusion of products from treatment guidelines established by various physician groups and the viewpoints of influential physicians can affect the willingness of other physicians to prescribe such products.
If approved, our product candidates regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway under section 351(k) of the Public Health Service Act (“PHSA”) for biological products that are biosimilar to or interchangeable with an FDA-licensed reference
biological product. Under the BPCIA, a section 351(k) application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar or interchangeable product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period
of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product submitted under section 351(a) of the PHSA containing the competing sponsor’s own pre-clinical
data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA and the FDA only approved the first interchangeable biosimilar in July 2021. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, in July 2021, one of the first suits commenced under the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples legislation. The legislation purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic drug, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. While the full impact of these provisions is unclear at this time and litigation remains ongoing, its provisions do have the potential to facilitate the development and future approval of biosimilar versions of our products, introducing biosimilar competition that could have a material adverse impact on our business, financial condition and results of operations.
Whether approval of a biological product qualifies for reference product exclusivity turns on whether FDA consider the approval a “first licensure.” Not every licensure of a biological product is considered a “first licensure” that gives rise to its own exclusivity period. We believe that our product candidates approved as a biological product under a BLA should qualify for the 12-year period
of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. Moreover, the extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products
is not yet clear, and will depend on a number of marketplace and regulatory factors that are still developing. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

If, in the future, we are unable to establish sales, marketing and distribution capabilities or enter into agreements with third parties to sell, market and distribute any product candidates we may develop, we may not be successful in commercializing those product candidates if and when they are approved.
We do not currently have any infrastructure for the sales, marketing or distribution of any product, and the cost of establishing and maintaining such an organization may exceed the cost-effectiveness of doing so. In order to market any product that may be approved, we must build our sales, distribution, marketing, compliance, managerial and other non-technical
capabilities or make arrangements with third parties to perform these services. To achieve commercial success for any product for which we obtain marketing approval, we will need a sales and marketing organization or outsource these functions to third parties. In the future, we may choose to build a focused sales, marketing, and commercial support infrastructure to market and sell our product candidates, if and when they are approved. We may also elect to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to selected product candidates, indications or geographic territories, including territories outside the United States, although there is no guarantee we will be able to enter into these arrangements even if the intent is to do so.
There are risks involved with both establishing our own commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel.
Factors that may inhibit our efforts to commercialize any approved product on our own include:

•	the inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs, and other support personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;

•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement, and other acceptance by payors;

•	the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;

•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercialization organization.
If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of any product candidate, we may be forced to delay potential commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we will need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring any product candidate to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to our product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

If we enter into arrangements with third parties to perform sales, marketing, commercial support, and distribution services, our product revenue or the profitability of product revenue may be lower than if we were to market and sell any products we may develop internally. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us or them. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our products effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label
promotion. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates, if approved.
Our current and future relationships with investigators, health care professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others are subject to applicable healthcare regulatory laws, which could expose us to penalties and other risks.
Our business operations and current and potential future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others, expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates for which we obtain marketing approval. Such laws include, without limitation:

•
the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program (such as Medicare and Medicaid). The term “remuneration” has been broadly interpreted by the federal government to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain activities from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;

•
the federal false claims laws, including the False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim; or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties currently ranging from $11,665 to $23,331 for each false claim or statement for penalties assessed after June 19, 2020, with respect to violations occurring after November 2, 2015, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

•
the federal health care fraud statute (established by Health Insurance Portability and Accountability Act of 1996 (“HIPAA”)), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

•
the Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing houses, and most healthcare providers and their business associates, defined as independent contractors or agents of covered entities that create, receive or obtain protected health information in connection with providing a service for or on behalf of a covered entity;

•
various privacy, cybersecurity and data protection laws, rules and regulations at the international, federal, state and local level impose obligations with respect to safeguarding the privacy, security, and transmission of personal data and health information;

•
the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and national laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental
third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; and state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and several recently passed state laws that require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes, some of which contain ambiguous requirements that government officials have not yet clarified.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other applicable health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena, civil investigative demand or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.
Healthcare legislative measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.
The United States and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could prevent or delay marketing approval of our product candidates or any future product candidates, restrict or regulate post-approval activities and affect our ability to profitably sell any product for which we obtain marketing approval. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.
In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjects biological products to potential competition by lower-cost biosimilars, addresses a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increases the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extends the rebate program to individuals enrolled in Medicaid managed care organizations, establishes annual fees and taxes on manufacturers of certain branded prescription drugs, and creates a new Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70%
point-of-sale
discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D.
Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, with unpredictable and uncertain results. Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA. The law appears likely to continue the downward pressure on pharmaceutical pricing, especially under the Medicare program, and may also increase our regulatory burdens and operating costs.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through fiscal year 2030 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. As the legislation currently stands, the reductions will go back into effect as of January 2022 and will remain in effect through fiscal year 2030 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, review the relationship between pricing and manufacturer patient assistance programs, and reform government program reimbursement methodologies for drugs. Current Congressional proposals include direct price negotiation by Medicare in Medicare Part D, international reference pricing in Medicare Part B, and inflationary rebates on Part B and Part D drugs whose prices increase above a certain amount. Additionally, on November 20, 2020, the U.S. Department of Health and Human Services (“HHS”) finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. These modifications to the safe harbors are being challenged in court and HHS has delayed their implementation until January 1, 2023. Congress is considering legislation that could further delay implementation or repeal the rule. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. The executive order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing high drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access, competition, and foster scientific innovation.
Recent federal legislation and actions by state and local governments in the United States may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
There have been, and likely will continue to be, legislative and regulatory proposals at the national and state levels in jurisdictions around the world directed at containing or lowering the cost of healthcare, including prescription drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability, or commercialize our product. Such reforms could have an adverse effect on anticipated revenue from product candidates that we may successfully develop and for which we may obtain regulatory approval and may affect our overall financial condition and ability to develop product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates, if approved;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve or maintain profitability;

•	the amount of taxes that we are required to pay; and

•	the availability of capital.
We expect that healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for any approved product. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain profitability or commercialize our product candidates, if approved.

Coverage and adequate reimbursement may not be available for our product candidates, which could make it difficult for us to sell our product candidates profitably.
Market acceptance and sales of any approved product candidates that we develop will depend in part on the extent to which coverage and adequate reimbursement for these product candidates and related treatments will be available from third-party payors, including government health administration authorities and private health insurers. The target patient populations for our drugs are often relatively small, as a result of which the pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our product to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates. There is no assurance that our product candidates, if approved, would achieve adequate coverage and reimbursement levels.
In the United States, no uniform policy of coverage and reimbursement for product candidates exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidates that we develop will be made on a plan-by-plan
basis. One payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment
that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product candidates unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product candidates. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates, to the extent that patients who are prescribed our product candidates, if approved, are not separately reimbursed for the cost of the product.
The process for determining whether a third-party payor will provide coverage for a product may be separate from the process for setting the price of a product or for establishing the reimbursement rate that such a payor will pay for the product. Even if we obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, product candidates. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices for product candidates. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular medications. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product for which we obtain marketing approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidates that we develop.
Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the United States and in some other jurisdictions that could affect our ability to sell any future drugs profitably. These legislative and regulatory changes may negatively impact the reimbursement for any future drugs, following approval. There can be no assurance that our candidates, if approved, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the United States and in other countries where our product candidates are sold will not harm our ability to sell our product candidates profitably, if they are approved for sale.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
We may face competition in the United States for our product candidates, if approved, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an
FDA-approved
drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, the July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for any of our product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for any products that we may develop and adversely affect our future revenues and prospects for profitability.
Other Risks Related to Our Business and Industry
We depend on the knowledge and skills of our senior leaders, and may not be able to manage our business effectively if we are unable to attract and retain key personnel.
We have benefited substantially from the leadership, performance and vision of our senior leaders, in particular, our founder and Executive Chairman, Vivek Ramaswamy, our Principal Executive Officer and Principal Financial Officer, Matthew Gline, and other senior executives of ours and of the Vants. We rely greatly on the investment experience and medical and scientific expertise of our senior leadership team to identify product candidates and guide future investments and opportunities, as well as the drug development expertise of our and the Vants’ senior leadership to guide the pre-clinical
and clinical development of our product candidates. Our success will depend on our ability to retain our current management team. In addition, while we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relation to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. Competition for senior leadership in the healthcare investment industry is intense, and we cannot guarantee that we will be able to retain key personnel of ours or of the Vants.
Our senior leaders and key employees may terminate their positions with us at any time. Due to the small number of employees at some of the Vants, the loss of key employee may have a larger impact on our business. In particular, we rely on a limited number of employees in certain key jurisdictions, including the United Kingdom (the “U.K.”), Switzerland and Bermuda. If we lose one or more members of our or the Vants’ senior leadership teams or other key employees, our ability to successfully implement our business strategies could be adversely impacted. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior leadership team or other employees.
To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided certain equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Despite our efforts to retain invaluable employees, members of our management, scientific and development teams may terminate their employment with us at any time. Although we have employment agreements with our key employees, certain of these employment agreements provide for at-will
employment, which means that any of our employees could leave our employment at any time. Our success also depends on our ability to continue to attract, retain and motivate high skilled junior, mid-level
and senior managers as well as junior,
mid-level
and senior scientific and medical personnel.
Changes in funding for, or disruptions to the operations of, the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal functions on which the operation of our business may rely, which could negatively impact our business.
The ability of the FDA to review and approve new products or take action with respect to other regulatory matters can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept payment of user fees, the availability of personnel and other resources in light of governmental “stay at home” orders in response to the
COVID-19
pandemic, and statutory, regulatory and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.
Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold due to impacts of the
COVID-19
pandemic, with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. In April 2021, the FDA issued guidance describing how it will request and conduct voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical
and clinical research. With respect to
pre-approval
inspections, the FDA has been using other tools and approaches where possible, including requesting existing inspection reports from other foreign regulatory partners, requesting information from applicants, and requesting records and other information directly from facilities and other inspected entities. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel and there are other identified deficiencies, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility without other identified deficiencies, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and due to the
COVID-19
pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
We will need to expand our organization and may experience difficulties in managing this growth, which could disrupt operations.
In connection with our continued growth and the Business Combination, we expect to hire, either directly or through our current or future affiliates, additional employees for our managerial, finance and accounting, clinical, scientific and engineering, regulatory, operational, manufacturing, sales and marketing teams. We may have difficulties in connection with identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, management may need to divert a disproportionate amount of its attention away from our day-to-day
activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of operations across our entities, which may result in weaknesses in infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and/or grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and ability to commercialize product candidates and new technologies and compete effectively will partly depend on our ability to effectively manage any future growth.
Many of the other pharmaceutical and healthcare technology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop product candidates and our business will be harmed.
Our international operations may expose us to business, legal, regulatory, political, operational, financial and economic risks associated with conducting business globally.
Part of our business strategy involves potential expansion internationally with third-party collaborators to seek regulatory approval for our product candidates globally. Doing business internationally involves a number of risks, including but not limited to:

•
multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;

•	failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidate, if approved, in various countries;

•	difficulties in managing operations in different jurisdictions;

•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to currency exchange rate fluctuations;

•	varying protection for intellectual property rights;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

•
failure to comply with the United States Foreign Corrupt Practices Act (the “FCPA”), including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations and cash flows.
Unfavorable global economic conditions could adversely affect our business, financial condition or results of operations.
Our ability to invest in and expand our business and meet our financial obligations, to attract and retain third-party contractors and collaboration partners and to raise additional capital depends on our operating and financial performance, which, in turn, is subject to numerous factors, including the prevailing economic and political conditions and financial, business and other factors beyond our control, such as the rate of unemployment, the number of uninsured persons in the United States, political influences and inflationary pressures. For example, an overall decrease in or loss of insurance coverage among individuals in the United States as a result of unemployment, underemployment or the repeal of certain provisions of the ACA may decrease the demand for healthcare services and pharmaceuticals. If fewer patients are seeking medical care because they do not have insurance coverage, we may experience difficulties in any eventual commercialization of our product candidates and our business, results of operations, financial condition and cash flows could be adversely affected.
In addition, our results of operations could be adversely affected by general conditions in the global economy and in the global financial markets upon which pharmaceutical and biopharmaceutical companies such as us are dependent for sources of capital. In the past, global financial crises have caused extreme volatility and disruptions in the capital and credit markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including a reduced ability to raise additional capital when needed on acceptable terms, if at all, and weakened demand for our product candidates. A weak or declining economy could also strain our suppliers, possibly resulting in supply disruption. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the current economic climate and financial market conditions could adversely impact our business.
We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve regulatory approval before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize any product candidates we may develop and ultimately harm our financial condition.
The development and commercialization of new drug products is highly competitive. We may face competition with respect to any product candidates that we seek to develop or commercialize in the future from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection, and establish collaborative arrangements for research, development, manufacturing, and commercialization.
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that we are pursuing, including, but not limited to:

•	Roflumilast, a PDE4 inhibitor, a potential competitor to tapinarof, in development by Dermavant for the topical treatment of psoriasis;

•	Teprotumumab, an insulin-like growth factor-1 receptor inhibitor, a potential competitor to IMVT-1401, in development by Immunovant for the treatment of thyroid eye disease;

•	Efgartigimod, an anti-FcRn antibody fragment, and nipocalimab, an anti-FcRn antibody, both potential competitors to IMVT-1401, in development by Immunovant for the treatment of myasthenia gravis; and

•
CTX001, a gene-editing therapy and LentiGlobin, a gene therapy delivering a modified form of adult hemoglobin, both potential competitors to
ARU-1801,
in development by Aruvant for the treatment of sickle cell disease.

If any of these or other competitors, including competitors for our other product candidates, receive FDA approval before we do, our product candidates would not be the first treatment on the market, and our market share may be limited. In addition to competition from other companies targeting our target indications, any products we may develop may also face competition from other types of therapies.
Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, pre-clinical
testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.
Mergers and acquisitions in the pharmaceutical and biotechnology industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than any products that we may develop. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our potential product candidates uneconomical or obsolete and we may not be successful in marketing any product candidates we may develop against competitors.
In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our products infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for any products that we may develop and commercialize.
The markets in which our healthcare technology Vants participate are competitive, and if we do not compete effectively, our business and operating results could be adversely affected.
The overall market for healthcare technologies and software is global, rapidly evolving, competitive and subject to changing technology and shifting customer focus. Our healthcare technology Vants, including Datavant, a healthcare data infrastructure company, Lokavant, a clinical trial technology company, and Alyvant, a salesforce technology company, face competition from well-established providers of these solutions, certain of which may have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. We also face competition from solutions that biopharmaceutical companies develop internally and from smaller companies that offer products and services directed at more specific markets than we target, enabling these smaller competitors to focus a greater proportion of their efforts and resources on these markets, as well as a large number of companies that have been founded with the goal of applying machine learning technologies to drug discovery.
Many of our competitors are able to devote greater resources to the development, promotion, and sale of their software solutions and services. Third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources. If our competitors’ products, services or technologies become more accepted than our solutions, if our competitors are successful in bringing their products or services to market earlier than ours, if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies, or customer requirements, or if their products or services are more technologically capable than ours, then the business and prospects of these Vants could be adversely affected.
We and our subsidiaries are subject to litigation and investigation risks which could adversely affect their business, results of operations and financial condition and could cause the market value of our common shares to decline. Insurance coverage may not be available for, or adequate to cover, all potential exposure for litigation and other business risks.
We and our subsidiaries are from time to time subject to various litigation matters and claims, including regulatory proceedings, administrative proceedings, securities litigation and other lawsuits, and governmental investigations. In addition, we and our subsidiaries may receive requests for information from governmental agencies in connection with their regulatory or investigatory authority or from private third parties pursuant to subpoena. These proceedings may be complex and prolonged, and may occupy the resources of us and our subsidiaries’ management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us or our subsidiaries if not favorably resolved. We and our subsidiaries may be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. We also face risks relating to litigation arising from judgments made by us and the Vants as to the materiality of any developments in our businesses, including with respect to pre-clinical
and clinical data, and the resulting disclosure (or lack thereof) may give rise to securities litigation.
We maintain insurance policies for litigation and various business risks, but such policies may not be adequate to compensate us for potential losses. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. Because of the uncertain nature of litigation, investigations and insurance coverage decisions, it is not possible to predict the outcome of these matters, which could have a material adverse effect on the business, results of operations, and financial condition of us and our subsidiaries, as applicable, could impact the ability to consummate a transaction that is challenged or otherwise subject to such litigation and could cause the market value of our common shares to decline.
Negative public opinion and increased regulatory scrutiny of gene therapy and genetic research may damage public perception of our gene therapy product candidates and any future products or adversely affect our ability to conduct our business or obtain and maintain marketing approvals for our product candidates.
Public perception may be influenced by claims that gene therapy, including gene editing technologies, is unsafe or unethical, and research activities and adverse events in the field, even if not ultimately attributable to us or our product candidates, could result in increased governmental regulation, unfavorable public perception, challenges in recruiting patients to participate in our clinical studies, potential regulatory delays in the testing or approval of our potential products, stricter labeling requirements for those product candidates that are approved and a decrease in demand for any such product. More restrictive government regulations or negative public opinion would have a negative effect on our business or financial condition and may delay or impair the development and commercialization of our product candidates or demand for any approved products.
We may not hold a controlling stake in certain of our subsidiaries and thus may not be able to direct our business or the development of our product candidates.
For certain of the Vants, including Arbutus, Datavant and Sio Gene Therapies, we hold less than a majority ownership interest or are otherwise limited in our ability to direct or control the business and the development of the product candidates or technologies at the Vant. In addition, for certain other Vants, including Immunovant, we may in the future come to hold less than a majority ownership interest in the Vant. Furthermore, even if we own a majority ownership interest in a Vant, we may not necessarily be able to control the outcome of certain corporate actions. If the business or development of a product candidate at one of these Vants were to face challenges, we would be adversely affected as a result and would be limited in our ability to cause or influence the Vant in question to take appropriate remediative actions.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security.
Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risk of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, sovereign governments and cyber terrorists, has generally increased along with the number, intensity and sophistication of attempted attacks and intrusions from around the world.
We generally require our third-party providers to implement effective security measures and to identify and correct for any such failures, deficiencies or breaches. Although we seek to supervise such third parties’ security measures, our ability to do so is limited. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.
We may not be able to anticipate all types of security threats and we cannot assure you that our data protection efforts and our investment in information technology will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If any of the aforementioned security events were to occur, it could result in a material disruption of our drug development programs and business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the further development of any product candidate could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.
We are subject to stringent privacy laws, information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business, including in particular our healthcare technology businesses.
We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose certain requirements relating to the privacy, security and transmission of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide, and there has been an increasing focus on privacy and data protection issues. Failure to comply with these laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. In particular, regulations promulgated pursuant to HIPAA establish privacy and security standards for covered entities (most healthcare providers and health insurance plans) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally do not receive protected health information subject to HIPAA in our business, we do business with various entities that are subject to HIPAA or that process protected health information, and as HIPAA obligations or our business evolves, we may have to expend resources to understand our obligations, adjust contractual relationships, or change business practices.
In addition, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to HIPAA that expressly applies to pharmaceutical companies, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information, with limited exceptions, and requires security measures to protect the information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, requires covered businesses to provide substantial disclosures to California residents and honor such residents’ data protection and privacy rights, including the right to opt-out
of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act (the “CPRA”), a ballot initiative that passed in November 2020 which, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects starting on January 1, 2023, the CPRA will expand California residents’ rights with respect to certain sensitive personal information and give California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising. Virginia and Colorado also recently enacted CCPA/CPRA-like laws, the Virginia Consumer Data Privacy Act (the “VDCPA”) and the Colorado Privacy Act (“CPA”), to provide their respective residents with similar rights. New legislation enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of the CMIA, CCPA, CPRA, VDCPA, CPA and other similar state laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply. Privacy laws are changing rapidly and there is discussion in Congress of a new federal data protection and privacy law to which we may be subject.
Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia
: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. Until recently, one such data transfer mechanism was the
EU-US
Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA and the U.K., need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. It remains to be seen whether SCCs will remain available and whether additional means for lawful data transfers will become available. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA.
Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and EU (
i.e
., following the United Kingdom’s exit from the EU – otherwise known as Brexit), data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.
If we or our third party service providers are unable to properly protect the privacy and security of personal information, or other sensitive data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General, the Federal Trade Commission, EU Data Protection Authorities and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
Data privacy remains an evolving landscape at both the domestic and international level, with new regulations coming into effect. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our practices and our efforts to comply with the evolving data protection rules may be unsuccessful. Significant resources are needed to understand and comply with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to penalties under such laws. Any such failure to comply with data protection and privacy laws could result in government-imposed fines or orders requiring that we change our practices or unwind certain lines of business, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even if we are not determined to have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.
Our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers and other vendors or potential collaborators may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could harm our results of operations.
We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, CMOs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s GCP, GLP and GMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.
Additionally, we are subject to the risk that a person, including any person who may have engaged in any fraud or misconduct, or government agency could allege such fraud or other misconduct, even if none occurred. Furthermore, we rely on our CROs and clinical trial sites to adequately report data from our ongoing clinical trials. Moreover, in some instances, our licensing partners conduct clinical trials with respect to product candidates in different territories and we rely on any such partners to share data from their ongoing clinical trials as required under our agreements with such partners. For example, any failure by such parties to adequately report safety signals to us in a timely manner from any such trials may also affect the approvability of our product candidates or cause delays and disruptions for the approval of our product candidates, if at all. If our or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors are alleged or found to be in violation of any such regulatory standards or requirements, or become subject to a corporate integrity agreement or similar agreement and curtailment of our operations, it could have a significant impact on our business and financial results, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, suspension or delay in our clinical trials, possible exclusion from participation in Medicare, Medicaid and other federal healthcare programs, FDA debarment, contractual damages, reputational harm, diminished profits and future earnings, and additional reporting requirements and oversight, any of which could harm our ability to operate our business and our results of operations.
Potential product liability lawsuits against us could cause us to incur substantial liabilities and limit commercialization of any product candidates that we may develop.
The use of existing product candidates in clinical trials and the sale of any product candidates for which we obtain marketing approval exposes us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our product candidates. On occasion, large judgments have been awarded in class action lawsuits where drugs have had unanticipated harmful effects. If we cannot successfully defend against product liability claims, it could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	impairment of our business reputation and significant negative media attention;

•	delay or termination of clinical trials, or withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	inability to commercialize existing product candidates or any future product candidate, if approved;

•	product recalls, withdrawals or labeling, marketing or promotional restrictions;

•	decreased demand for existing product candidates or any future product candidate, if approved; and

•	loss of revenue.
The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. If we obtain marketing approval for product candidates, we intend to acquire insurance coverage to include the sale of commercial product candidates; however, it may be unable to obtain product liability insurance on commercially reasonable terms or in adequate amounts. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business, including preventing or limiting the commercialization of any product candidates, if approved, that we develop.
If we fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.
We are subject to numerous environmental, health and safety laws and regulations, including those governing laboratory procedures and the handling, use, storage, treatment and disposal of hazardous materials and wastes. Certain of our operations may involve the use of hazardous and flammable materials, including chemicals and biological materials, and may also produce hazardous waste products. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination or injury from these materials. In the event of contamination or injury resulting from our use of hazardous materials, we could be held liable for any resulting damages, and any liability could exceed our resources. We also could incur significant costs associated with civil or criminal fines and penalties for failure to comply with such laws and regulations.
Although we maintain workers’ compensation insurance to cover us for costs and expenses we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not maintain insurance for environmental liability or toxic tort claims that may be asserted against us in connection with our storage or disposal of biological, hazardous or radioactive materials.
In addition, we may incur substantial costs in order to comply with current or future environmental, health and safety laws and regulations. These current or future laws and regulations may impair our research, development or production efforts. Our failure to comply with these laws and regulations also may result in substantial fines, penalties or other sanctions.
We or the third parties upon whom we depend may be adversely affected by earthquakes, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.
Earthquakes or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our offices, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our lack of earthquake insurance, could have a material adverse effect on our business.
The increasing use of social media platforms presents new risks and challenges.
Social media is increasingly being used to communicate about our research, product candidates, investigational medicines and the diseases our product candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, our employees, affiliates and/or business partners may use social media for their personal use, and their activities on social media or in other forums could result in adverse publicity for us. Any negative publicity as a result of social media posts, whether or not such claims are accurate, could adversely impact us. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business.
The United Kingdom’s withdrawal from the European Union may adversely impact our ability to obtain regulatory approvals of our product candidates in the European Union and may require us to incur additional expenses in order to develop, manufacture and commercialize our product candidates in the European Union.
Our headquarters are located in the United Kingdom. The United Kingdom formally exited the EU, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the United Kingdom entered a transition period (the “Transition Period”), during which it continued to follow all EU rules. The Transition Period ended on December 31, 2020. On December 30, 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement, which includes an agreement on free trade between the two parties.
There is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain will no longer be covered by the centralized procedures for obtaining
EU-wide
marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. It is unclear as to whether the relevant authorities in the EU and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there is a risk of disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that may delay time-sensitive shipments and may negatively impact our product supply chain. Further, under current plans, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is to be based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom.
If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom and/or EEA for our product candidates, which could significantly and materially harm our business. There is a degree of uncertainty regarding the overall impact that Brexit will have on (i) the marketing of pharmaceutical products, (ii) the process to obtain regulatory approval in the United Kingdom for product candidates or (iii) the award of exclusivities that are normally part of the EU legal framework (for instance Supplementary Protection Certificates, Pediatric Extensions or Orphan exclusivity).
Brexit may also result in a reduction of funding to the EMA once the United Kingdom no longer makes financial contributions to European institutions, such as the EMA. If funding to the EMA is so reduced, it could create delays in the EMA issuing regulatory approvals for our product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.
In addition, we may be required to pay taxes or duties or be subjected to other hurdles in connection with the importation of our product candidates into the EU, or we may incur expenses in establishing a manufacturing facility in the EU in order to circumvent such hurdles. If any of these outcomes occur, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or the EU for our product candidates, or incur significant additional expenses to operate our business, which could significantly and materially harm or delay our ability to generate revenues or achieve profitability of our business.

As a result of Brexit, other EU Member States may seek to conduct referenda with respect to their continuing membership with the EU. Given these possibilities and others we may not anticipate, as well as the absence of comparable precedent, it is unclear what financial, regulatory and legal implications the withdrawal of the United Kingdom from the EU will have and how such withdrawal will affect us, and the full extent to which our business could be adversely affected.
Risks Related to Our Intellectual Property
If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the United States and other countries with respect to our product candidates and any future product candidates. We seek to protect our proprietary position by in-licensing
or acquiring intellectual property and filing patent applications in the United States and abroad related to our current and future development programs and product candidates, defending our intellectual property rights against third-party challenges and enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, there is always a risk that our licensed or owned issued patents and any pending and future patent applications may not protect our product candidates, in whole or in part, and may not effectively prevent others from commercializing competitive product candidates, or that an alteration to our product candidates or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. The risks associated with patent rights generally apply to patent rights that we in-license
now or in the future, as well as patent rights that we may own now or in the future.
It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure
and confidentiality agreements with parties who have access to confidential or patentable aspects of their research and development output, such as employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. In addition, while we have pre-publication
review procedures in effect, premature or inadvertent publication of potentially patentable subject matter could preclude our ability to obtain patent protection. We may choose not to seek patent protection for certain innovations or product candidates and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, product candidates may not be protected by patents in all jurisdictions. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell product candidates and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell product candidates and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. The patent applications that we own or in-license
may fail to result in issued patents with claims that cover product candidates in the United States or in other countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable in enforcement and other adversarial proceedings.
The patent applications that we own or
in-license
may fail to result in issued patents with claims that cover our product candidates or any future product candidate in the United States or in other countries. Our pending patent applications at the Patent Cooperation Treaty (the “PCT”) are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. For example, any issued patents might not cover the pharmaceutical composition of the product candidate that is ultimately commercialized. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may ultimately obtain. Even if patents do successfully issue and even if such patents cover our product candidates or any future product candidate, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowly construed, invalidated, or held unenforceable, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar product candidates or limit the length of terms of patent protection we may have for our product candidates and technologies. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing product candidates or practicing our own patented technology or impose a substantial royalty burden to do so. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any product candidates that we may develop. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates or other technologies, competitors and other third parties could market product candidates and use processes that are substantially similar to, or superior to, ours and our business would suffer.
If the patent applications we hold or have
in-licensed
with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates or any future product candidate, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize, future drugs. Any such outcome could have a materially adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless and until a patent issues from such applications.
The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office (the “USPTO”) and its counterparts in other countries use to grant patents are not always applied predictably or uniformly. In addition, the laws of countries other than the United States may not protect our rights to the same extent as the laws of the United States, and many companies have encountered significant problems in protecting and defending such rights in such jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than United States law does.
Other parties have developed technologies that may be related or competitive to our own technologies and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own or licensed patent applications or issued patents. Furthermore, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the United States and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the United States and other countries may diminish the value of our patents or narrow the scope of our patent protection.
Patent reform legislation in the United States, including the Leahy-Smith America Invents Act (“the Leahy-Smith Act”), could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act was signed into law on September 16, 2011 and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes
review, and derivation proceedings. After March 15, 2013, under the Leahy-Smith Act, the United States transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We are currently and may in the future be subject to third-party pre-issuance
submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, inter partes
review, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, three U.S. patents (U.S. Patent Nos. 8,058,069 , 9,364,435 and 9,404,127) relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant exclusively licenses from Arbutus Biopharma Corp. (“Arbutus”) were the subject of inter partes
review proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”). The PTAB upheld all claims of U.S. Patent No. 8,058,069, invalidated some of the claims of U.S. Patent No. 9,364,435 and invalidated all claims of U.S. Patent No. 9,404,127. The PTAB’s decisions with respect to U.S. Patent Nos. 8,058,069 and 9,364,435 are currently on appeal at the United States Court of Appeals for the Federal Circuit. The Federal Circuit vacated and remanded the PTAB’s decision on U.S. Patent No. 9,494,127, and the PTAB’s decision with respect to U.S. Patent No. 9,494,127 patent is currently held in administrative abeyance, pending a review following a recent Supreme Court ruling in an unrelated case. Additionally, one European patent (EU patent no. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licenses from Arbutus is the subject of an opposition proceeding brought by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office Opposition Division. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights or result in our breach of agreements pursuant to which we license such rights to our collaborators or licensees. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Even if they are unchallenged, our owned and licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing
manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. Moreover, patents have a limited lifespan. In the United States, the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however the life of a patent, and the protection it affords, are limited. Without patent protection for our current or future product candidates, it may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our own and, which could have a material adverse effect on our business, financial condition, results of operations and prospects.
Patent terms and their scope may be inadequate to protect our competitive position on current and future product candidates for an adequate amount of time.
Patents have a limited lifespan. In the United States, if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S.
non-provisional
filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, are limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from competitive product candidates, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, the patent covering the use of tapinarof as an active ingredient to treat psoriasis and atopic dermatitis, but not limited to any formulation, expired in December 2020. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to ours.
We do not currently and may not in the future own or license any issued composition of matter patents covering certain of our product candidates, including tapinarof, and we cannot be certain that any of our other issued patents will provide adequate protection for such product candidates.
Composition-of-matter
patents on the active pharmaceutical ingredient (“API”) in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. While we generally seek composition of matter patents for our product candidates, such patents may not be available for all of our product candidates. For example, we do not own or in-license
any issued composition of matter patents in the United States or any other jurisdiction with respect to tapinarof. Instead, we rely on an issued U.S. patent claiming topical formulations of tapinarof, including the formulation studied in Phase 3, and an issued U.S. patent covering methods of using the patented topical formulations to treat inflammatory diseases, including psoriasis and atopic dermatitis. The formulation and method-of-use
patents have natural expiration dates in 2036. We additionally rely on a drug substance (“DS”) patent covering the high purity commercial crystal form of the DS, the commercial DS synthesis and several novel intermediates that are formed in the synthesis, which has a natural expiration date in 2038.
Method-of-use
patents protect the use of a product for the specified method and formulation patents cover formulations of the API. These types of patents do not prevent a competitor or other third party from developing or marketing an identical product for an indication that is outside the scope of the patented method or from developing a different formulation that is outside the scope of the patented formulation. Moreover, with respect to method-of-use
patents, even if competitors or other third parties do not actively promote their product for our targeted indications or uses for which we may obtain patents, physicians may recommend that patients use these products off-label,
or patients may do so themselves. Although
off-label
use may infringe or contribute to the infringement of
method-of-use
patents, the practice is common, and this type of infringement is difficult to prevent or prosecute.
Our owned and licensed patents and pending patent applications, if issued, may not adequately protect our intellectual property or prevent competitors or others from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing
manner. If the breadth or strength of protection provided by the patents and patent applications we own or license with respect to our product candidates is not sufficient to impede such competition or is otherwise threatened, it could dissuade companies from collaborating with us to develop, and threaten our ability to commercialize, our product candidates. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term, our business may be harmed.
Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the United States and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting our product candidates might expire before or shortly after such candidate begins to be commercialized. We expect to seek extensions of patent terms in the United States and, if available, in other countries where we are prosecuting patents.
Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents may be eligible for a limited patent term extension (“PTE”) under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the United States, and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval.
If we are unable to extend the expiration date of our existing patents or obtain new patents with longer expiry dates, our competitors may be able to take advantage of our investment in development and clinical trials by referencing our clinical and pre-clinical
data to obtain approval of competing product candidates following our patent expiration and launch their product earlier than might otherwise be the case.

Obtaining and maintaining our patent protection depends on compliance with various procedural, document submission, fee payment and other requirements imposed by governmental patent agencies, and our patent protection could be reduced or eliminated as a result of non-compliance
with these requirements.
Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other patent agencies in other jurisdictions in several stages over the lifetime of the patent. The USPTO and various national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and
non-U.S.
patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction.
Non-compliance
events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent applications, failure to respond to official actions within prescribed time limits, non-payment
of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates or any future product candidate, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.
We rely on certain
in-licensed
patents and other intellectual property rights in connection with our development of certain product candidates and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.
Our ability to develop and commercialize product candidates is dependent on licenses to patent rights and other intellectual property granted to it by third parties. Further, development and commercialization of our current product candidates, and development of any future product candidates, may require us to enter into additional license or collaboration agreements.
Our current license agreements impose, and future agreements may impose, various development, diligence, commercialization and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we may not be able to market our product candidates. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. Additionally, certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. For example, disputes may arise with respect to our current or future licensing agreement include disputes relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our financial or other obligations under the license agreement;

•	the extent to which our technology and product candidates infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights;

•	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and commercialize our product candidates. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and commercialization of our product candidates, or incur liability for damages. In addition, we may need to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates.
Furthermore, if our licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or competitive to ours and we may be required to cease our development and commercialization of certain of our product candidates. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain other licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. In addition, certain of these license agreements, may not be assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that it licenses from third parties. For example, pursuant to the license agreement we have with the Cincinnati Children’s Hospital Medical Center (“CCHMC”), CCHMC controls such activities for certain patents licensed to ASG under such agreement, subject to ASG’s right to review and comment. Therefore, we cannot be certain that these or other patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. Additionally, we may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents. If our current or future licensors or collaboration partners fail to obtain, maintain, defend, protect or enforce any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and commercialize product candidates that are the subject of such licensed rights could be adversely affected.
Furthermore, certain of our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. The intellectual property portfolio licensed to us by our licensors at least in some respects, may therefore be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. For example, Immunovant does not have rights to develop, manufacture, use or commercialize IMVT-1401 or file or enforce patents relating to these assets in territories other than the United States, Canada, Mexico, the EU, the U.K., Switzerland, the Middle East, North Africa and Latin America, as such rights in other jurisdictions have been retained by HanAll Biopharma Co., Ltd. (“HanAll”) or licensed by HanAll to third parties. Additionally, Dermavant does not have the right to develop, manufacture, use or commercialize tapinarof in China, including Hong Kong, Macau or Taiwan, as such rights were retained by Welichem Biotech Inc. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

Third party claims or litigation alleging infringement, misappropriation or other violations of third-party patents or other proprietary rights or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of our product candidates and any future product candidate.
Our commercial success depends in part on our avoidance of infringement, misappropriation and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Our competitors or other third parties may assert infringement claims against us, alleging that our product candidates are covered by their patents. We cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, inter partes
review, and post-grant review before the USPTO, as well as oppositions and similar processes in other jurisdictions. Numerous U.S. and
non-U.S.
issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of third-party patents and patent applications that, if issued as patents, could be construed in a manner that negatively impacts the commercialization of
ARU-1801.
If any such patents were held by a court of competent jurisdiction to cover
ARU-1801,
we may be required to cease development or commercialization of
ARU-1801
unless we obtain a license under the applicable patents, or until such patents expire. Such a license may not be available on commercially reasonable terms, may only be available on a non-exclusive
basis or may not be available at all. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents.
Additionally, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidate unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and commercialize the applicable product candidate unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how
and inventions, which could be time-consuming and divert the attention of senior management.
Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against it, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.
Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because the competitors have substantially greater resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays, or prohibit us from manufacturing, marketing or otherwise commercializing our product candidates, services, and technology. Any uncertainties resulting from the initiation and continuation of any litigation could adversely impact our ability to raise additional funds or otherwise harm our business, results of operation, financial condition or cash flows.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments, which could adversely impact the price of our common shares.
We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might harm our ability to develop and market our product candidates.
We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the United States and abroad that is or may be relevant to or necessary for the commercialization of product candidates in any jurisdiction. Patent applications in the United States and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the United States remain confidential until patents issue. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates, any future product candidates, or the use thereof, provided such pending patent applications result in issued patents. Our ability to develop and market our product candidate or any future product candidates can be adversely affected in jurisdictions where such patents are issued.
The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect and we may incorrectly conclude that a third-party patent is invalid or unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates or any future product candidates, if approved.
If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates or services so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.
Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. In addition, in an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the United States, defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement
or lack of written description or
non-statutory
subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, inter partes
review, or post-grant review, or oppositions or similar proceedings outside the United States, in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future product candidates. Such a loss of patent protection could harm our business. Additionally, any adverse outcome could allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.
Even if we establish infringement, the court may decide not to grant an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. We may not be able to detect or prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the United States. Our business could be harmed if in litigation the prevailing party does not offer us a license on commercially reasonable terms. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.
Furthermore, because of the substantial amount of discovery required in connection with intellectual property litigation, there is a risk that some of our confidential information could be compromised by disclosure during this type of litigation. There could also be public announcements of the results of hearings, motions or other interim proceedings or developments. If securities analysts or investors perceive these results to be negative, it could have an adverse effect on the price of our common shares.
We may not have sufficient financial or other resources to adequately conduct such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources and more mature and developed intellectual property portfolios. Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious
action or solution.

Because many of the patents we own are owned by our subsidiaries, and in certain cases by subsidiaries that are not or will not be directly commercializing products, we may not be in a position to obtain a permanent injunction against a third party that is found to infringe our patents.
Many patents that we own are assigned to our subsidiaries or to their respective subsidiaries. For example, any patents that Immunovant owns are assigned to its wholly-owned subsidiary Immunovant Sciences GmbH and any patents that Dermavant owns are assigned to its wholly-owned subsidiary Dermavant Sciences GmbH. If a third party is found to be infringing such patents, we and our direct subsidiaries may not be able to permanently enjoin the third party from making, using, offering for sale or selling the infringing product or activity for the remaining life of such patent in the United States or other jurisdictions when the patent is assigned to a subsidiary, which is not the entity that is or would be commercializing a potentially competitive product or service. In such a circumstance, such third party may be able to compete with us or our subsidiaries, which could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.
As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the United States or USPTO rules and regulations could increase the uncertainties and costs.
The United States has recently enacted and implemented wide-ranging patent reform legislation. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. For example, the Biden administration recently indicated its support for a proposal at the World Trade Organization to waive patent rights with respect to
COVID-19
vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments, including with respect to Genevant’s licensed lipid nanoparticle (“LNP”) delivery technology as used in connection with Messenger RNA vaccine delivery, could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
Depending on actions by the U.S. Congress, the federal courts, and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by United States and
non-U.S.
legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.
In addition, the United States federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up
license” for its own benefit. The Bayh-Dole Act also provides federal agencies with
“march-in
rights.”
March-in
rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” For example, the research resulting in certain of our in-licensed
patent rights and technology for certain product candidates was funded in part by the U.S. federal government. As a result, the federal government may have certain rights to such patent rights and technology, which include march-in
rights. If the federal government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The federal government’s rights may also permit it to disclose our confidential information to third parties and to exercise march-in
rights to use or allow third parties to use our licensed technology. The federal government can exercise its march-in
rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. Further, the recipient of U.S. government funding is required to comply with certain other requirements, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. The U.S. government has the right to take title to such intellectual property rights if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, our rights in such inventions may be subject to certain requirements to manufacture product candidates embodying such inventions in the United States. We cannot be certain that our current or future licensors will comply with the disclosure or reporting requirements of the Bayh-Dole Act at all times, or be able to rectify any lapse in compliance with these requirements. Any exercise by the government of any of the foregoing rights or by any third party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations, and prospects.
The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates or patents that cover our biologic product candidates can be challenged by third parties.
If one of our product candidates is approved by the FDA and if a third party files an application under Section 505(b)(2) or an abbreviated new drug application (“ANDA”) under Section 505(j) for a generic product containing any of our product candidates, including tapinarof (which, following the natural expiration of our method of use patent family, will be protected only by our formulation patent), and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic product. A certification under 21 CFR § 314.94(a)(12)(i)(A)(4) that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required
45-day
period, the third party’s ANDA will not be subject to the
30-month
stay of FDA approval.
Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our products before an ANDA or 505(b)(2) NDA is filed we will be unable to obtain a
30-month
stay of FDA approval of a 505(b)(2) or ANDA.
For example, our three issued U.S. patents covering tapinarof may not provide adequate protection from competitive products developed by 505(b)(1) NDA, 505(b)(2) NDA or 505(j) ANDA applicants containing paragraph IV certifications if such applicants are able to design around the three patents. One or more competitors may circumvent these patents by filing a marketing application with the FDA under Sections 505(b)(2) or 505(j) of the Federal Food, Drug and Cosmetic Act containing a paragraph IV certification for a competitive product containing the active moiety in tapinarof and successfully challenging the validity of the three patents or successfully designing around the three patents. Any successful challenge against the three patents and/or designing around one or more of the patents could result in a generic version of tapinarof being commercialized before the expiration of the three patents. If the three patents are successfully challenged or designed around, our business, results of operations, financial condition and prospects would be harmed.

For biologics, the BPCIA provides a mechanism for one or more third parties to seek FDA approval to manufacture or sell a biosimilar or interchangeable versions of brand name biological product candidates. Due to the large size and complexity of biological product candidates, as compared to small molecules, a biosimilar must be “highly similar” to the reference product with “no clinically meaningful differences between the two.” The BPCIA does not require reference product sponsors to list patents in the FDA’s Orange Book and does not include an automatic
30-month
stay of FDA approval upon the timely filing of a lawsuit. The BPCIA, however, does require a formal pre-litigation
process which includes the exchange of information between a biosimilar applicant and a reference biologic sponsor that includes the identification of relevant patents and each parties’ basis for infringement and invalidity. After the exchange of this information, we may then initiate a lawsuit within 30 days to defend the patents identified in the exchange. If the biosimilar applicant successfully challenges the asserted patent claims, it could result in the invalidation of, or render unenforceable, some or all of the relevant patent claims or result in a finding of non-infringement.
If we are unsuccessful in enforcing our patents against generics or biosimilars, our products could face competition prior to the expiration of the patents which cover such products, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, any such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with product candidates.
We may not be able to protect our intellectual property rights throughout the world.
Filing, prosecuting and defending patents on product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the United States can be less extensive than those in the United States. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws of the United States.
Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing product candidates made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own product candidates and may also export infringing product candidates to territories where we have patent protection, but enforcement is not as strong as that in the United States. These product candidates may compete with our product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.
We do not have patent rights in all countries in which a market may exist. Moreover, in jurisdictions where we do have patent rights, proceedings to enforce such rights could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly, and our patent applications at risk of not issuing. Additionally, such proceedings could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Thus, we may not be able to stop a competitor from marketing and selling in other countries product candidates and services that are the same as or similar to our product candidates and services, and our competitive position would be harmed.
Many companies have encountered significant problems in protecting and defending intellectual property rights in other jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets, and other intellectual property protection, particularly those relating to biotechnology product candidates, which could make it difficult for us to stop the infringement of our patents or marketing of competing product candidates in violation of our proprietary rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
Many countries, including European Union countries, India, Japan and China, have compulsory licensing laws under which a patent owner may be compelled under specified circumstances to grant licenses to third parties. In addition, many countries limit the enforceability of patents against government agencies or government contractors. In those countries, we may have limited remedies, which could materially diminish the value of those patents. This could limit our potential revenue opportunities. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.
If we are unable to protect the confidentiality of any trade secrets, our business and competitive position would be harmed.
In addition to seeking patents for any product candidates, we may rely on trade secrets, including unpatented software, know-how,
technology and other proprietary information, to maintain our competitive position. We seek to protect this software and information, in part, by entering into non-disclosure
and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants.
Because we rely and expect to continue to rely on third parties to manufacture our product candidates and future product candidates, and we collaborate and expect to continue to collaborate with third parties on the development of current and future product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in the market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how
and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.
In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors’ intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Despite our efforts to protect our trade secrets, our competitors and other third parties may discover our trade secrets, including our proprietary software, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s or other third party’s discovery of our trade secrets, including our proprietary software, would impair our competitive position and have an adverse impact on our business.

We cannot guarantee that we have entered into
non-disclosure,
confidentiality agreements, material transfer agreements or consulting agreements with each party that may have or have had access to our trade secrets or proprietary software, technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and proprietary software, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. If any of our trade secrets, including our proprietary software, were to be lawfully obtained or independently developed by a competitor or other third party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, including our proprietary software, were to be disclosed to or independently developed by a competitor or other third party, our competitive position would be harmed.
Certain software utilized in our computational drug discovery efforts may include third party open source software. Any failure to comply with the terms of one or more open source software licenses could adversely affect our business, subject us to litigation, or create potential liability.
Certain software utilized in our computational drug discovery efforts may include third party open source software and we expect to continue to incorporate open source software in the future. The use of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, we cannot ensure that we have effectively monitored our use of open source software or that we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. There have been claims against companies that use open source software asserting that the use of such open source software infringes the claimants’ intellectual property rights. As a result, we could be subject to suits by third parties claiming infringement on such third parties’ intellectual property rights. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to modify our computational drug discovery platform.
Use of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin of the software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. In addition, certain open source licenses require that source code for software programs that interact with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license. The terms of various open source licenses have not been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, if portions of our proprietary software are determined to be subject to an open source license or if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses, each of which could reduce or eliminate the effectiveness of our computational discovery efforts. We may also face claims alleging noncompliance with open source license terms or misappropriation or other violation of open source technology. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.
We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.
We employ individuals who were previously employed at universities or other software, biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to not use the confidential information of their former employer, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our owned or licensed patents or patent applications. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, could limit the duration of the patent protection covering our technology and product candidates and could result in our inability to develop, manufacture or commercialize our product candidates without infringing third-party patent rights. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third party to commercialize our current or future product candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may harm our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would harm our business, results of operations and financial condition.
We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.
We rely on a combination of internally developed and
in-licensed
intellectual property rights and we or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed
patents, trade secrets, or other intellectual property as an inventor or co-inventor.
For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed
patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
In addition, while it is our policy to require our employees, contractors and other third parties who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our invention assignment agreements may not be self-executing or may be breached, and we may not have adequate remedies for any such breach. Additionally, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual.
Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities, and have a harmful effect on the success of our business.
Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely impact the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to continue our clinical trials and internal research programs, or in-license
needed technology or other future product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize product candidates, if approved. Any of the foregoing could harm our business, financial condition, results of operations and prospects.
We may not be successful in obtaining necessary intellectual property rights to future product candidates through acquisitions and in-licenses.
A third party may hold intellectual property, including patent rights, that are important or necessary to the development of our product candidates. Accordingly, we may seek to acquire or in-license
patented or proprietary technologies to develop such product candidates or to grow our product offerings and technology portfolio. However, we may be unable to acquire or in-license
intellectual property rights relating to, or necessary for, any such product candidate or technology from third parties on commercially reasonable terms or at all. Even if we are able to in-license
any such necessary intellectual property, it could be on
non-exclusive
terms, thereby giving our competitors and other third parties access to the same intellectual property licensed to us, and it could require us to make substantial licensing and royalty payments. In that event, we may be unable to develop or commercialize such product candidates or technology. We may also be unable to identify product candidates or technology that we believe are an appropriate strategic fit for our company and protect intellectual property relating to, or necessary for, such product candidate and technology.
The
in-licensing
and acquisition of third-party intellectual property rights for any future product candidate is a competitive area, and a number of more established companies are also pursuing strategies to in-license
or acquire third-party intellectual property rights for product candidates that we may consider attractive or necessary. These established companies may have a competitive advantage over us due to their size, cash resources and greater clinical development and commercialization capabilities. Furthermore, companies that perceive us to be a competitor may be unwilling to assign or license rights to us. If we are unable to successfully obtain rights to additional technologies or product candidates, our business, financial condition, results of operations and prospects for growth could suffer.
In addition, we expect that competition for the
in-licensing
or acquisition of third-party intellectual property rights for any future product candidate and technologies that are attractive to us may increase in the future, which may mean fewer suitable opportunities for us as well as higher acquisition or licensing costs. We may be unable to in-license
or acquire the third-party intellectual property rights for product candidates or technology on terms that would allow us to make an appropriate return on our investment.
Any trademarks we have obtained or may obtain may be infringed or successfully challenged, resulting in harm to our business.
We rely on trademarks as one means to distinguish product candidates that are approved for marketing from the product candidates of our competitors. Our current and future trademark applications in the United States and in other jurisdictions may not be allowed or may subsequently be opposed, challenged, infringed, circumvented, declared generic or determined to be infringing other marks. Additionally, once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties have in the past opposed, are currently opposing and may in the future oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other registered trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. Our efforts to enforce or protect our proprietary rights related to trademarks, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
Intellectual property rights do not necessarily address all potential threats to our competitive advantage.
Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination,
post-grant review,
inter partes
review, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.
In addition, the degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations, and may not adequately protect our business, provide a barrier to entry against our competitors or potential competitors, or permit us to maintain our competitive advantage.
Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to product candidates, but that are not covered by the claims of the patents that we own;

•
others may be able to make product candidates that are similar to product candidates that we intend to commercialize that are not covered by the patents that we exclusively licensed and have the right to enforce;

•
we, our licensor or any collaborators might not have been the first to make or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

•	we or our licensor or any collaborators might not have been the first to file patent applications covering certain of our inventions;

•	others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;

•	it is possible that our pending patent applications will not lead to issued patents;

•	issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;

•
our competitors might conduct research and development activities in the United States and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable;

•	third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;

•	parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;

•	we may not develop or in-license additional proprietary technologies that are patentable;

•	we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all;

•	the patents of others may harm our business; and

•	we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.
Should any of these events occur, they could significantly harm our business and results of operations.
Risks Related to the Business Combination
The listing of our securities on Nasdaq will not benefit from the process undertaken in connection with an underwritten initial public offering.
We and MAAC have applied to list our common shares and our warrants on Nasdaq under the symbols “ROIV” and “ROIVW,” respectively, to be effective at closing of the Business Combination. Unlike an underwritten initial public offering of our securities, the initial listing of our securities as a result of the Business Combination will not benefit from the following:

•	the book-building process undertaken by underwriters that helps to inform efficient price discovery with respect to opening trades of newly listed securities;

•	underwriter support to help stabilize, maintain or affect the public price of the new issue immediately after listing; and

•
underwriter due diligence review of the offering and potential liability for material misstatements or omissions of fact in a prospectus used in connection with the securities being offered or for statements made by its securities analysts or other personnel.

The lack of such a process in connection with the listing of our securities could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for our securities during the period immediately following the listing than in connection with an underwritten initial public offering.
Nasdaq may not list our securities on its exchange, and if they are listed, we may be unable to satisfy listing requirements in the future, which could limit investors’ ability to effect transactions in our securities and subject us to additional trading restrictions.
As a result of the Business Combination, Nasdaq rules require that we and MAAC apply for the listing of our common shares and our warrants. While we and MAAC have applied to have our common shares and our warrants listed on the Nasdaq at the closing of the Business Combination, we will be required to meet Nasdaq’s initial listing requirements. We may be unable to meet those requirements. Even if our securities are listed on the Nasdaq immediately following the Business Combination, we may be unable to maintain the listing of its securities in the future.
If we fail to meet the initial listing requirements and Nasdaq does not list our securities on its exchange, or if we are delisted, there could be significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	a limited amount of news and analyst coverage; and

•	a decreased ability to obtain capital or pursue acquisitions by issuing additional equity or convertible securities.

If our performance following the Business Combination does not meet market expectations, the price of our securities may decline.
If our performance following the Business Combination does not meet market expectations, the price of our common shares may decline from the price of MAAC Class A Shares prior to the closing of the Business Combination. The market value of MAAC Class A Shares prior to the Business Combination may vary significantly from the price of our common shares on the date the Business Combination is consummated or the date on which MAAC’s shareholders vote on the Business Combination. Because the number of our common shares issued as consideration in the Business Combination will not be adjusted to reflect any changes in the market price of MAAC Class A Shares, the value of our common shares issued in the Business Combination may be higher or lower than the value of the same number of MAAC Class A Shares on earlier dates.
In addition, if an active market for our common shares develops and continues, the trading price of our common shares following the Business Combination could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Prior to the Business Combination, there has not been a public market for our common shares, and trading in our common shares has not been active. Accordingly, the valuation ascribed to our common shares in the Business Combination may not be indicative of the price that will prevail in the trading market following the Business Combination. Any of the factors listed below could have a material adverse effect on the price of our common shares.
Factors affecting the trading price of our common shares following the closing of the Business Combination may include:

•	actual or anticipated fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to it;

•	changes in the market’s expectations about operating results;

•	our operating results failing to meet market expectations in a particular period;

•
a Vant’s operating results failing to meet market expectations in a particular period, which could impact the market prices of shares of a public Vant or the valuation of a private Vant, and in turn adversely impact the trading price of our common shares;

•	the results of clinical trials or pre-clinical studies conducted by us and the Vants;

•	changes in financial estimates and recommendations by securities analysts concerning us, the Vants or the biopharmaceutical industry and market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our and the Vants’ businesses;

•	commencement of, or involvement in, litigation involving MAAC or us;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	the volume of our common shares available for public sale;

•	any significant change in our board of directors or management;

•	sales of substantial amounts of our common shares directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
Broad market and industry factors may depress the market price of our common shares irrespective of our or the Vants’ operating performance. The stock market in general has experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for companies engaging in digital payments or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial conditions or results of operations. A decline in the market price of our common shares also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

Our warrant agreement designates the courts of the State of New York or the United States District Court for the Southern District of New York as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by holders of our warrants, which could limit the ability of warrant holders to obtain a favorable judicial forum for disputes with our company.
Our warrant agreement provides that, subject to applicable law, (i) any action, proceeding or claim against us arising out of or relating in any way to the warrant agreement, including under the Securities Act, will be brought and enforced in the courts of the State of New York or the United States District Court for the Southern District of New York, and (ii) that we irrevocably submit to such jurisdiction, which jurisdiction shall be the exclusive forum for any such action, proceeding or claim. We waive any objection to such exclusive jurisdiction and that such courts represent an inconvenient forum.
Notwithstanding the foregoing, these provisions of the warrant agreement do not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal district courts of the United States of America are the sole and exclusive forum. Any person or entity purchasing or otherwise acquiring any interest in any of our warrants shall be deemed to have notice of and to have consented to the forum provisions in our warrant agreement. If any action, the subject matter of which is within the scope the forum provisions of the warrant agreement, is filed in a court other than a court of the State of New York or the United States District Court for the Southern District of New York (a “foreign action”) in the name of any holder of our warrants, such holder shall be deemed to have consented to: (x) the personal jurisdiction of the state and federal courts located in the State of New York in connection with any action brought in any such court to enforce the forum provisions (an “enforcement action”) and (y) having service of process made upon such warrant holder in any such enforcement action by service upon such warrant holder’s counsel in the foreign action as agent for such warrant holder.
This
choice-of-forum
provision may limit a warrant holder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with our company, which may discourage such lawsuits. Warrant holders who do bring a claim in a court of the State of New York or the United States District Court for the Southern District of New York could face additional litigation costs in pursuing any such claim, particularly if they do not reside in or near the State of New York. Alternatively, if a court were to find this provision of our warrant agreement inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.
We may amend the terms of the warrants in a manner that may be adverse to holders of public warrants with the approval by the holders of at least 50% of the then outstanding public warrants. As a result, the exercise price of your warrants could be increased, the exercise period could be shortened and the number of shares purchasable upon exercise of a warrant could be decreased, all without your approval.
Our warrants were initially issued by MAAC in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (“CST”), as warrant agent, and us. Following the Business Combination, our transfer agent, American Stock Transfer & Trust Company, will assume CST’s responsibilities as warrant agent under the warrant agreement.
The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder for the purpose of (i) curing any ambiguity or correct any mistake or defective provision (ii) amending the provisions relating to cash dividends on common stock as contemplated by and in accordance with the warrant agreement or (iii) adding or changing any provisions with respect to matters or questions arising under the warrant agreement as the parties to the warrant agreement may deem necessary or desirable and that the parties deem to not adversely affect the rights of the registered holders of the warrants, provided that the approval by the holders of at least 50% of the then-outstanding public warrants is required to make any change that adversely affects the interests of the registered holders of public warrants. Accordingly, we may amend the terms of the public warrants in a manner adverse to a holder if holders of at least 50% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the public warrants with the consent of at least 50% of the then outstanding public warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, convert the warrants into cash, shorten the exercise period or decrease the number of our common shares purchasable upon exercise of a warrant.
Risks Related to our Common Shares, our Jurisdiction of Incorporation and Certain Tax Matters Following the Consummation of the Business Combination
We will incur increased costs as a result of operating as a public company and our management will devote substantial time to new compliance initiatives.
As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. In addition, we expect to record incremental share-based compensation expense in connection with the consummation of the Business Combination.
As a public company, we will be subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. Our management and other personnel will need to devote a substantial amount of time to these compliance initiatives. Moreover, we expect these rules and regulations to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and it may force us to accept reduced policy limits or incur substantially higher costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act that will be applicable to us after the Business Combination is consummated could have a material adverse effect on our business.
As a public company, we will be required to provide management’s attestation on internal controls as required under Section 404(a) of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. Management may not be able to effectively and timely implement controls and procedures that adequately respond to the increased regulatory compliance and reporting requirements that will be applicable after the Business Combination. If we are not able to implement the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
Failure to properly implement internal controls on a timely basis may lead to the identification of one or more material weaknesses or control deficiencies in the future, which may prevent us from being able to report our financial results accurately on a timely basis or help prevent fraud, and could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our common shares to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our common shares.
Further, even if we conclude that our internal control over financial reporting provides reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, because of its inherent limitations, internal control over financial reporting may not prevent or detect fraud or misstatements. Failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our results of operations or cause us to fail to meet our future reporting obligations.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.
Following the Business Combination, we have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common shares is equal to or exceeds $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day
period ending on the third trading day prior to the date they send the notice of redemption to the warrant holders. If and when the warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the warrants is not exempt from registration or qualification under applicable state blue sky laws or if we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the warrants were offered by us. Redemption of the outstanding warrants could force an investor to (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for an investor to do so, (ii) for an investor to sell their warrants at the then-current market price when they might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of an investors warrants.
In addition, following the Business Combination, we may redeem an investor’s warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their warrants prior to redemption for a number of common shares determined based on the redemption date and the fair market value of our common shares. The value received upon exercise of the warrants (1) may be less than the value the holders would have received if they had exercised their warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the warrants, including because the number of shares received is capped at 0.361 common shares per warrant (subject to adjustment) irrespective of the remaining life of the warrants. None of the private placement warrants will be redeemable by us so long as they are held by the MAAC Sponsor or its permitted transferees.
Following the Business Combination, our management will have the ability to require holders of our warrants to exercise such warrants on a cashless basis, which will cause holders to receive fewer common shares upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.
If we call the public warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any warrants held by the MAAC Sponsor, MAAC’s former officers or directors, other purchasers of MAAC’s founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their warrants on a cashless basis, the number of common shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.
Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.
We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application may also change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

Anti-takeover provisions in our memorandum of association, proposed bye-laws
and Bermuda law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our common shares and could entrench management.
Our memorandum of association and proposed
bye-laws
to take effect at the closing of the Business Combination contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

•	a classified board of directors with staggered three-year terms;

•	the ability of our board of directors to determine the powers, preferences and rights of preference shares and to cause us to issue the preference shares without shareholder approval;

•
the ability of our board of directors to prevent the transfer of capital stock, or the exercise of rights with respect to our capital stock, if the effect of such transfer or exercise of rights would result in a shareholder holding more than 9.9% of the total issued and outstanding shares of our capital stock on a fully diluted basis; and

•	requiring advance notice for shareholder proposals and nominations and placing limitations on convening shareholder meetings.
These provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire, any of which could harm our share price.
Our largest shareholders and certain members of our management own a significant percentage of our common shares and will be able to exert significant control over matters subject to shareholder approval.
Our founder and certain of our largest shareholders are expected to hold a significant percentage of our common shares following the Business Combination. As a result, these holders will have the ability to substantially influence us and exert significant control through this ownership position and, in the case of certain holders, service on our board of directors. For example, these holders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These holders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as these holders continue to own a significant amount of our equity, they will continue to be able to strongly influence and effectively control our decisions.
Future sales and issuances of our or the Vants’ equity securities or rights to purchase equity securities, including pursuant to our or the Vants’ equity incentive and other compensatory plans, will result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
We and the Vants will need additional capital in the future to continue our planned operations. To the extent we raise additional capital by issuing equity securities, including in our subsidiaries, our shareholders may experience substantial dilution. We or the Vants may sell common shares, convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell common shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. In addition, new investors could gain rights superior to our existing shareholders.
Pursuant to our 2021 Equity Incentive Plan (the “2021 EIP”), we are authorized to grant options and other share-based awards to our employees, directors and consultants. The aggregate number of shares initially reserved for issuance under the 2021 EIP will be increased annually on the first day of each fiscal year during the term of the plan in an amount equal to the lesser of (i) 5% of the number of our common shares outstanding as of the day of the immediately preceding fiscal year and (ii) such number of our common shares as determined by our board of directors in its discretion. As a result of this annual increase, or if our board of directors elects in the future to make any additional increase in the number of shares available for future grant under the 2021 EIP, and if our shareholders approve of any such additional increase, our shareholders may experience additional dilution, and our share price may fall.
Issuance of options and other share-based awards pursuant to equity incentive plans at the Vants may indirectly have a similar effect of diluting your ownership in us since a portion of the value of our common shares is tied to the value of the Vants, which would be diluted in the event of a grant of options or other similar equity grants to the employees of the Vants.
If securities analysts do not publish research or reports about our business or if they publish negative evaluations of our shares, the price of our common shares could decline.
The trading market for our securities will be influenced by the research and reports that industry or securities analysts may publish about us, our business, market or competitors. Securities and industry analysts do not currently, and may never, publish research on us. If no securities or industry analysts commence coverage of us, our share price and trading volume would likely be negatively impacted. If any of the analysts who may cover us change their recommendation regarding our common shares adversely, or provide more favorable relative recommendations about its competitors, the price of our common shares would likely decline. If any analyst who may cover us were to cease coverage or fail to regularly publish reports, we could lose visibility in the financial markets, which in turn could cause our share price or trading volume to decline.
Our founder and certain of our largest shareholders will own a substantial portion of our common shares. As a result, there may be limited liquidity for our common shares.
Our founder and certain of our largest shareholders are expected to hold a significant percentage of our common shares following the Business Combination. Such shareholders are subject to certain lock-up
arrangements and as a result there may initially be limited liquidity in the trading market for our common shares. In addition, even once the applicable lock-up
periods expire, the liquidity for our common shares may remain limited given the substantial holdings of such shareholders, which could make the price of our common shares more volatile and may make it more difficult for investors to buy or sell large amounts of our common shares.
Because there are no current plans to pay cash dividends on our common shares for the foreseeable future, you may not receive any return on investment unless you sell our common shares for a price greater than that which you paid for it.
Our may retain future earnings, if any, for future operations, expansion and debt repayment and has no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our common shares unless you sell your shares of for a price greater than that which you paid for them.
We are an exempted company limited by shares incorporated under the laws of Bermuda and following the completion of the Business Combination it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are an exempted company limited by shares incorporated under the laws of Bermuda. As a result, the rights of our shareholders following the completion of the Business Combination will be governed by Bermuda law and our memorandum of association and proposed bye-laws.
The rights of shareholders under Bermuda law may differ from the rights of shareholders of companies incorporated in another jurisdiction. It may be difficult for investors to enforce in the U.S. judgments obtained in U.S. courts against us based on the civil liability provisions of the U.S. securities laws. It is doubtful whether courts in Bermuda will enforce judgments obtained in other jurisdictions, including the U.S., against us or our directors or officers under the securities laws of those jurisdictions or entertain actions in Bermuda against us or our directors or officers under the securities laws of other jurisdictions.

Bermuda law differs from the laws in effect in the U.S. and may afford less protection to our shareholders.
We are incorporated under the laws of Bermuda. As a result, our corporate affairs are governed by the Bermuda Companies Act 1981, as amended, (the “Companies Act”) which differs in some material respects from laws typically applicable to U.S. corporations and shareholders, including the provisions relating to interested directors, amalgamations, mergers and acquisitions, takeovers, shareholder lawsuits and indemnification of directors. Generally, the duties of directors and officers of a Bermuda company are owed to the company only. Shareholders of Bermuda companies typically do not have rights to take action against directors or officers of the company and may only do so in limited circumstances. Shareholder class actions are not available under Bermuda law. The circumstances in which shareholder derivative actions may be available under Bermuda law are substantially more proscribed and less clear than they would be to shareholders of U.S. corporations. The Bermuda courts, however, would ordinarily be expected to permit a shareholder to commence an action in the name of a company to remedy a wrong to the company where the act complained of is alleged to be beyond the corporate power of the company or illegal or would result in the violation of the company’s memorandum of association or bye-laws.
Furthermore, consideration would be given by a Bermuda court to acts that are alleged to constitute a fraud against the minority shareholders or, for instance, where an act requires the approval of a greater percentage of the company’s shareholders than those who actually approved it.
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our proposed bye-laws
that will be in effect from the completion of the Business Combination, and as permitted by Bermuda law, each shareholder will waive any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, following the completion of the Business Combination, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.
There are regulatory limitations on the ownership and transfer of our common shares.
Common shares may be offered or sold in Bermuda only in compliance with the provisions of the Companies Act and the Bermuda Investment Business Act 2003, which regulates the sale of securities in Bermuda. In addition, the Bermuda Monetary Authority must approve all issues and transfers of shares of a Bermuda exempted company. However, the Bermuda Monetary Authority has, pursuant to its statement of June 1, 2005, given its general permission under the Exchange Control Act 1972 and related regulations for the issue and free transfer of our common shares to and among persons who are non-residents
of Bermuda for exchange control purposes as long as the shares are listed on an appointed stock exchange, which includes Nasdaq. Additionally, we have sought and have obtained a specific permission from the Bermuda Monetary Authority for the issue and transfer of our common shares up to the amount of our authorized capital from time to time, and options, warrants, depository receipts, rights, loan notes, debt instruments and our other securities to persons resident and non-resident
for exchange control purposes with the need for prior approval of such issue or transfer. The general permission or the specific permission would cease to apply if we were to cease to be listed on the Nasdaq or another appointed stock exchange.
Legislation enacted in Bermuda as to economic substance may affect our operations.
Pursuant to the Economic Substance Act 2018 of Bermuda, as amended (the “Economic Substance Act”) that came into force on January 1, 2019, a registered entity other than an entity which is resident for tax purposes in certain jurisdictions outside Bermuda (a
“non-resident
entity”) that carries on as a business any one or more of the “relevant activities” referred to in the Economic Substance Act must comply with economic substance requirements. The Economic Substance Act may require in-scope
Bermuda entities which are engaged in such “relevant activities” to be directed and managed in Bermuda, have an adequate level of qualified employees in Bermuda, incur an adequate level of annual expenditure in Bermuda, maintain physical offices and premises in Bermuda or perform core income-generating activities in Bermuda. The list of “relevant activities” includes carrying on any one or more of: banking, insurance, fund management, financing, leasing, headquarters, shipping, distribution and service centre, intellectual property and holding entities.

Based on the Economic Substance Act currently, for so long as we are a non-resident
entity, we are not required to satisfy any such economic substance requirements other than providing the Bermuda Registrar of Companies annually information on the jurisdiction in which it claims to be resident for tax purposes together with sufficient evidence to support that tax residence. We currently do not anticipate material impact on our business or operations from the Economic Substance Act. However, since such legislation is new and remains subject to further clarification and interpretation, it is not currently possible to ascertain the precise impact of the Economic Substance Act on us. If we ceased to be a non-resident
entity, we may be unable to comply with the Economic Substance Act or may have to restructure our business to comply with the Economic Substance Act, either of which may have a material adverse effect on our business.
We may become subject to unanticipated tax liabilities and higher effective tax rates.
We are incorporated under the laws of Bermuda. We are centrally managed and controlled in the U.K., and under current U.K. tax law, a company which is centrally managed and controlled in the U.K. is regarded as resident in the U.K. for taxation purposes. Accordingly, we expect to be subject to U.K. taxation on our income and gains, and subject to U.K.’s controlled foreign company rules, except where an exemption applies. We may be treated as a dual resident company for U.K. tax purposes. As a result, our right to claim certain reliefs from U.K. tax may be restricted, and changes in law or practice in the U.K. could result in the imposition of further restrictions on our right to claim U.K. tax reliefs. We may also become subject to income, withholding or other taxes in certain jurisdictions by reason of our activities and operations, and it is also possible that taxing authorities in any such jurisdictions could assert that we are subject to greater taxation than we currently anticipate. Any such additional tax liability could materially adversely affect our results of operations.
The intended tax effects of our corporate structure and intercompany arrangements depend on the application of the tax laws of various jurisdictions and on how we operate our business.
We are incorporated under the laws of Bermuda. We currently have subsidiaries in the U.S., U.K., Switzerland, China and certain other jurisdictions. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between our subsidiaries and us. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient
manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable taxing authorities. If taxing authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions, they could require it to adjust its transfer prices and thereby reallocate its income to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase its consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting, and other laws, regulations, principles, and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

In addition, tax laws are dynamic and subject to change as new laws are passed and new interpretations of the law are issued or applied. We continue to assess the impact of such changes in tax laws and interpretations on our business and may determine that changes to our structure, practice, tax positions or the manner in which we conduct our business are necessary in light of such changes and developments in the tax laws of other jurisdictions in which we operate. Such changes may nevertheless be ineffective in avoiding an increase in our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Changes in our effective tax rate may reduce our net income in future periods.
Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda, China and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic
Co-operation
and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties, and reputational damage, which could adversely affect our business, results of our operations, and our financial condition.
Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of stock-based compensation; (6) changes in tax laws or the interpretation of such tax laws, and changes in U.S. generally accepted accounting principles; and (7) challenges to the transfer pricing policies related to our structure.
The IRS may not agree that we should be treated as a
non-U.S.
corporation for U.S. federal income tax purposes.
Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes only if it is created or organized in the United States or under the law of the United States or of any State. Accordingly, under generally applicable U.S. federal income tax rules, we, while we were not created or organized in the United States or under the law of the United States or of any State but is instead a Bermuda incorporated entity and tax resident of the U.K., would generally be classified as a
non-U.S.
corporation. Section 7874 of the Code and the Treasury regulations promulgated thereunder, however, contain specific rules that may cause a
non-U.S.
corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that we are treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury regulations promulgated thereunder, we would be liable for U.S. federal income tax on our income just like any other U.S. corporation and certain distributions made by us to our shareholders that are not “U.S. Holders” of us would be subject to U.S. withholding tax. We believe we should not be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. However, whether the requirements for such treatment have been satisfied must be finally determined after the completion of the Business Combination, by which time there could be adverse changes to the relevant facts and circumstances. Furthermore, the interpretation of Treasury regulations relating to the required ownership of us is subject to uncertainty and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not take a contrary position to those described above or that a court will not agree with a contrary position of the IRS in the event of litigation. You are urged to consult your tax advisor to determine the tax consequences if the classification of us as a
non-U.S.
corporation is not respected.

U.S. holders that own 10% or more of the combined voting power or value of our common shares may suffer adverse tax consequences because we and our
non-U.S.
subsidiaries may be characterized as “controlled foreign corporations” (“CFCs”), under Section 957(a) of the Code.
A
non-U.S.
corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the combined voting power or value of all outstanding stock of such
non-U.S.
corporation) on any day during the taxable year of such
non-U.S.
corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income”, a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed
income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed
income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
We believe that we will not be classified as a CFC in the current taxable year. However, it is possible that our
non-U.S.
subsidiaries could be classified as CFCs in the current taxable year. For U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed
income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing of our common shares.
U.S. holders of our common shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.
Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, a look-through rule generally applies with respect to 25% or more owned subsidiaries. If we are characterized as a PFIC, U.S. holders of our common shares may suffer adverse tax consequences, including having gains realized on the sale of our common shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our common shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our common shares that result in a gain to the U.S. holder. In addition, special information reporting may be required.
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset. If we are a CFC (determined by disregarding certain downward attribution rules) and not publicly traded for the relevant taxable year, however, the test shall be applied based on the adjusted basis of our assets.
Recently adopted Treasury regulations (the “New Regulations”), modify certain of the rules described above. Such modifications include, for example, permitting asset value to be determined more frequently than on a quarterly basis and treating a
non-U.S.
corporation as publicly traded for a taxable year if the stock of such corporation is publicly traded, other than in de minimis quantities, for at least twenty trading days during such taxable year.

The New Regulations generally apply to taxable years of shareholders beginning on or after January 14, 2021. A shareholder, however, may choose to apply such rules for any open taxable year beginning before January 14, 2021, provided that, with respect to a
non-U.S.
corporation being tested for PFIC status, the shareholder consistently applies certain of the provisions of the New Regulations and certain other Treasury regulations for such year and all subsequent years. Investors who are U.S. holders should consult their own tax advisors regarding the impact and applicability of the New Regulations.
If we are considered “publicly traded” for the current taxable year that ends on March 31, 2022 (i.e., the Business Combination closes within such current taxable year and our common shares are publicly traded, other than in de minimis quantities, for at least twenty days during the current taxable year) we would apply the 50% passive asset test using the fair market value of our assets. This determination, however, is subject to uncertainty. In addition, our status may also depend, in part, on how quickly we utilize our cash on-hand
and cash from future financings in our business.
Based on the foregoing, with respect to the taxable year that ended on March 31, 2021, we believe that we were not a PFIC (based in part on our belief that we were not classified as a CFC in the taxable year that ended on March 31, 2021) and presently do not anticipate that we will be a PFIC based upon the expected value of our assets, including any goodwill and intangible property, and the expected nature and composition of our income and assets. However, our status as a PFIC is a fact-intensive determination made on an annual basis, and we cannot provide any assurances regarding our PFIC status for the current or future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for the current or future taxable years. We will determine our PFIC status for each taxable year and make such determination available to U.S. holders.
We have implemented structures and arrangements intended to mitigate the possibility that we will be classified as a PFIC. There can be no assurance that the IRS will not successfully challenge these structures and arrangements, which may result in an adverse impact on the determination of whether we are classified as a PFIC in the current and future taxable years. In addition, recently finalized U.S. Treasury regulations, of which we are continuing to assess the impact, may also adversely affect the treatment of these structures and arrangements with respect to our PFIC status.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
(a) Recent Sales of Unregistered Securities
None.
(b) Use of Proceeds
Not applicable.
(c) Issuer Purchases of Company Equity Securities
None.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

3.1	Memorandum of Association of Roivant Sciences Ltd.	S-4/A	—	3.1	June 30, 2021

3.2	Form of Amended and Restated Bye-Laws of Roivant Sciences Ltd.	S-4/A	—	3.2	June 30, 2021

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form
10-Q
and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ROIVANT SCIENCES LTD.

By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer and Principal Financial Officer

By:	/s/ Matt Maisak
Name: Matt Maisak
Title: Authorized Signatory
Date: September 21, 2021