Form 10-Q
period 2021-09-30
Roivant Sciences Ltd.
filed 2021-11-15
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number:
001-40782

ROIVANT SCIENCES LTD.
(Exact name of Registrant as specified in its Charter)

Bermuda	98-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 1, 3rd Floor 11-12 St. James’s Square London SW1Y 4LB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
+44 207 400 3347
(Registrant’s telephone number, including area code)
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0000000341740141 per share	ROIV	The Nasdaq Global Market
Redeemable Warrants, each whole warrant exercisable for one Common Share at an exercise price of $11.50 per share	ROIVW	The Nasdaq Global Market

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
of the Exchange Act).    Yes  ☐    No  ☒
As of November
10
, 2021, the registrant had 684,789,169 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com/), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate twitter account (@Roivant), other social media platforms, webcasts, press releases, and conference calls. Similarly, our subsidiary Immunovant, Inc. may announce material business and financial information to its investors using its investor relations website (www.immunovant.com), filings it makes with the SEC, social media platforms, webcasts, press releases, and conference calls. We and our public company subsidiaries use these mediums to communicate with our and our public company subsidiaries’ shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company to review this information.
The above-referenced information is not incorporated by reference into this filing and the website addresses and Twitter account name are provided only as inactive textual references.

Summary Risk Factors
You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form
10-Q.
Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
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

•	Patent terms and their scope may be inadequate to protect our competitive position on current and future product candidates for an adequate amount of time.
Risks Related to Our Securities, Our Jurisdiction of Incorporation and Certain Tax Matters

•	The listing of our securities on Nasdaq did not benefit from the process undertaken in connection with an underwritten initial public offering.

•	If our performance does not meet market expectations, the price of our securities may decline.

•
We have and will continue to incur increased costs as a result of operating as a public company and our management has and will continue to devote a substantial amount of time to new compliance initiatives.

•	Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.

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

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains statements, including matters discussed under Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Part II, Item 1. Legal Proceedings, Part II, Item 1A. Risk Factors and in other sections of this report, that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, and statements that are not historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.

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

•	the outcome of any legal proceedings that may be instituted against us in connection with the Business Combination and related transactions;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business and/or competitive factors; and

•	any other risks and uncertainties, including those described under Part II, Item 1A. Risk Factors.
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,497,330	$2,055,044
Restricted cash	2,861	77,701
Other current assets	55,563	54,250

Total current assets	2,555,754	2,186,995
Property and equipment, net	16,904	14,749
Operating lease right-of-use assets	63,198	62,279
Restricted cash, net of current portion	8,933	8,931
Investments measured at fair value	436,780	188,978
Long-term investment	—	100,563
Other assets	21,337	27,197

Total assets	$3,102,906	$2,589,692

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$77,158	$20,550
Accrued expenses	104,111	76,936
Operating lease liabilities	11,518	12,313
Deferred consideration liability	100,000	100,000
Other current liabilities	10,657	9,162

Total current liabilities	303,444	218,961
Liability instruments measured at fair value	75,284	67,893
Operating lease liabilities, noncurrent	65,221	62,384
Long-term debt (includes $168,200 and $150,100 accounted for under the fair value option at September 30, 2021 and March 31, 2021, respectively)	199,869	170,280
Other liabilities	8,189	8,169

Total liabilities	652,007	527,687

Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	22,491	22,491
Shareholders’ equity: (1)
Common shares, par value $ 0.0000000341740141 per share, 7,000,000,000 shares authorized and 684,789,169 and 651,576,293 shares issued and outstanding at September 30, 2021 and March 31, 2021, respectively	—	—
Additional paid-in capital	4,245,860	3,814,805
Subscription receivable	—	(100,000)
Accumulated deficit	(2,209,126)	(1,918,462)
Accumulated other comprehensive income	1,281	1,445

Shareholders’ equity attributable to Roivant Sciences Ltd.	2,038,015	1,797,788
Noncontrolling interests	390,393	241,726

Total shareholders’ equity	2,428,408	2,039,514

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$3,102,906	$2,589,692

(1)	Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Revenue, net	$13,987	$1,323	$21,722	$2,899
Operating expenses:
Cost of revenues	6,381	715	7,123	895
Research and development	254,259	97,409	332,885	156,143
General and administrative	437,776	59,740	520,530	116,855

Total operating expenses	698,416	157,864	860,538	273,893

Loss from operations	(684,429)	(156,541)	(838,816)	(270,994)

Change in fair value of investments	(32,273)	(84,297)	(23,654)	(125,445)
Gain on sale of investment	(443,754)	—	(443,754)	—
Change in fair value of debt and liability instruments	13,145	10,148	17,730	27,273
Gain on termination of Sumitomo Options	—	—	(66,472)	—
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	(28,848)	—	(115,364)
Other expense (income), net	3,692	(757)	3,558	2,085

Loss before income taxes	(225,239)	(52,787)	(326,224)	(59,543)
Income tax expense	401	711	494	1,932

Net loss	(225,640)	(53,498)	(326,718)	(61,475)
Net loss attributable to noncontrolling interests	(17,159)	(18,100)	(36,054)	(22,834)

Net loss attributable to Roivant Sciences Ltd.	$(208,481)	$(35,398)	$(290,664)	$(38,641)

Net loss per common share—basic and diluted (1)	$(0.32)	$(0.06)	$(0.45)	$(0.06)

Weighted average shares outstanding—basic and diluted (1)	650,225,764	628,779,048	650,041,993	628,779,048

(1)	Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Net loss	$(225,640)	$(53,498)	$(326,718)	$(61,475)
Other comprehensive income (loss):
Foreign currency translation adjustment	2,545	(1,034)	106	(1,854)

Total other comprehensive income (loss)	2,545	(1,034)	106	(1,854)

Comprehensive loss	(223,095)	(54,532)	(326,612)	(63,329)
Comprehensive loss attributable to noncontrolling interests	(17,102)	(18,066)	(35,784)	(22,766)

Comprehensive loss attributable to Roivant Sciences Ltd.	$(205,993)	$(36,466)	$(290,828)	$(40,563)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity (1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contributions to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)
Balance at June 30, 2021	$22,491	651,576,293	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341
Issuance of the Company’s common shares upon closing of Business Combination and PIPE Financing, net of issuance costs	—	32,372,478	—	129,097	—	—	—	—	129,097
Issuance of the Company’s common shares related to settlement of transaction consideration	—	840,398	—	—	—	—	—	—	—
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	70,000	70,000
Issuance of subsidiary common and preferred shares to the Company	—	—	—	(52,189)	—	—	—	52,189	—
Payment of subscription receivable	—	—	—	(40,000)	100,000	—	—	40,000	100,000
Cash contributions to majority-owned subsidiaries	—	—	—	(2,590)	—	—	—	2,590	—
Share-based compensation	—	—	—	386,568	—	—	—	10,744	397,312
Repurchase of equity awards	—	—	—	—	—	—	—	(2,247)	(2,247)
Foreign currency translation adjustment	—	—	—	—	—	2,488	—	57	2,545
Net loss	—	—	—	—	—	—	(208,481)	(17,159)	(225,640)
Balance at September 30, 2021	$22,491	684,789,169	$—	$4,245,860	$—	$1,281	$(2,209,126)	$390,393	$2,428,408

(1)	Retroactively restated for the stock subdivision as described in Note 3.

		Shareholders’ Equity (1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2020	$22,491	628,779,048	$—	$3,143,739	$—	$(2,349)	$(1,109,228)	$54,042	$2,086,204
Issuance of subsidiary common shares, net of issuance costs	—	—	—	104,581	—	—	—	76,599	181,180
Issuance of subsidiary common shares to the Company	—	—	—	(6,342)	—	—	—	6,342	—
Exercise of subsidiary stock options	—	—	—	36	—	—	—	27	63
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(3,054)	(3,054)
Repurchase of equity awards	—	—	—	(113)	—	—	—	—	(113)
Cash contribution to majority-owned subsidiaries	—	—	—	(149)	—	—	—	149	—
Share-based compensation	—	—	—	9,285	—	—	—	4,993	14,278
Foreign currency translation adjustment	—	—	—	—	—	(854)	—	34	(820)
Net loss	—	—	—	—	—	—	(3,243)	(4,734)	(7,977)
Balance at June 30, 2020	$22,491	628,779,048	$—	$3,251,037	$—	$(3,203)	$(1,112,471)	$134,398	$2,269,761
Issuance of subsidiary common shares, net of issuance costs	—	—	—	101,418	—	—	—	74,499	175,917
Issuance of subsidiary common shares to the Company	—	—	—	(5,318)	—	—	—	5,318	—
Exercise of subsidiary stock options	—	—	—	69	—	—	—	50	119
Consolidation of unconsolidated entity	—	—	—	—	—	—	—	9,178	9,178
Cash contribution to majority-owned subsidiaries	—	—	—	(124)	—	—	—	124	—
Transfer (from) to noncontrolling interest	—	—	—	(255)	—	—	—	255	—
Share-based compensation	—	—	—	8,208	—	—	—	5,706	13,914
Foreign currency translation adjustment	—	—	—	—	—	(1,068)	—	34	(1,034)
Net loss	—	—	—	—	—	—	(35,398)	(18,100)	(53,498)
Balance at September 30, 2020	$22,491	628,779,048	$—	$3,355,035	$—	$(4,271)	$(1,147,869)	$211,462	$2,414,357

(1)	Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(326,718)	$(61,475)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	72,107	41,779
Share-based compensation	416,581	28,192
Change in fair value of investments	(23,654)	(125,445)
Gain on sale of investment	(443,754)	—
Change in fair value of debt and liability instruments	17,730	27,273
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	(115,364)
Gain on termination of Sumitomo Options	(61,472)	—
Loss from equity method investment	—	3,750
Other	7,274	5,754
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts payable	56,510	(29)
Accrued expenses	18,569	(12,912)
Operating lease liabilities	(2,537)	(2,621)
Other	7,598	1,886

Net cash used in operating activities	(261,766)	(209,212)

Cash flows from investing activities:
Cash disposed upon deconsolidation of subsidiary	—	(19,085)
Cash acquired upon consolidation of unconsolidated entity	—	21,439
Investments in unconsolidated entities	—	(28,250)
Proceeds from sale of investment	320,170	—
Purchase of property and equipment	(5,100)	(1,609)

Net cash provided by (used in) investing activities	315,070	(27,505)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Financing	213,424	—
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	—	357,017
Proceeds from payment of subscription receivable	100,000	—
Proceeds from subsidiary debt financings, net of financing costs paid	36,400	—
Repayment of long-term debt by subsidiary	(21,590)	—
Payment of offering and loan origination costs	(11,843)	—
Repurchase of equity awards	(2,247)	(113)
Proceeds from exercise of subsidiary stock options	—	182

Net cash provided by financing activities	314,144	357,086

Net change in cash, cash equivalents and restricted cash	367,448	120,369
Cash, cash equivalents and restricted cash at beginning of period	2,141,676	2,269,252

Cash, cash equivalents and restricted cash at end of period	$2,509,124	$2,389,621

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,579	$1,716
Offering costs included in accounts payable and accrued expenses	$8,453	$261
Other	$—	$(4,351)
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
The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 4, “Investments” for further discussion of the Company’s investments in unconsolidated entities.
On September 30, 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, and began trading on Nasdaq under the ticket symbol “ROIV.” Refer to Note 3, “Business Combination with MAAC” for additional details.
(B) Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2021, the Company had cash and cash equivalents of approximately $2.5 billion and its accumulated deficit was approximately $2.2 billion. For the six months ended September 30, 2021 and 2020, the Company incurred net losses of $326.7 million and $61.5 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021 issued on June 30, 2021. The unaudited condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the three and six months ended September 30, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, for any other interim period, or for any other future year.
Any references in these notes to applicable accounting guidance are meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (“ASC”) and Accounting Standards Updates (“ASU”) of the Financial Accounting Standards Board (“FASB”). The unaudited condensed consolidated financial statements include the accounts of RSL and the subsidiaries in which it has a controlling financial interest, most often through a majority voting interest. All intercompany balances and transactions have been eliminated in consolidation.
For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its unaudited condensed consolidated statements of operations equal to the percentage of common stock ownership interest retained in the respective operations by the noncontrolling parties. The Company presents noncontrolling interests as a component of shareholders’ equity on its unaudited condensed consolidated balance sheets.
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
Additionally, the Company assessed the impact that the
COVID-19
pandemic has had on its operations and financial results as of September 30, 2021 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact
COVID-19
may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

(C) Risks and Uncertainties
The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals, dependence on key products, dependence on third-party service providers, such as contract research organizations, and protection of intellectual property rights
.
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
Restricted cash classified as a current asset consists of legally restricted non-interest
bearing deposit accounts relating to the Company’s corporate credit card programs. Restricted cash classified as a long-term asset consists of restricted deposit accounts related to irrevocable standby letters of credit. As of March 31, 2021, restricted cash classified as a current asset included $75.0 million held in escrow for the purpose of fulfilling certain indemnification obligations. The full escrow amount of $75.0 million was disbursed to the Company in June 2021. See Note 6, “Sumitomo Transaction Agreement” for additional information.
C
ash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2021	March 31, 2021
Cash and cash equivalents	$2,497,330	$2,055,044
Restricted cash	11,794	86,632

Cash, cash equivalents and restricted cash	$2,509,124	$2,141,676

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
(G) Investments
For investments in entities over which the Company has significant influence but do not meet the requirements for consolidation and for which the Company has not elected the fair value option, the Company applies the equity method of accounting with the Company’s share of the underlying income or loss of such entities reported in “Other expense (income), net” on the condensed consolidated statements of operations. The Company applies the equity method to investments in common stock and to other investments in entities that have risk and reward characteristics that are substantially similar to an investment in the investee’s common stock.

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
The Company has elected the fair value option to account for certain investments over which the Company has significant influence. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 4, “Investments.”
(H) Research and Development Expenses
Research and development (“R&D”) costs are expensed as incurred. Preclinical and clinical study costs are accrued over the service periods specified in the contracts and adjusted as necessary based upon an ongoing review of the level of effort and costs actually incurred. Payments for a product license prior to regulatory approval of the product and payments for milestones achieved prior to regulatory approval of the product are expensed in the period incurred as R&D. Milestone payments made in connection with regulatory approvals are capitalized and amortized to cost of revenue over the remaining useful life of the asset. R&D costs primarily consist of the intellectual property and R&D materials acquired and expenses from third parties who conduct R&D activities on behalf of the Company.
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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of Arbutus’s Series A participating convertible preferred shares (“Arbutus Preferred Shares”); shares of common stock of Sio Gene Therapies Inc. (“Sio”); shares of common stock of Heracles Parent, L.L.C., the parent entity of the Datavant business, (“Datavant”); liability instruments issued, including warrant and earn-out
shares liabilities issued in connection with the Company’s business combination with MAAC (see Note 3, “Business Combination with MAAC”); deferred consideration liability; its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.
The shares of Arbutus and Sio common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Arbutus Preferred Shares held by the Company are classified as Level 2 as the fair value of such preferred shares is determined based upon the quoted market price of Arbutus common stock into which such preferred shares are convertible. The shares of Datavant common stock and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 3, “Business Combination with MAAC”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash, accounts payable, and deferred consideration liability are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The deferred consideration liability is based on a fixed monetary amount, and payment is based solely on the passage of time. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.
(J) Warrant Liabilities
The Company classifies the Roivant Warrants (as defined in Note 3, “Business Combination with MAAC”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. The Company will continue to adjust the liability associated with the Roivant Warrants for changes in the fair value until the earlier of a) the exercise or expiration of the Roivant Warrants or b) the redemption of the Roivant Warrants. Issuance costs incurred that were attributable to the Roivant Warrants were expensed as incurred.
(K) Recently Adopted Accounting Pronouncements
In August 2020, the FASB issued ASU
No. 2020-06,
“Debt—Debt with Conversion and Other Options (Subtopic
470-20)
and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic
815-40):
Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU
No. 2020-06”).
ASU
No. 2020-06
will simplify the accounting for convertible instruments by reducing the number of accounting models for convertible debt instruments and convertible preferred stock. Limiting the accounting models will result in fewer embedded conversion features being separately recognized from the host contract as compared with current U.S. GAAP. ASU
No. 2020-06
also removes certain settlement conditions that are required for equity contracts to qualify for the derivatives scope exception, which will permit more equity contracts to qualify for it. Either a modified retrospective transition method or a fully retrospective transition method is permissible for the adoption of this standard. Update
No. 2020-06
is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. The early-adoption of ASU
No. 2020-06
on April 1, 2021 did not have a material impact on the Company’s unaudited condensed consolidated financial statements
.
Note 3—Business Combination with MAAC
On September 30, 2021 (the “Closing Date”), in accordance with the Business Combination Agreement, as amended (the “Business Combination Agreement”), RSL completed its previously announced business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), through the merger of RSL’s wholly-owned subsidiary, Rhine Merger Sub, Inc., with MAAC (the “Merger”), with MAAC surviving the Merger as a wholly owned subsidiary of RSL. As MAAC does not represent a business for accounting purposes and its primary asset represents cash and cash equivalents, the Business Combination was treated as an equity contribution in exchange for the issuance of RSL shares. The net assets of MAAC were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of RSL.
On the Closing Date prior to the effective time of the Merger (the “Effective Time”), RSL effected a
2.9262-for-1
stock subdivision based on the fixed exchange ratio established in the Business Combination. The shares, equity awards and net loss per share available to holders of the Company’s common stock, prior to the Business Combination, have been retroactively restated as shares reflecting the fixed exchange ratio.

In accordance with the terms of the Business Combination Agreement, at the Effective Time:

a.
each share of MAAC Class A common stock (the “MAAC Class A Shares”) and each share of MAAC Class B common stock (the “MAAC Class B Shares” that were outstanding immediately before the Effective Time (other than treasury shares and any shares held by Patient Square Capital LLC (the “MAAC Sponsor”), any affiliate of the MAAC Sponsor or any of MAAC’s independent directors (the “MAAC Independent Directors”) or its transferee) were automatically canceled and extinguished and converted into one common share of RSL (the “Roivant Common Share”),

b.
each MAAC Class B Share that was outstanding immediately before the Effective Time and held by the MAAC Sponsor, any affiliate of the MAAC Sponsor or any of the MAAC Independent Directors or its transferee were automatically canceled and extinguished and converted into a number of Roivant Common Shares based on an exchange ratio of 0.75, with a portion of such Roivant Common Shares issued to the MAAC Sponsor, any affiliate of the MAAC Sponsor, any MAAC Independent Director or its transferee by virtue of the Merger being subject to the vesting and other terms and conditions set forth in the Sponsor Support Agreement (as more fully described below),

c.
each warrant to purchase MAAC Class A Shares that was outstanding immediately before the Effective Time was converted automatically into a right to acquire a Roivant Common Share (a “Roivant Warrant”), at an exercise price of $11.50 per share, subject to certain adjustments.

Following the Merger, the Roivant Common Shares and the Roivant Warrants began trading on the Nasdaq Global Market under the ticker symbols “ROIV” and “ROIVW,” respectively, on October 1, 2021.
In connection with the Business Combination, RSL entered into subscription agreements with certain investors, whereby it issued 22,000,000 common shares at $10.00 per share for an aggregate purchase price of $220.0 million (the “PIPE Financing”). The PIPE Financing closed simultaneously with the consummation of the Business Combination.
In connection with the Business Combination and PIPE Financing, the Company received $213.4 million in cash at closing (the “Closing”), net of deferred underwriting expenses and unpaid expenses incurred by MAAC in connection with the transaction. The Company incurred $24.4 million in costs directly related to the Business Combination and PIPE Financing, such as banker fees and costs associated with third-party legal, accounting and other professional services. Upon Closing, these costs, which had been capitalized on the Company’s balance sheet were recorded as a reduction of additional paid-in
capital with the exception of $7.4 million, which were expensed as they represent the allocation of the transaction costs associated with the warrants and
Earn-Out
Shares (as defined below) liabilities. Transaction costs were allocated to the warrants and
Earn-Out
Shares liabilities based on the fair value of such instruments out of the total consideration.
Sponsor Support Agreement
Concurrently with the execution of the Business Combination Agreement, MAAC, the MAAC Sponsor, Roivant and each of the MAAC Independent Directors, entered into the Sponsor Support Agreement, which was subsequently amended on June 9, 2021, to reflect the MAAC Independent Directors and Roivant entering into respective
Lock-Up
Agreements, and further amended on September 30, 2021.
Pursuant to the Sponsor Support Agreement, among other things:

a.
2,033,591 Roivant Common Shares issued to the MAAC Sponsor and 10,000 Roivant Common Shares issued to each MAAC Independent Director (collectively, the “20%
Earn-Out
Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of Roivant Common Shares is greater than or equal to $15.00 over any twenty out of thirty trading day period during the Vesting Period (defined below).

b.
1,016,796 Roivant Common Shares issued to the MAAC Sponsor and 5,000 Roivant Common Shares issued to each MAAC Independent Director (collectively, the “10%
Earn-Out
Shares and together with the 20%
Earn-Out
Shares, the
“Earn-Out
Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of Roivant Common Shares is greater than or equal to $20.00 over any twenty out of thirty trading day period during the Vesting Period (defined below).

c.	The remaining number of Roivant Common Shares issued to the MAAC Sponsor and each MAAC Independent Director are not subject to the vesting conditions described above (the “Retained Shares”).
The Vesting Period represents the period commencing on the earlier of (a) the date on which the registration statement on Form
S-1
required to be filed by the Company in connection with the PIPE Financing is declared effective or (b) November 15, 2021, and ending no later than the fifth anniversary of the Closing (the “Vesting Period”). The Vesting Period will, if a definitive purchase agreement with respect to a Sale (as defined in the Sponsor Support Agreement) is entered into on or prior to the end of such period, be extended to the earlier of one day after the consummation of such Sale and the termination of such definitive transaction agreement, and if a Sale occurs during such Vesting Period, then all of the
Earn-Out
Shares unvested as of such time will automatically vest immediately prior to the consummation of such Sale. If any
Earn-Out
Shares have not vested on or prior to the end of such Vesting Period, then such
Earn-Out
Shares will be forfeited.
The
Earn-Out
Shares meet liability classification requirements and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The
Earn-Out
Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations.
Lock-Up
Agreements
On May 1, 2021 and June 9, 2021, RSL, on the one hand, and the MAAC Sponsor, the MAAC Independent Directors and certain Roivant equityholders, on the other hand, entered into lock-up
agreements, pursuant to which, among other things, the MAAC Sponsor, the MAAC Independent Directors and such Roivant equityholders have agreed not to effect any sale or distribution of the Roivant Common Shares (including those underlying incentive equity awards or Roivant Warrants) held by the MAAC Sponsor, the MAAC Independent Directors or such equityholders as of immediately following the Closing during the applicable lock-up
period, subject to customary exceptions.
The
lock-up
period applicable to Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors as of immediately following the Closing will be (i) with respect to 25% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, six months following the Closing, (ii) with respect to an additional 25% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, the earlier of twelve months following the achievement of certain price-based vesting restrictions or six years from the Closing and (iii) with respect to 50% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, thirty-six
months following the Closing.
The Roivant Common Shares underlying warrants held by the MAAC Sponsor as of immediately following the Closing will be subject to a corresponding lock-up
period for (a) with respect to 25% of such warrants held by the MAAC Sponsor, six months from the Closing, (b) with respect to an additional 25% of such warrants held by the MAAC Sponsor, twelve months from Closing and (c) with respect to 50% of such warrants held by the MAAC Sponsor, thirty-six
months from the Closing.
The
lock-up
period applicable to Roivant Common Shares held by certain Roivant equityholders as of immediately following the Closing (including those underlying incentive equity awards) will be (x) with respect to 25% of the Roivant Common Shares held by such Roivant equityholders (including those underlying incentive equity awards), six months following the Closing, (y) with respect to an additional 25% of the Roivant Common Shares held by such Roivant equityholders (including those underlying incentive equity awards), twelve months following the Closing and (z) with respect to 50% of the Roivant Common Shares (including those underlying incentive equity awards) held by such Roivant equityholders, thirty-six
months following the Closing.
Common Stock Warrants
At the effective time of the Merger, 10,214,365 Roivant Warrants that were held by the MAAC Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”) and 20,535,896 Roivant Warrants held by MAAC’s shareholders at an exercise price of $11.50 (the “Public Warrants”) were converted into the right to acquire Roivant Common Shares. Pursuant to the agreement governing the Roivant Warrants, the Roivant Warrants became exercisable 30 days following the completion of the Business Combination. The Roivant Warrants will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
The Private Placement Warrants are generally identical to the Public Warrants, except that (i) the Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the completion of the Business Combination (ii) they will not be redeemable by the Company when the price per share of Roivant Common Shares equals or exceeds $18.00, and (iii) the Private Placement Warrants may be exercised by holders on a cashless basis. If the Private Placement Warrants are held by holders other than our sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by Roivant in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.

The Roivant Warrants meet liability classification requirements and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations.
Redemption of Roivant Warrants when the price per share of Roivant Common Shares equals or exceeds $18.00.
Once the Roivant Warrants become exercisable, the Company may redeem the outstanding Roivant Warrants for cash (except with respect to the Private Placement Warrants):

•	in whole and not in part;

•	at a price of $0.01 per Roivant Warrant;

•	upon a minimum of 30 days’ prior written notice of redemption; and

•
if, and only if, the last reported sale price of common stock for any 20 trading days within a
30-trading
day period ending on the third trading day prior to the date on which the Company sends the notice of redemption to the warrantholders (the “Reference Value”) equals or exceeds $18.00 per share (as adjusted for stock splits, stock capitalizations, reorganizations, recapitalizations and the like).

However, in this case, the Company will not redeem the Roivant Warrants unless an effective registration statement under the Securities Act covering the Roivant Common Shares issuable upon exercise of the Roivant Warrants is effective and a current prospectus relating to those Roivant Common Shares is available throughout the
30-day
redemption period. Any such exercise would not be on a “cashless” basis and would require the exercising warrantholder to pay the exercise price for each Roivant Warrant being exercised.
Redemption of Roivant Warrants when the price per share of Roivant Common Shares equals or exceeds $10.00.
Once the Roivant Warrants become exercisable, the Company may redeem the outstanding Roivant Warrants (except as described herein with respect to the Private Placement Warrants):

•	in whole and not in part;

•
at $0.10 per Roivant Warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Roivant Warrants on a cashless basis prior to redemption and receive that number of Roivant Common Shares determined by reference to an agreed table based on the redemption date and the “fair market value” of the Roivant Common Shares; and

•
if, and only if, the Reference Value equals or exceeds $10.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like); and

•
if the Reference Value is less than $18.00 per share (as adjusted for stock splits, stock dividends, rights issuances, subdivisions, reorganizations, recapitalizations and the like), the Private Placement Warrants must also concurrently be called for redemption on the same terms (except as described herein with respect to a holder’s ability to cashless exercise its warrants) as the outstanding Public Warrants, as described above.

For these purposes, “fair market value” of Roivant Common Shares shall mean the volume-weighted average price of common stock for the 10 trading days immediately following the date on which the notice of redemption is sent to warrantholders. In no event will the Roivant Warrants be exercisable in connection with this redemption feature for more than 0.361 Roivant Common Shares per Roivant Warrant (subject to adjustment).

Note 4—Investments
Investment in Arbutus
RSL owns 16,013,540 shares of common stock of Arbutus and 1,164,000 Arbutus Preferred Shares that are mandatorily convertible into shares of Arbutus common stock on October 18, 2021 subject to conversion earlier upon a sale, merger or other transaction considered a fundamental change of control of Arbutus. The Arbutus Preferred Shares are non-voting
and are convertible into common shares of Arbutus based on the subscription price plus 8.75% per annum, compounded annually, divided by a conversion price of $7.13 per share (which represented a 15% premium to the closing price of $6.20 per share on September 29, 2017). The fair value option was elected to continuously remeasure the investment to fair value each reporting period after the initial measurement. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At September 30, 2021, RSL held 29% of issued and outstanding shares of Arbutus, including the conversion of the Arbutus Preferred Shares held by RSL into common shares.
At September 30, 2021 and March 31, 2021, the aggregate fair value of the RSL investment in Arbutus was $166.7 million and $129.4 million, respectively. During the three and six months ended September 30, 2021, the Company recognized unrealized gains on its investments in Arbutus of $48.9 million and $37.3 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2020, the Company recognized unrealized gains on its investments in Arbutus of $50.9 million and $82.4 million, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the common stock and preferred shares held by the Company was determined using the closing price of Arbutus’s common stock on September 30, 2021 and March 31, 2021 of $4.29 and $3.33, respectively.
On October 18, 2021, the Arbutus Preferred Shares were converted into Arbutus common stock. See Note 16, “Subsequent Events” for additional information.
Investment in Sio
Following the completion of Sio’s underwritten public offering in February 2020, RSL’s ownership interest fell below 50.0%. As such, the Company no longer has a controlling financial interest in Sio. Accordingly, the Company deconsolidated Sio in February 2020. Due to the Company’s significant influence over operating and financial policies, Sio remains a related party of the Company following deconsolidation. As the Company still has the ability to exercise significant influence over the operating and financial policies of Sio, the Company has determined that its retained interest represents an equity method investment after the date of deconsolidation. Upon deconsolidation, the retained interest was recorded at fair market value based on the closing price of Sio’s common stock. The fair value option was elected to continuously remeasure the investment to fair value each reporting period after the initial measurement. At September 30, 2021, RSL held 25% of Sio’s issued and outstanding common shares.
At September 30, 2021 and March 31, 2021, the fair value of the Company’s investment in Sio was $40.3 million and $48.5 million, respectively. During the three and six months ended September 30, 2021, the Company recognized unrealized losses on its investment in Sio of $10.4 million and $8.2 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2020, the Company recognized unrealized gains on its investment in Sio of $33.4 million and $40.5 million, respectively, in the accompanying condensed consolidated statements of operations. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on September 30, 2021 and March 31, 2021 of $2.17 and $2.61, respectively.
Investment in Datavant
In April 2020, Datavant Holdings, Inc. (“Datavant”) completed an initial round of a Series B equity raise by which 13,411,311 Series B preferred shares were issued in April 2020 for gross proceeds of $27.2 million, including 1,065,234 Series B preferred shares issued and sold to RSL for a total purchase price of $2.5 million and 1,800,253 Series B shares issued relating to the conversion of certain liability instruments. As a result of this transaction, along with a restructuring of Datavant’s equity classes, RSL no longer controls Datavant. As such, the Company deconsolidated Datavant as of April 2020. Due to the Company’s significant influence over operating and financial policies, Datavant remains a related party of the Company following deconsolidation. Upon deconsolidation, the Company recorded its investment in Datavant based on the fair value of Datavant preferred shares held of $99.0 million. Prior to the Datavant Merger (defined below), the Company accounted for its investment in Datavant using the measurement alternative to fair value. Under the measurement alternative, the investment is remeasured upon observable price changes in orderly transactions or upon impairment, if any. The Company recognized a gain on deconsolidation of $86.5 million in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2020. In July 2020, Datavant issued and sold 639,140 Series B preferred shares to RSL at a price consistent with that of the initial round of Datavant’s Series B equity raise, which resulted in an increase in the carrying value of our investment to $100.6 million.

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly-owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake representing approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. As a result of the transaction, the Company recognized a gain on remeasurement of $443.8 million in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2021.
Following the completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of July 27, 2021 and September 30, 2021, the fair value of the Company’s investment was $224.1 million and $220.0 million respectively, with the Company recognizing an unrealized loss on its investment of $4.1 million for the three and six months ended September 30, 2021. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.
Other Investment
The Company holds an additional equity investment that is measured using the fair value option. The fair value of this investment was $9.8 million and $
11.1
million as of September 30, 2021 and March 31, 2021, respectively.
Note 5—Asset Acquisitions and License Agreements
In September 2021, a newly-formed subsidiary
in-licensed
certain intellectual property rights. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $82.1 million, consisting of $70.0 million of preferred stock representing a dilution-protected minority ownership interest in the newly-formed subsidiary; a $10.0 million upfront cash payment; and $2.1 million relating to other obligations. The acquired rights, which included the licensed rights, starting materials and in-process
inventory for each drug candidate, represent
in-process
research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $82.1 million as research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2021.
A
dditionally, the newly-formed subsidiary agreed to pay a future sales-based milestone payment and tiered royalties based on sales in the US and certain specified territories.
Note 6—Sumitomo Transaction Agreement
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

RSL’s ownership interest in Sumitovant was then transferred to Sumitomo, such that following the Sumitomo Closing Date, Sumitovant and its subsidiaries, including the Sumitovant Vants, were each directly or indirectly owned by Sumitomo. Additionally, in connection with the Sumitomo Transaction Agreement, RSL (i) granted Sumitomo options to purchase all, or in the case of Dermavant, 75%, of RSL’s ownership interests in six other subsidiaries (Dermavant, Genevant Sciences Ltd. (“Genevant”), Lysovant Sciences Ltd., Metavant Sciences Ltd., Roivant Asia Cell Therapy Holdings Ltd., and Sinovant Sciences HK Limited (collectively, the “Option Vants”)), (ii) (a) transferred the proprietary technology platform DrugOme to Sumitomo (for which RSL retains a perpetual royalty free license for internal use) and (b) licensed the Digital Innovation technology platform to Sumitomo (for which both parties retain ongoing access), and (iii) transferred 26,952,143 common shares of RSL to Sumitomo. On the Sumitomo Closing Date, the Company received approximately $2.9 billion in cash. Additionally, $75.0 million was deposited into a segregated escrow account for the purpose of fulfilling indemnification obligations of RSL that may become due to Sumitomo. The full escrow amount of $75.0 million was disbursed to the Company in June 2021. In connection with the Sumitomo Transaction, RSL’s board of directors approved an exchange and offer to repurchase RSL equity securities for up to $1.0 billion of the proceeds received from Sumitomo.
Concurrently with the Sumitomo Transaction Agreement, (i) RSL, Sumitomo and Sumitovant entered into a transition services agreement, whereby each of the parties thereto agreed to provide certain services to one another at cost for a period of time following the Sumitomo Closing Date and (ii) RSL and Sumitomo entered into a strategic cooperation agreement relating to certain ongoing technology-related collaborations between the parties. Pursuant to the terms of the transition services agreement and strategic cooperation agreement, RSL billed Sumitovant $0.3 million and $0.6 million, net of amounts billed by Sumitovant to RSL, during the three and six months ended September 30, 2021, respectively. During the three and six months ended September 30, 2020, RSL billed Sumitovant $0.4 million and $0.8 million, net of amounts billed by Sumitovant to RSL, respectively, for costs incurred on behalf of Sumitovant, which were recorded as an offsets to the general and administrative (G&A) expenses initially charged. The period for certain services provided under the Transition Services Agreement expired in December 2020.
In conjunction with the Sumitomo Transaction, certain employees of the Company became employees of Sumitovant or its subsidiaries. The Company issued certain instruments to these employees that vest based on the achievement of time-based, performance or liquidity event requirements. As of September 30, 2021 and 2020, there were 5,164,558 and 5,470,387 outstanding instruments, respectively, held by Sumitovant employees for which aggregate fair value was recorded against the gain on sale of business.
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
in Greater China and South Korea; (iii) Sumitomo agreed to pay the Company $5.0 million in cash; and (iv) Sumitomo entered into an agreement with the Company to pursue future collaborations with Genevant. The Company received the cash payment, net of certain withholding taxes, in August 2021. The Company recorded a gain on the termination of the Sumitomo Options of $66.5 million, consisting of the fair value of the Sumitomo Options on the date of termination and the expected cash payment, in the accompanying condensed consolidated statements of operations for the six months ended September 30, 2021.
Note 7—Balance Sheet Components
(A) Other Current Assets
Other current assets at September 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Prepaid expenses	$40,946	$39,544
Trade receivables, net	9,814	11,222
Income tax receivable	2,502	1,803
Other	2,301	1,681

Total other current assets	$55,563	$54,250

(B) Accrued Expenses
Accrued expenses at September 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Research and development expenses	$42,780	$20,755
Compensation-related expenses	20,965	38,552
Professional services expenses	17,325	10,267
Other general and administrative expenses	23,041	7,362

Total accrued expenses	$104,111	$76,936

(C) Other Current Liabilities
Other current liabilities at September 30, 2021 and March 31, 2021 consisted of the following (in thousands):

	September 30, 2021	March 31, 2021
Deferred revenue	$4,389	$5,918
Income tax payable	638	207
Other	5,630	3,037

Total other current liabilities	$10,657	$9,162

Note 8—Long-Term Debt and Loan Commitment
(A) Long-Term Debt
Long-term debt, net consists of the following (in thousands):

	September 30, 2021	March 31, 2021
Principal amount	$208,200	$170,100
Exit fee / end of term charge	5,000	1,390
Less: unamortized debt discount and issuance costs	(13,331)	(1,210)

Total debt, net	199,869	170,280
Less: current portion	—	—

Total long-term debt, net	$199,869	$170,280

Dermavant
In May 2019, Dermavant entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), pursuant to which Dermavant borrowed an aggregate of $20.0 million, which bore interest at a variable per annum rate at the greater of (i) 9.95% or (ii) the prime rate plus 4.45%. Dermavant was also obligated to pay an end of term charge of $1.4 million. Following the achievement of certain milestones, the term loan maturity was extended to June 1, 2023 with interest-only monthly payments through December 2021. All amounts outstanding under the Hercules Loan Agreement were repaid in May 2021 using the proceeds from a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of September 30, 2021. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

In connection with Dermavant’s acquisition of tapinarof from GlaxoSmithKline Intellectual Property Development Ltd. and Glaxo Group Limited (collectively “GSK”) pursuant to an asset purchase agreement (the “GSK Agreement”), Dermavant and NovaQuest
Co-Investment
Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018 in exchange for an obligation to make certain variable future payments calculated as a function of the achievement of regulatory and commercial milestones or events of termination. The aggregate maximum amount of regulatory milestone payments that Dermavant could be required to make under the NovaQuest Agreement is $440.6 million, and the maximum aggregate amount of commercial milestone payments is $141.0 million. In some circumstances, Dermavant may be able to offset certain of the regulatory milestone payments with up to $88.1 million of the commercial milestone payments. At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of September 30, 2021 and March 31, 2021, the fair value of the debt was $168.2 million and $150.1 million, respectively. Refer to Note 13, “Fair Value Measurements” for additional details regarding the fair value measurement.
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
Note 9—Shareholders’ Equity and Redeemable Noncontrolling Interest
(A) RSL Common Stock
In connection with the closing of the Business Combination, the Company adjusted its authorized share capital to equal 7,000,000,000 Roivant Common Shares, par value $0.0000000341740141 per share. Each Roivant Common Share has the right to one vote. The holders of Roivant Common Shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the board of directors since the Company’s inception.
On September 30, 2021 in connection with the closing of the Business Combination, RSL effected a
2.9262-for-1
stock subdivision based on the fixed exchange ratio established in the Business Combination. All per share amounts and number of shares in the condensed consolidated financial statements and related notes have been retroactively restated to reflect the stock split.
(B) Consolidated Vant Equity Transaction
Proteovant
In July 2021, Proteovant Sciences, Inc. (“Proteovant”) collected the subscription receivable relating to the second $100.0 million payment due under a subscription agreement entered into with SK, Inc. (“SK”) in December 2020 pursuant to which SK agreed to make a $200.0 million equity investment in Proteovant, representing an ownership interest of 40.0% on the closing date.

Note 10—Share-Based Compensation
(A) RSL 2021 Equity Incentive Plan
In September 2021, in connection with the Business Combination, the board of directors of RSL approved and adopted the 2021 Equity Incentive Plan (the “RSL 2021 EIP”) and reserved 69,300,000 shares of common stock for issuance thereunder. The RSL 2021 EIP became effective immediately upon the closing of the Business Combination. The number of shares of common stock reserved for issuance under the RSL 2021 EIP will be increased annually on April 1 of each year during the term of the plan in an amount equal to the lesser of (i) 5% of the common shares outstanding as of the day of immediately preceding fiscal year and (ii) such number of common shares as determined by the board of directors of RSL in its discretion. Unless terminated sooner by the board of directors, the RSL 2021 EIP will automatically terminate on the day before the tenth anniversary of the effective date of the plan, being September 29, 2021. The Company’s employees, directors and consultants are eligible to receive non-qualified
and incentive stock options, stock appreciation rights, restricted stock awards, restricted stock unit awards, and other stock awards under the plan. Generally, each option will have an exercise price equal to the fair market value of the Company’s common shares on the date of grant and a ten-year
contractual term. For grants of incentive stock options, if the grantee owns, or is deemed to own, 10% or more of the total voting power of the Company, then the exercise price shall be 110% of the fair market value of the Company’s common shares on the date of grant and the option will have a five-year contractual term. Options that are forfeited or expire are available for future grants. As of September 30, 2021, no grants have been made under the RSL 2021 EIP.
(B) RSL 2015 Equity Incentive Plan
Effective as of the closing of the Business Combination, no further awards will be granted under the RSL Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”). Any awards outstanding under the 2015 EIP as of the closing of the Business Combination remain subject to the terms of the RSL 2015 EIP and the applicable award agreement.
(C) Stock Options
The Company recorded share-based compensation expense of $12.3 million and $22.6 million for the three and six months ended September 30, 2021, respectively, and $8.0 million and $15.8 million for the three and six months ended September 30, 2020, respectively, related to stock options issued under the RSL 2015 EIP.
A summary of stock option activity and data under the RSL 2015 EIP for the six months ended September 30, 2021 is as follows:

	Number of Stock Options	Weighted Average Exercise Price
Stock options outstanding at March 31, 2021	27,474,942	$9.10
Granted	11,115,465	$10.00
Forfeited	(901,325)	$11.59

Stock options outstanding at September 30, 2021	37,689,082	$9.30

Stock options exercisable at September 30, 2021	18,999,834	$7.96

(D) Restricted Stock Units
Restricted stock units will generally vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date. Certain restricted stock units have also been granted that will vest upon the achievement of development milestones and liquidity requirements. The liquidity event requirement was met upon closing of the Business Combination. Accordingly, the Company commenced recognition of share-based compensation expense for the restricted stock units on September 30, 2021. The Company recorded share-based compensation expense of $90.3 million for the three and six months ended September 30, 2021 related to restricted stock units issued under the RSL 2015 EIP. No share-based compensation expense was recorded during the three and six months ended September 30, 2020 as the liquidity event requirement had not been met and was deemed not probable of being met as of September 30, 2020.
A summary of restricted stock units under the RSL 2015 EIP is as follows:

Number of Restricted Stock Units
Non-vested balance at March 31, 2021	6,708,799
Granted	18,369,012
Vested	(2,741,290)
Forfeited	(796,753)

Non-vested balance at September 30, 2021	21,539,768

Restricted stock units that have vested as of closing of the Business Combination and at any time prior to the expiration of the lockup are expected to be settled on the first business day immediately following expiration of the lock-up
period (but in no event later than June 15, 2022). The
lock-up
is expected to expire on or about March 30, 2022.
(E) Performance Stock Options
Performance stock options (the “Performance Options”) will vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date of March 31, 2026. The liquidity event requirement was met upon closing of the Business Combination. Accordingly, the Company commenced recognition of share-based compensation expense for the Performance Options on September 30, 2021. The Company recorded share-based compensation expense of $262.5 million for the three and six months ended September 30, 2021 related to Performance Options issued under a special reserve of the RSL 2015 EIP (the “Special Reserve”) for the granting of Performance Options and capped value appreciation rights. No share-based compensation expense was recorded during the three and six months ended September 30, 2020 as the liquidity event requirement had not been met and was deemed not probable of being met as of September 30, 2020.
A summary of Performance Option activity and data under the RSL 2015 EIP for the three months ended September 30, 2021 is as follows:

	Number of Performance Options	Weighted Average Exercise Price
Performance Options outstanding at March 31, 2021	42,212,366	$13.30
Granted	—	$—
Forfeited	—	$—

Performance Options outstanding at September 30, 2021	42,212,366	$13.30

Performance Options exercisable at September 30, 2021	18,467,931	$13.30

(F) Capped Value Appreciation Rights
Capped value appreciation rights (“CVARs”) will vest upon the achievement of both time-based service requirements and liquidity requirements on or before the grant expiration date of March 31, 2026. At settlement, each CVAR pays the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. The liquidity event requirement was met upon closing of the Business Combination. Accordingly, the Company commenced recognition of share-based compensation expense for the CVARs on September 30, 2021. The Company recorded share-based compensation expense of $17.9 million for the three and six months ended September 30, 2021 related to CVARs issued under the Special Reserve. No share-based compensation expense was recorded during the three and six months ended September 30, 2020 as the liquidity event requirement had not been met and was deemed not probable of being met as of September 30, 2020.
A summary of CVARs under the RSL 2015 EIP is as follows:

Number of CVARs
Non-vested balance at March 31, 2021	32,447,626
Granted	—
Vested	(14,195,849)
Forfeited	—

Non-vested balance at September 30, 2021	18,251,777

CVARs that have vested as of closing of the Business Combination and at any time prior to the expiration of the lockup are expected to be settled on the first business day immediately following expiration of the lock-up
period (but in no event later than June 15, 2022). The
lock-up
is expected to expire on or about March 30, 2022.

(G) RSL 2015 Restricted Stock Unit Plan
Under the Amended and Restated RSL 2015 Restricted Stock Unit Plan (the “pRSU Plan”), as of September 30, 2021, there are 585,229 of the Company’s common shares reserved for the granting under the pRSU Plan of restricted stock units (“Performance RSUs”) to the Company’s employees, officers, directors and consultants. The Performance RSUs expire eight years after the date of grant. Effective as of the closing of the Business Combination, no further awards will be granted under the pRSU Plan. Any awards outstanding under the pRSU Plan as of the closing of the Business Combination remain subject to the terms of the pRSU Plan and the applicable award agreement.
A summary of Performance RSU activity under the pRSU Plan is as follows:

Number of Performance RSUs
Non-vested balance at March 31, 2021	585,229
Granted	—
Forfeited	—

Non-vested balance at September 30, 2021	585,229

These Performance RSUs will vest to the extent certain performance criteria are achieved and certain liquidity conditions are satisfied within specified years of the grant date, provided that the recipient has provided continued service through such date. The liquidity event requirement was met upon closing of the Business Combination. Accordingly, the Company commenced recognition of share-based compensation expense for the Performance RSUs on September 30, 2021. The Company recorded share-based compensation expense of $2.2 million for the three and six months ended September 30, 2021 related to the Performance RSUs issued under the pRSU Plan. No share-based compensation expense was recorded during the three and six months ended September 30, 2020 as the liquidity event requirement had not been met and was deemed not probable of being met as of September 30, 2020.
(H) RSL Restricted Common Stock
A summary of RSL restricted common stock activity as of September 30, 2021 is as follows:

Number of Restricted Common Stock
Non-vested balance at March 31, 2021	1,720,090
Granted	—
Forfeited	—

Non-vested balance at September 30, 2021	1,720,090

The Company recorded share-based compensation expense of $0.8 million and $1.6 million for the three and six months ended September 30, 2021, respectively, related to the RSL restricted common stock. The RSL restricted common stock will vest upon the achievement of time-based service requirements.
(I) Employee Stock Purchase Plan
In September 2021, the Company adopted the Roivant Sciences Ltd. Employee Stock Purchase Plan (the “RSL ESPP”), which provides for the granting of an option to purchase common shares of RSL to eligible employees, as defined by the RSL ESPP. The maximum number of common shares initially reserved and available for purchase under the RSL ESPP is 13,900,000. The total number of common shares available for purchase under the RSL ESPP will be increased annually on April 1 of each year during the term of the plan in an amount equal to the least of (i) 13,900,000 common shares, (ii) one percent of the aggregate number of common shares outstanding (on a fully diluted basis) on the last day of the immediately preceding Company fiscal year and (iii) such lesser number of common shares as determined by the board of directors; provided that the maximum number of common shares that may be issued under the RSL ESPP during the term of the plan is 147,447,650 common shares. As of September 30, 2021, no shares have been purchased under the RSL ESPP.

(J) Subsidiary Equity Incentive Plans
Certain wholly owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified
and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. Standard option grants have time-based vesting requirements, generally vesting over a period of four years with a contractual term of ten years. Such time-based stock options use the Black-Scholes option pricing model. Standard restricted stock unit grants have time-based vesting requirements as well as liquidity event requirements for privately held subsidiaries. The grant date fair value of awards subject to market conditions is estimated using a Monte Carlo valuation model.
The Company recorded share-based compensation expense of $11.3 million and $19.5 million for the three and six months ended September 30, 2021, respectively, and $5.9 million and $12.4 million for the three and six months ended September 30, 2020, respectively, related to subsidiary EIPs.
(K) Share-Based Compensation Expense
S
hare-based compensation expense was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Share-based compensation expense recognized as:
R&D expenses	$28,157	$1,887	$29,772	$3,006
G&A expenses	369,155	12,027	386,809	25,186

Total	$397,312	$13,914	$416,581	$28,192

Share-based compensation expense was included in R&D and G&A expenses in the accompanying condensed consolidated statements of operations. The classification of share-based compensation expense between R&D and G&A expenses in the accompanying condensed consolidated statements of operations is consistent with the classification of grantee’s salary expense. The achievement of the liquidity event vesting condition for restricted stock units, Performance Options, and CVARs upon the closing of the Business Combination resulted in the recognition of a one-time
catch-up
expense of $372.9 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination.
Note 11—Income Taxes
The Company’s effective tax rate for the three and six months ended September 30, 2021 was (0.2)% and (0.2)%, respectively, and the effective tax rate for three and six months ended September 30, 2020 was (1.3)% and (3.2)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
Note 12—Commitments and Contingencies
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
(C) Intellectual Property Agreements
As of September 30, 2021, the Company did not have any ongoing material financial commitments, other than pursuant to various asset acquisition and license agreements.
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
Note 13—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2021 and March 31, 2021, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2021				As of March 31, 2021
	Level 1	Level 2	Level 3	Balance as of September 30, 2021	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Assets:
Money market funds	$1,375,720	$—	$—	$1,375,720	$1,420,597	$—	$—	$1,420,597
Investment in Datavant Class A units	—	—	219,975	219,975	—	—	—	—
Investment in Sio common shares	40,313	—	—	40,313	48,487	—	—	48,487
Investment in Arbutus common shares	68,698	—	—	68,698	53,325	—	—	53,325
Investment in Arbutus convertible preferred shares	—	97,957	—	97,957	—	76,037	—	76,037
Other investment	9,837	—	—	9,837	11,129	—	—	11,129

Total assets at fair value	$1,494,568	$97,957	$219,975	$1,812,500	$1,533,538	$76,037	$—	$1,609,575

Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$168,200	$168,200	$—	$—	$150,100	$150,100
Liability instruments measured at fair value	30,599	—	44,685	75,284	—	—	67,893	67,893

Total liabilities at fair value	$30,599	$—	$212,885	$243,484	$—	$—	$217,993	$217,993

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the six months ended September 30, 2021.
Level 3 Disclosures
The Company measures its Level 3 assets and liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Level 3 assets and liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value related to updated assumptions and estimates are recorded within the statements of operations at the end of each reporting period.
The fair value of Level 3 assets and liabilities may change significantly as additional data are obtained, impacting the Company’s assumptions regarding probabilities of potential scenarios used to estimate fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The changes in fair value of the Level 3 assets during the six months ended September 30, 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of investment in Datavant at recognition date	224,147
Changes in fair value of investment in Datavant, included in net loss	(4,172)

Balance at September 30, 2021	$219,975

There were no Level 3 assets held during the six months ended September 30, 2020.
The changes in fair value of the Level 3 liabilities during the six months ended September 30, 2021 and 2020 were as follows (in thousands):

Balance at March 31, 2020	$191,473
Changes in fair value of debt and liability instruments, included in net loss	27,273
Liability instruments disposed due to deconsolidation of subsidiary	(3,325)

Balance at September 30, 2020	$215,421

Balance at March 31, 2021	$217,993
Fair value of liability instrument issued	38,634
Changes in fair value of debt and liability instruments, included in net loss	17,730
Termination of DSP Options	(61,472)

Balance at September 30, 2021	$212,885

Investment in Datavant
The Company elected the fair value option to account for the investment in Datavant. The estimate of fair value for this investment was determined using an option pricing model (“OPM”). The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date.
The fair value was calculated using significant unobservable inputs including the following:

Point Estimate Used
Input	As of September 30, 2021
Volatility	69.0%
Risk-free rate	0.2%
Debt issued by Dermavant to NovaQuest
The fair value of the debt instrument as of September 30, 2021 and March 31, 2021 represents the fair value of amounts payable to NovaQuest using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032 and applying discount rates ranging from 10% to 11%. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.
Earn-Out
Shares
The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to include the lock-up periods to which the Earn-Out Shares are subject. Refer to Note 3, “Business Combination with MAAC” for additional details.
Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

Point Estimate Used
Input	As of September 30, 2021
Volatility	83.9%
Risk-free rate	0.98%
As of September 30, 2021, the fair value of the
Earn-Out
Shares was $21.3 million.
Earn-Out
Shares are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
Private Placement Warrants
The fair value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note 3, “Business Combination” and the added restriction by which the Company cannot redeem the Private Warrants if the Reference Value is greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

Point Estimate Used
Input	As of September 30, 2021
Volatility	31.8%
Risk-free rate	0.98%
Term (in years)	5.0
As of September 30, 2021, the fair value of the Private Placement Warrants was $15.2 million. The Private Placement Warrants are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
Note 14—Other Expense (Income), Net
Other expense (income), net was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2021	2020	2021	2020
Loss from equity method investment	$—	$—	$—	$3,750
Interest income	(62)	(579)	(133)	(1,200)
Interest expense	1,552	608	4,065	1,399
Other expense (income)	2,202	(786)	(374)	(1,864)

Total	$3,692	$(757)	$3,558	$2,085

Note 15—Net Loss per Common Share
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
As of September 30, 2021 and 2020, potentially dilutive securities were as follows:

	September 30, 2021	September 30, 2020
Stock options	37,689,082	27,788,039
Restricted stock units (non-vested) (1)	21,539,768	5,763,925
Performance stock options	42,212,366	42,212,366
Capped value appreciation rights (2)	32,447,626	32,447,626
Performance restricted stock units (non-vested)	585,229	585,229
Restricted common stock (non-vested)	1,720,090	—
Earn-Out Shares (non-vested)	3,080,387	—
Private Placement Warrants	10,214,365	—
Public Warrants	20,535,896	—
Other instruments issued	5,164,558	5,470,387

(1)	Vested restricted stock units were treated as outstanding common shares for purposes of calculating net loss per common share for the three and six months ended September 30, 2021.
(2)
Refer to Note 10, “Share-Based Compensation” for details regarding settlement of capped value appreciation rights. CVARs will be settled on the first business day immediately following expiration of the lock-up
period.

Note 16—Subsequent Events
Investment in Arbutus
On October 18, 2021, the Arbutus Preferred Shares mandatorily converted into 22,833,922 shares of Arbutus common stock Common Shares in accordance with the terms of the subscription agreement entered into by RSL and Arbutus in October 2017. In connection with its acquisition of the Arbutus Preferred Shares, RSL had agreed to a four-year lock-up
period and standstill period whereby, pursuant to the standstill, RSL would not acquire greater than 49.99% of the common shares of Arbutus or securities convertible into common shares. Both the lock-up
and standstill periods expired on October 18, 2021. The Company will continue to account for its investment in Arbutus as an equity method investment accounted for using the fair value option.

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
Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology, hematology and oncology, and modalities, including biologics, topicals, gene therapies and bifunctional small molecules. We currently have 14 Vants and, together, we are advancing a deep and diversified pipeline of over 30 drug candidates. We have launched and taken public multiple Vants, resulting in an aggregate ownership stake of approximately $940 million in our publicly traded Vants as of September 30, 2021 (inclusive of the value of certain shares of Myovant Sciences Ltd. as to which Roivant has a return right under certain circumstances). The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.
Since our founding in 2014, we have:

•	conducted nine international Phase 3 trials, the last eight of which have been successful;

•	consummated a $3 billion upfront partnership with Sumitomo Dainippon Pharma Co., Ltd. (“Sumitomo”);

•	developed four drugs that received FDA approval after their transfer to Sumitomo;

•	built a pipeline of over 30 drug candidates ranging from early discovery to registration;

•	launched Roivant Discovery, our small molecule discovery engine comprising advanced computational physics and machine learning capabilities, integrated with an in-house wet lab facility; and

•	created innovative software tools to optimize each stage of the drug discovery, development and commercialization process.
The following table summarizes our development-stage product candidate pipeline. In addition to the development-stage product candidates, we have active drug discovery projects in targets across oncology, immunology and neurology.

Product Candidate	Indication	Vant	Modality	Phase
Tapinarof	Psoriasis	Dermavant	Topical	Registration
Tapinarof	Atopic Dermatitis	Dermavant	Topical	Phase 3
Cerdulatinib	Vitiligo	Dermavant	Topical	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 2
Batoclimab	Warm Autoimmune Hemolytic Anemia	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 2
ARU-1801	Sickle Cell Disease	Aruvant	Gene Therapy	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 1
LSVT-1701	Staph Aureus Bacteremia	Lysovant	Biologic	Phase 1
Cerdulatinib	Atopic Dermatitis	Dermavant	Topical	Phase 1
DMVT-504	Hyperhidrosis	Dermavant	Small Molecule	Phase 1
DMVT-503	Acne	Dermavant	Topical	Preclinical
ARU-2801	Hypophosphatasia	Aruvant	Gene Therapy	Preclinical
AFM32	Solid Tumors	Affivant	Biologic	Preclinical
CVT-TCR-01	Oncologic Malignancies	Cytovant	Cell Therapy	Preclinical
Note: All drugs in current pipeline are investigational and subject to health authority approval.
Our small molecule discovery engine powers
 in silico
 drug discovery, and includes the following key components:

•	A quantum mechanics-based molecular dynamics software platform to predict the interactions, energies and conformational behavior of targets and generate novel drug candidates;

•	A supercomputing cluster composed of over 600 graphics processing units;

•	A suite of degrader-specific ML tools;

•	A wet lab fully equipped for synthetic chemistry, crystallography, biophysics, biochemistry and biology.
The following table summarizes our ownership of our subsidiary companies and certain affiliates as of September 30, 2021.

	Roivant Ownership
Vant	Basic 1		Fully Diluted 2
Dermavant	100%		85%
Immunovant	64	% 3	59	% 3
Aruvant	88%		79%
Proteovant	60%		60%
Lysovant	100%		99%
Kinevant	88%		88%
Affivant	100%		99%
Cytovant	72%		68%
Arbutus	29	% 3	27	% 3
Sio Gene Therapies	25	% 3	24	% 3
Genevant	83%		67%
Lokavant	90%		84%
Datavant	*		*
Alyvant	97%		95%

Note:
Excludes early-stage pipeline of protein degraders and inhibitors being developed through our small molecule discovery engine. All drugs in current pipeline are investigational and subject to health authority approval. Ownership figures as of September 30, 2021. Arbutus basic and fully diluted ownership includes the conversion of preferred shares held by Roivant into common shares, which was completed on October 18, 2021. Roivant ownership in Cytovant includes both direct and indirect ownership.

*
In June 2021, Datavant entered into a definitive merger agreement to combine with Ciox Health. The transaction closed on July 27, 2021. The implied enterprise value of the combined company at the conversion price cap of the new preferred equity investment made concurrently with closing of the merger was $7.0 billion. This enterprise value implies an equity value of $6.1 billion (after netting out approximately $900 million of debt and other adjustments). No assurance can be given that the implied enterprise or equity value is an accurate reflection of the value of the combined business at closing or in the future. At closing of the merger and assuming a $7.0 billion enterprise value, Roivant’s ongoing, fully diluted equity ownership in the combined entity was approximately 12% (without giving effect to certain liquidation preferences held by the preferred equity shareholders).

1.	Basic refers to Roivant’s percentage ownership of the issued and outstanding shares of the entity.
2.	Fully diluted refers to Roivant’s percentage ownership of all outstanding equity interests, whether vested or unvested, of the entity.
3.	Denotes entities that are publicly traded.
Through continued investment in our model, we believe we are well-positioned to advance our current pipeline through regulatory approval and commercialization, expand our pipeline through novel drug discovery and in-licensing and
acquisition transactions, and execute on our vision of transforming the delivery of healthcare to patients.
We have a robust calendar of potential near-term catalysts, including the items set forth below. In addition, we plan to in-license
multiple potentially category-leading drugs per year.

Vant	Catalyst	Expected Timing
Dermavant	Tapinarof NDA filing in psoriasis	Mid-2021 ✓
	Tapinarof Phase 3 initiation in atopic dermatitis	2H 2021 ✓
	FDA approval decision on tapinarof for psoriasis	2Q 2022
	Topline data from tapinarof Phase 3 trials in atopic dermatitis	1H 2023

Immunovant	Initiate pivotal trial in MG	Early 2022
	Reinitiate program in TED	TBA
	Reinitiate program in WAIHA	TBA
	Announce at least two new indications for batoclimab	2H 2022

Aruvant	First patient dosed with updated ARU-1801 manufacturing process	2H 2021 ✓
	Additional clinical data from ARU-1801 Phase 1/2	2H 2021 ✓
	ARU-1801 Phase 3 initiation	1H 2023

Kinevant	Namilumab Phase 2 initiation in sarcoidosis	1H 2022

Lysovant	LSVT-1701 MAD initiation	1H 2022

Proteovant	Phase 1 initiation for first degrader candidate	2022

Roivant / Proteovant	Multiple additional degrader candidates entering IND-enabling studies each year	Starting 2022

Note:	References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.
Recent Developments

•
Roivant:
Roivant closed its business combination with Montes Archimedes Acquisition Corp. and concurrent PIPE financing, and Roivant began trading on Nasdaq under the ticker “ROIV.” Roivant also announced the appointment of its new Chief Financial Officer, Richard Pulik, who previously served as the Global Head of Business Development & Licensing and Portfolio Management, Oncology at Novartis.

•
Dermavant:
At the 30th EADV Virtual Congress, Dermavant presented final results from the Phase 3 PSOARING 3 long-term extension study of tapinarof in patients with plaque psoriasis. The study results demonstrated that tapinarof was generally well tolerated long term, with a safety profile consistent with the pivotal studies and previously reported interim analysis of data from PSOARING 3. The study demonstrated a high rate of complete disease clearance, with 58.2% of patients who entered the study with a PGA score
≥
2 achieving a PGA score of 0 or 1. The study also demonstrated improved and durable results for up to 52 weeks and a median remittive effect off-therapy of approximately four months for patients entering with a PGA score of 0.

•
Aruvant:
At Roivant’s Annual R&D Day, Aruvant released clinical data from the third and fourth patients dosed in its ongoing Phase 1/2 trial of ARU-1801 in sickle cell disease. These patients, the first to be dosed with Aruvant’s updated manufacturing process, have had zero vaso-occlusive events 18 and 12 months after dosing, respectively. Punam Malik, M.D., Director of the Cincinnati Comprehensive Sickle Cell Center and Program Leader of the Hematology and Gene Therapy Program at the Cincinnati Children’s Hospital Medical Center, will present ARU-1801 data at 6:00 to 8:00 PM ET on December 13, 2021 at the American Society of Hematology (ASH) Annual Meeting.

•
Sio Gene Therapies:
Sio Gene Therapies announced positive interim safety and biomarker data from its ongoing Phase 1/2 clinical trial of AXO-AAV-GM1 in GM1 gangliosidosis, showing consistent dose-dependent improvements across biomarker measures and no overt disease progression in six out of seven patients treated across low- and high-dose cohorts.

In connection with his transfer from Roivant Sciences, Inc. (“RSI”) to a newly-formed subsidiary, on November 10, 2021, Benjamin Zimmer, entered into an Separation Agreement and General Release, pursuant to which Mr. Zimmer is entitled to receive, subject to his execution and nonrevocation of a release of claims: (i) continued vesting of his outstanding Roivant equity awards through June 30, 2023, subject to his continued employment with the newly-formed subsidiary (or, if applicable, RSI) (the “Additional Vesting Period”); (ii) in the event of a termination of Mr. Zimmer’s employment during the Additional Vesting Period due to his death or disability, subject to his execution and non-revocation
of a release of claims and continued compliance with applicable restrictive covenants, vesting of all service-based vesting conditions with respect to 50% of Mr. Zimmer’s then-outstanding Roivant equity awards granted prior to March 31, 2021, which awards will otherwise remain subject to all of their existing terms; and (iii) the annual performance bonus for which Mr. Zimmer was eligible in the performance review cycle ending March 31, 2022, prorated for the period from April 1, 2021 to November 10, 2021, subject to his continued employment with the newly-formed subsidiary on the date the bonus is to be paid (on or before April 30, 2022).
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

Research and development activities, including asset acquisitions and license agreements, will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates through preclinical studies and clinical trials, as well as acquire new product candidates. In addition, we expect our research and development expenses to increase in the future, including as a result of our small molecule discovery engine (“Roivant Discovery”), comprising advanced computational physics and machine learning capabilities, integrated with an in-house
wet lab facility. Research and development expenses will also be driven by the number of drug candidates from Roivant Discovery that we advance through preclinical studies and clinical trials. We expect higher employee-related expenses, including higher share-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.
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

Change in fair value of investments
Change in fair value of investments includes the unrealized loss (gain) on equity investments in publicly-traded companies, including Sio Gene Therapies Inc. (“Sio”) and Arbutus Biopharma Corporation (“Arbutus”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business (“Datavant”), following Datavant’s merger with a wholly-owned subsidiary of Heracles Parent, L.L.C., the parent company of CIOX Health (the “Datavant Merger”) in July 2021 at which point our minority equity interest in Datavant became subject to the equity method of accounting. We have elected the fair value option to account for these investments.
Gain on sale of investment
Gain on sale of investment resulted from the Datavant Merger in July 2021. Prior to the Datavant Merger, our investment in Datavant was accounted for using the measurement alternative to fair value. At closing of the Datavant Merger, we received approximately $320 million in cash and a minority equity interest in the combined company, which became subject to the equity method of accounting. We recognized a gain as a result of this transaction.
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
Other expense (income), net
Other expense (income), net consists of losses from our equity method investment, interest income on our cash and cash equivalents, interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, and other miscellaneous income.
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
Results of Operations
Comparison of the three and six months ended September 30, 2021 and 2020
The following table sets forth our results of operations for the three months ended September 30, 2021 and 2020:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue, net	$13,987	$1,323	$12,664
Operating expenses:
Cost of revenues	6,381	715	5,666
Research and development	254,259	97,409	156,850
General and administrative	437,776	59,740	378,036

Total operating expenses	698,416	157,864	540,552

Loss from operations	(684,429)	(156,541)	(527,888)

Change in fair value of investments	(32,273)	(84,297)	52,024
Gain on sale of investment	(443,754)	—	(443,754)
Change in fair value of debt and liability instruments	13,145	10,148	2,997
Gain on consolidation of unconsolidated entity	—	(28,848)	28,848
Other expense (income), net	3,692	(757)	4,449

Loss before income taxes	(225,239)	(52,787)	(172,452)
Income tax expense	401	711	(310)

Net loss	(225,640)	(53,498)	(172,142)

Net loss attributable to noncontrolling interests	(17,159)	(18,100)	941

Net loss attributable to Roivant Sciences Ltd.	$(208,481)	$(35,398)	$(173,083)

The following table sets forth our results of operations for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020	Change

	(in thousands)
Revenue, net	$21,722	$2,899	$18,823
Operating expenses:
Cost of revenues	7,123	895	6,228
Research and development	332,885	156,143	176,742
General and administrative	520,530	116,855	403,675

Total operating expenses	860,538	273,893	586,645

Loss from operations	(838,816)	(270,994)	(567,822)

Change in fair value of investments	(23,654)	(125,445)	101,791
Gain on sale of investment	(443,754)	—	(443,754)
Change in fair value of debt and liability instruments	17,730	27,273	(9,543)
Gain on termination of Sumitomo Options	(66,472)	—	(66,472)
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	(115,364)	115,364
Other expense, net	3,558	2,085	1,473

Loss before income taxes	(326,224)	(59,543)	(266,681)
Income tax expense	494	1,932	(1,438)

Net loss	(326,718)	(61,475)	(265,243)

Net loss attributable to noncontrolling interests	(36,054)	(22,834)	(13,220)

Net loss attributable to Roivant Sciences Ltd.	$(290,664)	$(38,641)	$(252,023)

Variance analysis for three and six months ended September 30, 2021 and 2020
Revenue, net

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenue, net	$13,987	$1,323	$12,664	$21,722	$2,899	$18,823
Revenue, net increased by $12.7 million to $14.0 million for the three months ended September 30, 2021 compared to $1.3 million for the three months ended September 30, 2020, primarily due to the recognition of upfront payments received in connection with license agreements and sales of clinical product to Japan Tobacco Inc. pursuant to the collaboration and license agreement entered into with Dermavant. Revenue generated was not significant in either period presented.
Revenue, net increased by $18.8 million to $21.7 million for the six months ended September 30, 2021 compared to $2.9 million for the three months ended September 30, 2020, primarily due to the recognition of upfront payments received in connection with license agreements and sales of clinical product to Japan Tobacco Inc. pursuant to the collaboration and license agreement entered into with Dermavant. Revenue generated was not significant in either period presented.
Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Cost of revenues	$6,381	$715	$5,666	$7,123	$895	$6,228
Cost of revenues increased by $5.7 million to $6.4 million for the three months ended September 30, 2021 compared to $0.7 million for the three months ended September 30, 2020, primarily due to cost of revenues associated with the sales of clinical product to Japan Tobacco Inc. pursuant to the collaboration and license agreement entered into with Dermavant. Cost of revenues was not significant in either period presented.

Cost of revenues increased by $6.2 million to $7.1 million for the three months ended September 30, 2021 compared to $0.9 million for the three months ended September 30, 2020, primarily due to cost of revenues associated with the sales of clinical product to Japan Tobacco Inc. pursuant to the collaboration and license agreement entered into with Dermavant. Cost of revenues was not significant in either period presented.
Research and development expenses
For the three months ended September 30, 2021 and 2020
,
our research and development expenses consisted of the following:

	Three Months Ended September 30,
	2021	2020	Change

	(in thousands)
Program-specific costs:
Tapinarof (Dermavant Sciences Ltd.)	$67,656	$8,905	$58,751
Batoclimab (Immunovant, Inc.)	13,479	8,465	5,014
ARU-1801 (Aruvant Sciences Ltd.)	7,362	8,187	(825)
Gimsilumab (Kinevant Sciences Ltd.)	1,384	7,178	(5,794)
Other program-specific costs	22,665	5,714	16,951

Total program-specific costs	112,546	38,449	74,097

Consideration for the purchase of IPR&D through asset acquisitions and license agreements	82,107	45,339	36,768
Unallocated internal costs:
Share-based compensation	28,157	1,887	26,270
Personnel-related expenses	23,760	11,386	12,374
Other expenses	7,689	348	7,341

Total research and development expenses	$254,259	$97,409	$156,850

For the six months ended September 30, 2021 and 2020
,
our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2021	2020	Change

	(in thousands)
Program-specific costs:
Tapinarof (Dermavant Sciences Ltd.)	$77,413	$17,319	$60,094
Batoclimab (Immunovant, Inc.)	27,167	22,858	4,309
ARU-1801 (Aruvant Sciences Ltd.)	9,751	11,540	(1,789)
Gimsilumab (Kinevant Sciences Ltd.)	3,453	19,503	(16,050)
Other program-specific costs	42,777	14,811	27,966

Total program-specific costs	160,561	86,031	74,530

Consideration for the purchase of IPR&D through asset acquisitions and license agreements	82,107	45,339	36,768
Unallocated internal costs:
Share-based compensation	29,772	3,006	26,766
Personnel-related expenses	45,852	20,153	25,699
Other expenses	14,593	1,614	12,979

Total research and development expenses	$332,885	$156,143	$176,742

Research and development expenses increased by $156.9 million to $254.3 million for the three months ended September 30, 2021 compared to $97.4 million for the three months ended September 30, 2020, primarily due to increases in program-specific costs of $74.1 million, consideration for the purchase of IPR&D through asset acquisitions and license agreements of $36.8 million, share-based compensation of $26.3 million, and personnel-related expenses of $12.4 million.
The increase of $74.1 million in program-specific costs was primarily due to an increase of $58.8 million for Dermavant’s tapinarof program, largely resulting from a one-time
milestone expense of C$50.0 million (approximately $39 million) due to the achievement of a development milestone and purchases of approximately $22.3 million of clinical product and commercial active pharmaceutical ingredient. Additionally, other program-specific costs increased by $17.0 million.
The increase of $36.8 million in consideration for the purchase of IPR&D was primarily due to consideration of $82.1 million relating to an asset acquisition completed by a newly-formed subsidiary.
The increase of $26.3 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for restricted stock units, performance options, and capped value appreciation rights upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $22.9 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met.
The increase of $12.4 million in personnel-related expenses is partially driven by additional headcount to support drug discovery efforts using our computational discovery technology and targeted protein degradation platform, following the acquisition of Silicon Therapeutics (“SiTX”) in March 2021 and Oncopia Therapeutics, Inc. (“Oncopia”) in November 2020.
Research and development expenses increased by $176.7 million to $332.9 million for the six months ended September 30, 2021 compared to $156.1 million for the six months ended September 30, 2020, primarily due to increases in program-specific costs of $74.5 million, consideration for the purchase of IPR&D through asset acquisitions and license agreements of $36.8 million, share-based compensation of $26.8 million, and personnel-related expenses of $25.7 million.
The increase of $74.5 million in program-specific costs was primarily due to an increase of $60.1 million for Dermavant’s tapinarof program, largely resulting from a one-time
milestone expense of C$50.0 million (approximately $39 million) due to the achievement of a development milestone and purchases of approximately $22.3 million of clinical product and commercial active pharmaceutical ingredient. Additionally, other program-specific costs increased by $28.0 million. These increases were partially offset by a decrease of $16.1 million for Kinevant Sciences Ltd.’s gimsilumab program primarily as a result of higher costs during the six months ended September 30, 2020 related to our study in
COVID-19
Associated ARDS.
The increase of $36.8 million in consideration for the purchase of IPR&D was primarily due to consideration of $82.1 million relating to an asset acquisition completed by a newly-formed subsidiary.
The increase of $26.8 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for restricted stock units, performance options, and capped value appreciation rights upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $22.9 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met.
The increase of $25.7 million in personnel-related expenses is partially driven by additional headcount to support drug discovery efforts using our computational discovery technology and targeted protein degradation platform, following the acquisition of SiTX in March 2021 and Oncopia in November 2020.
General and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
General and administrative	$437,776	$59,740	$378,036	$520,530	$116,855	$403,675

General and administrative expenses increased by $378.0 million to $437.8 million for the three months ended September 30, 2021 compared to $59.7 million for the three months ended September 30, 2020. The increase was largely due to an increase in share-based compensation expense of $357.1 million primarily as a result of the achievement of the liquidity event vesting condition for restricted stock units, performance options, and capped value appreciation rights upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $350.0 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met.
General and administrative expenses increased by $403.7 million to $520.5 million for the six months ended September 30, 2021 compared to $116.9 million for the six months ended September 30, 2020. The increase was largely due to an increase in share-based compensation expense of $361.6 million primarily as a result of the achievement of the liquidity event vesting condition for restricted stock units, performance options, and capped value appreciation rights upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $350.0 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met. Additionally, legal and other professional and consulting fees increased by $21.4 million in part to support our higher operating activities as we prepared to operate as a public company.
Change in fair value of investments

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Change in fair value of investments	$(32,273)	$(84,297)	$52,024	$(23,654)	$(125,445)	$101,791
Change in fair value of investments was an unrealized gain of $32.3 million and $84.3 million for the three months ended September 30, 2021 and 2020, respectively. The change of $52.0 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.
Change in fair value of investments was an unrealized gain of $23.7 million and $125.4 million for the six months ended September 30, 2021 and 2020, respectively. The change of $101.8 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.
Gain on sale of investment

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on sale of investment	$(443,754)	$—	$(443,754)	$(443,754)	$—	$(443,754)
Gain on sale of investment was $443.8 million for the three and six months ended September 30, 2021 due to the Datavant Merger in July 2021 at which point we received approximately $320 million in cash and a minority equity stake in the combined company. See “Components of Results of Operations—Gain on sale of investment” above for additional information.
Change in fair value of debt and liability instruments

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$13,145	$10,148	$2,997	$17,730	$27,273	$(9,543)

Change in fair value of debt and liability instruments was an unrealized loss of $13.1 million and $10.1 million for the three months ended September 30, 2021 and 2020, respectively. Change in fair value of debt and liability instruments for the three months ended September 30, 2021 primarily consisted of an unrealized loss of $13.0 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate. Change in fair value of debt and liability instruments for the three months ended September 30, 2020 primarily consisted of an unrealized loss of $12.1 million relating to the NovaQuest Facility, which was largely due to a decrease in the discount rate.
Change in fair value of debt and liability instruments was an unrealized loss of $17.7 million and $27.3 million for the six months ended September 30, 2021 and 2020, respectively. Change in fair value of debt and liability instruments for the six months ended September 30, 2021 primarily consisted of an unrealized loss of $18.1 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate. Change in fair value of debt and liability instruments for the six months ended September 30, 2020 primarily consisted of an unrealized loss of $30.0 million relating to the NovaQuest Facility, which was largely due to a decrease in the discount rate.
Gain on termination of Sumitomo Options

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on termination of Sumitomo Options	$—	$—	$—	$(66,472)	$—	$(66,472)
Gain on termination of Sumitomo Options was $66.5 million for the six months ended September 30, 2021 due to the completion of transactions contemplated by the Asset Purchase Agreement entered into with Sumitomo and SPC. See “Components of Results of Operations—Gain on termination of Sumitomo Options” above for additional information.
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	$—	$(28,848)	$28,848	$—	$(115,364)	$115,364
Gain on consolidation of unconsolidated entity was $28.8 million for the three months ended September 30, 2020 due to a gain of $28.8 million resulting from the remeasurement of our previously held interest in Genevant upon its consolidation in July 2020.
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity was $115.4 million for the six months ended September 30, 2020, primarily due to a gain of $86.5 million on the deconsolidation of Datavant in April 2020 and a gain of $28.8 million resulting from the remeasurement of our previously held interest in Genevant upon its consolidation in July 2020.
Other expense (income), net

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Other expense (income), net	$3,692	$(757)	$4,449	$3,558	$2,085	$1,473
Other expense (income), net consisted of $3.7 million of other expense, net and $0.8 million of other income, net for the three months ended September 30, 2021 and 2020, respectively. Other expense (income), net was not significant in either period presented.

Other expense, net consisted of $3.6 million and $2.1 million of other expense, net for the six months ended September 30, 2021 and 2020, respectively. Other expense, net was not significant in either period presented.
Income tax expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Income tax expense	$401	$711	$(310)	$494	$1,932	$(1,438)
Income tax expense decreased by $0.3 million to $0.4 million for the three months ended September 30, 2021, compared to $0.7 million for the three months ended September 30, 2020. Income tax expense was not significant in either period presented and reflects the income tax expense computed in jurisdictions in which we operate.
Income tax expense decreased by $1.4 million to $0.5 million for the six months ended September 30, 2021, compared to $1.9 million for the six months ended September 30, 2020. Income tax expense was not significant in either period presented and reflects the income tax expense computed in jurisdictions in which we operate.
Liquidity and Capital Resources
Overview
For the six months ended September 30, 2021 and 2020, we incurred net losses of $326.7 million and $61.5 million, respectively. As of September 30, 2021, we had cash and cash equivalents of approximately $2.5 billion and our accumulated deficit was approximately $2.2 billion. We have not generated any revenues to date from the sale of our product candidates. Our revenue, primarily generated through license agreements as well as from subscription and service-based fees, has not been significant to date. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
In September 2021, we completed our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, as well as concurrent PIPE financing. In connection with the Business Combination and PIPE financing, we received $213.4 million in cash at closing.
In July 2021, we received approximately $320 million in cash as a result of the Datavant Merger.
In July 2021, Proteovant Sciences, Inc. (“Proteovant”) collected the subscription receivable relating to the second $100.0 million payment due under a subscription agreement entered into with SK, Inc. (“SK”) in December 2020.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2021 and 2020:

	Six Months Ended September 30,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(261,766)	$(209,212)
Net cash provided by (used in) investing activities	$315,070	$(27,505)
Net cash provided by financing activities	$314,144	$357,086
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash
items and changes in working capital.
For the six months ended September 30, 2021, cash used in operating activities increased by $52.6 million to $261.8 million compared to the six months ended September 30, 2020. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of Vant programs along with recent asset acquisitions.
Investing Activities
Cash flow from investing activities includes cash used for acquisitions, net of cash acquired; proceeds from investments; dispositions, net of cash disposed; capital expenditures; and purchases of equity securities and other investments.
For the six months ended September 30, 2021, cash flow from investing activities changed by $342.6 million to net cash provided by investing activities of $315.1 million from net cash used in investing activities of $27.5 million for the six months ended September 30, 2020. This change in cash flow from investing activities is primarily due to approximately $320 million in cash we received as a result of the Datavant Merger.

Financing Activities
For the six months ended September 30, 2021, cash provided by financing activities decreased by $42.9 million to $314.1 million compared to the six months ended September 30, 2020. During the six months ended September 30, 2021, proceeds were generated by the completion of our Business Combination and PIPE financing in September 2021, payment of the subscription receivable due to Proteovant by SK in July 2021, and the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc. During the six months ended September 30, 2020, proceeds were generated from the issuance of equity at our majority-owned subsidiary Immunovant, Inc.
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
Contractual Obligations and Commitments
During the six months ended September 30, 2021, there were no material changes to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.
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
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the six months ended September 30, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.
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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates, as the context requires.
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

•
risks arising from technological and data platforms shared between us and the alliance with Sumitomo, such as DrugOme
®
, including data or other security breaches at Sumitomo or its affiliates that could, in turn, impact us, or disputes over ownership of intellectual property between us and the alliance with Sumitomo, which could impact our access to those platforms;

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
Our biopharmaceutical product candidates are in clinical development or pre-clinical
studies and will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”) or an application for marketing authorization in the European Union (“EU”) or United Kingdom (“UK”), may be submitted, or extensive pre-clinical
testing before an Investigational New Drug application (“IND”) or an application for authorization for the conduct of a clinical trial in the EU or UK may be submitted. We cannot provide you any assurance that we will submit an IND, NDA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be approved by the relevant regulatory authorities.

Clinical trials and
pre-clinical
studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA, an institutional review board (“IRB”), an Ethics Committee (“EC”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA or similar application. The FDA, the European Medicines Agency (“EMA”) or the European Commission or other relevant regulatory authority may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.
The FDA or other regulatory authorities may also not agree with the scope of our proposed investigational plan. For example, they may find that our proposed development program is not sufficient to support a marketing authorization application, or that the proposed indication is considered to be too broad. Moreover, the FDA or other regulatory authorities may also refuse or impose certain restrictions on our reliance on data supporting our marketing authorization application should such data originate from studies outside of the relevant jurisdiction or be affected by regulatory non-compliance,
including issues of data integrity. In each case, this could delay the clinical development and authorization timeline for a given product candidate.
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
Form-483,
Warning or Untitled Letters, clinical holds, or complete response letters or similar communications/objections by other regulatory authorities;

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

•	slower than expected rates of patient recruitment or failure to recruit suitable patients to participate in a trial;

•	failure to add a sufficient number of clinical trial sites;

•	unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;

•	inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;

•	an IRB or EC refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial;

•	premature discontinuation of study participants from clinical trials or missing data;

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
Moreover, principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and receive compensation in connection with such services. Under certain circumstances, we may be required to report some of these relationships to the FDA or other regulatory authorities. The FDA or other regulatory authorities may conclude that a financial relationship between us and a principal investigator has created a conflict of interest or otherwise affected the integrity of the study. The FDA or other regulatory authority may therefore question the integrity of the data generated at the applicable clinical trial site and the utility of the clinical trial itself may be jeopardized. This could result in a delay in approval, or rejection, of our marketing and authorization applications by the FDA or other regulatory authority, as the case may be, and may ultimately lead to the denial of marketing approval of any of our product candidates.
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
Our gene therapy product candidates may require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot
or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EU or other applicable standards or specifications with consistent and acceptable production yields and costs.
In addition, the FDA, the EMA and other comparable regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA or other comparable regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.
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
Patient enrollment and retention in clinical trials depends on many factors, including the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to
COVID-19,
the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents, our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our product candidates, including batoclimab, which targets certain rare autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.
Furthermore, any negative results or new safety signals we may report in clinical trials of our product candidates may make it difficult or impossible to recruit and retain patients in other clinical trials we are conducting or to resume enrolling patients once a paused clinical trial has been resumed. For example, in February 2021, our subsidiary, Immunovant, voluntarily paused dosing in its clinical trials for batoclimab globally due to elevated total cholesterol and low-density
lipoprotein (“LDL”) levels observed in some patients treated with batoclimab, resulting in a delay in Immunovant’s development of batoclimab. In future trials of batoclimab, it may be more difficult for Immunovant to recruit and retain patients for such clinical trials. Similarly, negative results reported by our competitors about their drug candidates may negatively affect patient recruitment in our clinical trials. Also, marketing authorization of competitors in this same class of drugs may impair our ability to enroll patients into our clinical trials, delaying or potentially preventing us from completing recruitment of one or more of our trials.
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
Success in
pre-clinical
testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior pre-clinical
testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our clinical trials of batoclimab will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier pre-clinical
studies or clinical trials. These setbacks have been caused by, among other things, pre-clinical
findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. In February 2021, our subsidiary, Immunovant, voluntarily paused dosing in its clinical trials for batoclimab globally due to elevated total cholesterol and LDL levels observed in patients treated with batoclimab, resulting in a delay in Immunovant’s development of batoclimab. Immunovant is progressing discussions with the FDA and is planning to progress discussions with other regulatory authorities, with the intent to continue development of batoclimab. While the ASCEND
GO-2
trial was terminated and the efficacy results, based on approximately half the anticipated number of subjects who had reached the week 13 primary efficacy analysis at the time of the termination of the trial, were inconclusive, further discussions with external experts are ongoing to determine whether a specific population can be identified to optimize the clinical performance of batoclimab. Based on these analyses, Immunovant intends to re-initiate a placebo-controlled trial contingent upon achieving alignment with the ophthalmology division of the FDA. Failure to successfully complete clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.
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
Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates or any future product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our pre-clinical
studies, clinical trials, research and development operations and commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involves committing substantial financial resources to current or future potential product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals are pending to, among other things, prevent drug shortages and reduce the dependency of the United States on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.
The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or other similar application to the FDA. Such facilities must also register with the FDA. Similar requirements apply in other jurisdictions. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with Current Good Manufacturing Practice (“cGMP”) requirements for the manufacture of drug product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable
non-U.S.
regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable
non-U.S.
regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates, if approved.

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
Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for FDA or other regulatory authority action, including injunction, recall, seizure, total or partial suspension of production, or suspension or revocation of manufacturing/import authorizations and GMP certificates.
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
Warning or Untitled Letters, similar communications/objections by other authorities, public safety alerts identifying our company or products and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates or marketed drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our product candidates.

We and/or our CMOs must supply all necessary documentation in support of an NDA or similar regulatory application on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval
inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates or any of our other potential products. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or our other potential products or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval
plant inspection, regulatory approval of the products may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.
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
If malignancies arise in patients treated with our gene therapy product candidates, including
ARU-1801,
under development at Aruvant Sciences (“Aruvant”) or if there are other safety events that require us to halt or delay clinical development of
ARU-1801
or other gene therapies, the development of those therapies would be delayed and the commercial potential of those therapies would be materially and negatively impacted.
A potentially significant risk in any gene therapy product candidate using viral vectors is that the vector will insert in or near cancer-causing oncogenes leading to uncontrolled clonal proliferation of mature cancer cells in the patient, known as insertional oncogenesis, which can lead to certain forms of cancer. In early 2021, a company developing a gene therapy for the treatment of sickle cell disease announced that one of its patients has developed acute myelogenous leukemia following treatment. While Aruvant has not experienced any similar safety events to date, any such events arising in patients treated with
ARU-1801
could result in delays to the clinical development timeline, the suspension of clinical development altogether or, following approval by the FDA and/or other relevant regulatory authorities, if received, the product being removed from the market or its market opportunity being significantly reduced. In addition, the sickle cell disease population has an elevated underlying risk of malignancy. As a result, if patients treated with
ARU-1801
develop a malignancy, it may be difficult for us to determine the underlying cause of the malignancy and the link, if any, to
ARU-1801,
potentially causing further delays to our clinical development timeline. Any of the foregoing issues arising in relation to
ARU-1801
or other gene therapy product candidates could lead to adverse publicity and have a material adverse effect on our business and the price of our Common Shares.

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

•
if an NDA, BLA or a similar application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authority, as the case may be, require, as a condition of approval, additional nonclinical,
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
Adverse events caused by our product candidates could cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects arising from, or those perceived to arise from, our product candidates or those from other companies targeting similar diseases, could also affect patient recruitment or the ability of enrolled patients to complete the trial or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. For example, in February 2021, our subsidiary Immunovant voluntarily paused dosing in its ongoing trials for batoclimab globally due to elevated total cholesterol and LDL levels observed in patients treated with batoclimab, resulting in a delay in Immunovant’s development of batoclimab. Any of these occurrences may harm our business, financial condition and prospects.
Furthermore, if any of our product candidates are approved and then cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, suspend, vary, or limit their approval of the product or require a REMS (or equivalent outside the United States) to impose restrictions on its distribution or other risk management measures;

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

Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunction to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our future products, which may result in difficulty in successfully launching product candidates and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.
Even if we obtain FDA approval for a product candidate in the United States, we may never obtain approval for or commercialize our product candidates in any other jurisdiction, which would limit our ability to realize the drug candidate’s full market potential.
In order to market any products outside of the United States, we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the United States, including additional pre-clinical
studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the United States, a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.
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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-market studies and post-market submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with current cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If a product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labeling, which could limit sales of the product.
The FDA and other relevant regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA and other relevant regulatory authorities could significantly increase costs or delay, limit or ultimately restrict the commercialization of such product. The FDA and other relevant regulatory authorities closely regulates the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and that promotional and advertising materials and communications are truthful and non-misleading.
Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading,
we may be subject to enforcement action. Moreover, in the EU we will be prohibited from promoting prescription-only medicinal products of individuals who are not healthcare professionals. Violations of the Federal Food, Drug, and Cosmetic Act in the United States and other comparable regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable
non-U.S.
regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.

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

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;

•	requirement of a REMS (or equivalent outside the United States);

•	Warning or Untitled Letters or similar communications from other relevant regulatory authorities;

•	withdrawal of the product candidates from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension, variation or withdrawal of marketing approvals;

•	refusal to permit the import or export of our product candidates;

•	product seizure; or

•	lawsuits, injunctions or the imposition of civil or criminal penalties.
Non-compliance
by us or any current or future collaborator with regulatory requirements, including safety monitoring or pharmacovigilance can also result in significant financial penalties.
Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or orphan drug designation by the FDA or other relevant regulatory authorities, even if granted for any product candidate, may not lead to a faster development, regulatory review or approval process, and does not necessarily increase the likelihood that any product candidate will receive marketing approval in the United States or other jurisdictions.
We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or orphan drug designation for certain of our product candidates.
ARU-1801,
a gene therapy in development by Aruvant for the treatment of sickle cell disease, has received orphan drug designation and rare pediatric disease designation by the FDA, as well as priority review and orphan designation by the EMA. In addition, two gene therapies under development by Sio Gene Therapies,
AXO-AAV-GM1,
in development for the treatment of GM1 gangliosidosis, and
AXO-AAV-GM2,
in development for the treatment of GM2 gangliosidosis, also known as
Tay-Sachs
and Sandhoff diseases, have received rare pediatric disease designation and orphan drug designation (in the case of
AXO-AAV-GM1)
and rare pediatric disease designation (in the case of
AXO-AAV-GM2)
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
Regulatory authorities in some jurisdictions, including the United States and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the United States, in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period is seven years in the United States. A similar data exclusivity scheme exists in the EEA, the European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s pre-clinical
and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.
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
Moreover, the ten year orphan market exclusivity in the EEA may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.
If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the EMA can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Upcoming legislative reforms in the EU may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity.

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
The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway under section 351(k) of the Public Health Service Act (“PHSA”) for biological products that are biosimilar to or interchangeable with an FDA-licensed reference
biological product. Under the BPCIA, a section 351(k) application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar or interchangeable product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period
of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product submitted under section 351(a) of the PHSA containing the competing sponsor’s own pre-clinical
data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA and the FDA only approved the first interchangeable biosimilar in July 2021. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples legislation, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic drug, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. While the full impact of these provisions is unclear at this time, its provisions do have the potential to facilitate the development and future approval of biosimilar versions of our products, introducing biosimilar competition that could have a material adverse impact on our business, financial condition and results of operations.
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

•
various privacy, cybersecurity and data protection laws, rules and regulations at the international, federal, state and local level impose obligations with respect to safeguarding the privacy, security, and cross-border transmission of personal data and health information;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics, and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers, and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year); and

•
analogous state and EU and foreign national laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales, and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental
third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures; and several recently passed state laws that require disclosures related to state agencies and/or commercial purchasers with respect to certain price increases that exceed a certain level as identified in the relevant statutes, some of which contain ambiguous requirements that government officials have not yet clarified; and EU and foreign national laws prohibiting promotion of prescription-only medicinal products to individuals other than healthcare professionals, governing strictly all aspects of interactions with healthcare professionals and healthcare organizations and requiring public disclosure of transfers of value made to a broad range of stakeholders, including healthcare professionals, healthcare organizations, medical students, physicians associations, patient organizations and editors of specialized press.

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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. As the legislation currently stands, the reductions will go back into effect as of January 2022 and will remain in effect through 2030 unless additional Congressional action is taken. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. Current Congressional proposals include direct price negotiation by Medicare in Medicare Parts B and D, international reference pricing for certain Medicare drugs, and inflationary rebates on Part B and Part D drugs whose prices increase above a certain amount, and Part D drug benefit redesign. At the federal level, the former Trump administration released a “Blueprint” to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products and reduce the out of pocket costs of drug products paid by consumers. The U.S. Department of Health and Human Services (“HHS”) implemented several of these provisions to date. In May 2019, Centers for Medicare and Medicaid Services (the “CMS”), issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. The rule also creates a new safe harbor for price reductions reflected at the point-of-sale,
as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. These modifications to the safe harbors are being challenged in court and HHS has delayed their implementation until January 1, 2023; however, the rule may be repealed through legislative action before such time. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Several pending legislative efforts, including President Biden’s larger Build Back Better legislative agenda and draft bill text, incorporate these drug pricing reforms in addition to inflationary rebates on Part B and Part D drugs that would be payable on commercial and governmental program utilization, policies aimed at redesigning the Medicare Part D benefit and adopting drug price transparency measures. Recent federal legislation and actions by state and local governments in the United States may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.
Moreover, upcoming legislative and policy changes in the EU, some of which may materialize as early as 2022, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the EU Member States. Such initiatives may further impact the price and reimbursement status of our products in the future.
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
In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member State may harm our ability to sell our product candidates profitably, if they are approved for sale. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines. In markets outside of the United States and EU, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to commercialize our product candidates, if approved.
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
We have benefited substantially from the leadership, performance and vision of our senior leaders, in particular, our founder and Executive Chairman, Vivek Ramaswamy, our Chief Executive Officer, Matthew Gline, and other senior executives of ours and of the Vants. We rely greatly on the investment experience and medical and scientific expertise of our senior leadership team to identify product candidates and guide future investments and opportunities, as well as the drug development expertise of our and the Vants’ senior leadership to guide the pre-clinical
and clinical development of our product candidates. Our success will depend on our ability to retain our current management team. In addition, while we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties relation to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. Competition for senior leadership in the healthcare investment industry is intense, and we cannot guarantee that we will be able to retain key personnel of ours or of the Vants.
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
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products for the treatment of the indications that we are pursuing, including, but not limited to:

•	Roflumilast, a PDE4 inhibitor, a potential competitor to tapinarof, in development by Dermavant Sciences (“Dermavant”) for the topical treatment of psoriasis and atopic dermatitis;

•	Ruxolitinib, a topical Janus kinase inhibitor, a potential competitor to tapinarof, in development by Dermavant for the topical treatment of atopic dermatitis;

•	Teprotumumab, an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab, in development by Immunovant for the treatment of thyroid eye disease;

•	Efgartigimod, an anti-FcRn antibody fragment, and nipocalimab, an anti-FcRn antibody, both potential competitors to batoclimab, in development by Immunovant for the treatment of myasthenia gravis; and

•
CTX001, a gene-editing therapy, and LentiGlobin, a gene therapy delivering a modified form of adult hemoglobin, both potential competitors to
ARU-1801,
in development by Aruvant for the treatment of sickle cell disease.

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
The overall market for healthcare technologies and software is global, rapidly evolving, competitive and subject to changing technology and shifting customer focus. Our healthcare technology Vants, including Datavant, a healthcare data infrastructure company (in which we own a minority equity interest), Lokavant, a clinical trial technology company, and Alyvant, a salesforce technology company, face competition from well-established providers of these solutions, certain of which may have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. We also face competition from solutions that biopharmaceutical companies develop internally and from smaller companies that offer products and services directed at more specific markets than we target, enabling these smaller competitors to focus a greater proportion of their efforts and resources on these markets, as well as a large number of companies that have been founded with the goal of applying machine learning technologies to drug discovery.
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
Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by computer hackers, sovereign governments and cyber terrorists, have generally increased over time, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world.
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

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If any of the aforementioned security events were to occur, it could result in a material disruption of our drug development programs and business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the further development of any product candidate could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.
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
There are numerous U.S. federal and state laws and regulations related to the privacy and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to HIPAA in our business, we do business with various entities that are subject to HIPAA and we have to expend resources to understand their obligations, adjust contractual relationships in light of those obligations, or change business practices. Congress has considered expanding the scope of the HIPAA privacy and security regulations and we may in the future become subject to them ourselves, which would require additional expenditures and create additional risks.
In addition, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to HIPAA that expressly applies to pharmaceutical companies and companies that provide technologies for processing personal health information, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information, with limited exceptions, and requires security measures to protect the information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, requires covered businesses to provide substantial disclosures to California residents and honor such residents’ data protection and privacy rights, including the right to opt-out
of certain sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for certain data breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act (the “CPRA”), a ballot initiative that passed in November 2020 which, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects starting on January 1, 2023, the CPRA will expand California residents’ rights with respect to certain sensitive personal information and give California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising. Virginia and Colorado also recently enacted CCPA/CPRA-like laws, the Virginia Consumer Data Privacy Act (the “VDCPA”) and the Colorado Privacy Act (“CPA”), to provide their respective residents with similar rights. New legislation enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of the CMIA, CCPA, CPRA, VDCPA, CPA and other similar state laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

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
Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA and the U.K., need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. It remains to be seen whether SCCs will remain available and whether additional means for lawful data transfers will become available. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.
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
If we or our third party service providers are unable to properly protect the privacy and security of personal information, or other sensitive data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the Federal Trade Commission, EU Data Protection Authorities and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the United States, the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
Social media is increasingly being used to communicate about our research, product candidates, investigational medicines and the diseases our product candidates and investigational medicines are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, our employees, affiliates and/or business partners may use social media for their personal use, and their activities on social media or in other forums could result in adverse publicity for us. Any negative publicity as a result of social media posts, whether or not such claims are accurate, could adversely impact us. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business. The use of social media also creates additional risks in the EEA and the UK where promotion of prescription-only medicines to patients and the general public is strictly prohibited. Social media content that is generated, shared or liked by our company or our directors, employees, staff or other representatives may potentially be perceived or construed as constituting prohibited promotion of prescription-only medicinal products and trigger enforcement and penalties. This is an area of increased scrutiny in both the EEA and the UK.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We are currently and may in the future be subject to third-party pre-issuance
submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, inter partes
review, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, three U.S. patents (U.S. Patent Nos. 8,058,069, 9,364,435 and 9,404,127) relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences (“Genevant”) exclusively licenses from Arbutus Biopharma Corp. (“Arbutus”) were the subject of inter partes
review proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”). The PTAB upheld all claims of U.S. Patent No. 8,058,069, invalidated some of the claims of U.S. Patent No. 9,364,435 and invalidated all claims of U.S. Patent No. 9,404,127. The United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) heard oral arguments with respect to U.S. Patent Nos. 8,058,069 and 9,364,435 in October 2021 and decisions are pending. The Federal Circuit vacated and remanded the PTAB’s decision on U.S. Patent No. 9,494,127. The PTAB’s decision with respect to U.S. Patent No. 9,494,127 had been held in administrative abeyance pending a review following a recent Supreme Court ruling in an unrelated case. The matter is now pending before the Federal Circuit and at the briefing stage. Additionally, one European patent (EU patent no. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licenses from Arbutus is the subject of an opposition proceeding brought by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office Opposition Division. The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, result in our inability to manufacture or commercialize product candidates without infringing third-party patent rights or result in our breach of agreements pursuant to which we license such rights to our collaborators or licensees. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future product candidates. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.
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
Furthermore, certain of our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. The intellectual property portfolio licensed to us by our licensors at least in some respects, may therefore be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. For example, Immunovant does not have rights to develop, manufacture, use or commercialize batoclimab or file or enforce patents relating to these assets in territories other than the United States, Canada, Mexico, the EU, the U.K., Switzerland, the Middle East, North Africa and Latin America, as such rights in other jurisdictions have been retained by HanAll Biopharma Co., Ltd. (“HanAll”) or licensed by HanAll to third parties. Additionally, Dermavant does not have the right to develop, manufacture, use or commercialize tapinarof in China, including Hong Kong, Macau or Taiwan, as such rights were retained by Welichem Biotech Inc. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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
Risks Related to our Securities, our Jurisdiction of Incorporation and Certain Tax Matters
The listing of our securities on Nasdaq did not benefit from the process undertaken in connection with an underwritten initial public offering.
Our Common Shares and our Warrants are listed on Nasdaq under the symbols “ROIV” and “ROIVW,” respectively. Unlike an underwritten initial public offering of our securities, the initial listing of our securities as a result of the Business Combination did not benefit from the following:

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

The lack of such a process in connection with the listing of our securities could result in diminished investor demand, inefficiencies in pricing and a more volatile public price for our securities in the near future than in connection with an underwritten initial public offering.
If our performance does not meet market expectations, the price of our securities may decline.
If our performance does not meet market expectations, the price of our Common Shares may decline. In addition, even if an active market for our Common Shares develops and continues, the trading price of our Common Shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Prior to the Business Combination, there was not a public market for our Common Shares, and trading in our Common Shares was not active. Any of the factors listed below could have a material adverse effect on the price of our Common Shares.
Factors affecting the trading price of our Common Shares may include:

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

•
the volume of our Common Shares available for public sale, which may be limited due to, among other reasons, the extent of redemptions by MAAC stockholders in connection with the consummation of the Business Consummation and the relatively limited free float of our Common Shares, particularly prior to the expiration of the lock-up
provisions applicable to our Common Shares following the closing of the Business Combination;

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
Our Warrants were initially issued by MAAC in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (“CST”), as warrant agent, and us but American Stock Transfer & Trust Company has assumed CST’s responsibilities as warrant agent under the warrant agreement.
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

We have and will continue to incur increased costs as a result of operating as a public company and our management has and will continue to devote a substantial amount of time to new compliance initiatives.
As a public company, we have and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses may increase even more after we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. In addition, we expect to record incremental share-based compensation expense in connection with the consummation of the Business Combination.
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. Our management and other personnel have and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain director and officer liability insurance and forced us to accept reduced policy limits. We cannot predict or estimate the amount or timing of additional costs we have and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.
Our failure to timely and effectively implement controls and procedures required by Section 404(a) of the Sarbanes-Oxley Act could have a material adverse effect on our business.
As a public company, we are required to provide management’s attestation on internal controls as required under Section 404(a) of the Sarbanes-Oxley Act. The standards required for a public company under Section 404(a) of the Sarbanes-Oxley Act are significantly more stringent than those required of us as a privately-held company. If we are not successful in implementing the additional requirements of Section 404(a) in a timely manner or with adequate compliance, we may not be able to assess whether our internal controls over financial reporting are effective, which may subject us to adverse regulatory consequences and could harm investor confidence and the market price of our securities.
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

In addition, we may redeem an investor’s Warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants prior to redemption for a number of Common Shares determined based on the redemption date and the fair market value of our Common Shares. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares received is capped at 0.361 Common Shares per warrant (subject to adjustment) irrespective of the remaining life of the Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by the MAAC Sponsor or its permitted transferees.
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
Anti-takeover provisions in our memorandum of association and bye-laws
and under Bermuda law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Common Shares and could entrench management.
Our memorandum of association and
bye-laws
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
Our largest shareholders and certain members of our management own a significant percentage of our Common Shares and are able to exert significant control over matters subject to shareholder approval.
Our founder and certain of our largest shareholders hold a significant percentage of our Common Shares. As a result, these holders have the ability to substantially influence us and exert significant control through this ownership position and, in the case of certain holders, service on our board of directors. For example, these holders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These holders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and it may exercise its voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. So long as these holders continue to own a significant amount of our equity, they will continue to be able to strongly influence and effectively control our decisions.

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
If securities analysts publish negative evaluations of our shares, the price of our Common Shares could decline.
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
Our founder and certain of our largest shareholders hold a significant percentage of our Common Shares. Such shareholders are subject to certain lock-up
arrangements and as a result there may initially be limited liquidity in the trading market for our Common Shares. In addition, even once the applicable lock-up
periods expire, the liquidity for our Common Shares may remain limited given the substantial holdings of such shareholders, which could make the price of our Common Shares more volatile and may make it more difficult for investors to buy or sell large amounts of our Common Shares.
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

We are an exempted company limited by shares incorporated under the laws of Bermuda and it may be difficult for you to enforce judgments against us or our directors and executive officers.
We are an exempted company limited by shares incorporated under the laws of Bermuda. As a result, the rights of our shareholders are governed by Bermuda law and our memorandum of association and bye-laws.
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
When the affairs of a company are being conducted in a manner that is oppressive or prejudicial to the interests of some shareholders, one or more shareholders may apply to the Supreme Court of Bermuda, which may make such order as it sees fit, including an order regulating the conduct of the company’s affairs in the future or ordering the purchase of the shares of any shareholders by other shareholders or by the company. Additionally, under our bye-laws
and as permitted by Bermuda law, each shareholder will waive any claim or right of action against our directors or officers for any action taken by directors or officers in the performance of their duties, except for actions involving fraud or dishonesty. In addition, the rights of our shareholders and the fiduciary responsibilities of our directors under Bermuda law are not as clearly established as under statutes or judicial precedent in existence in jurisdictions in the U.S., particularly the State of Delaware. Therefore, our shareholders may have more difficulty protecting their interests than would shareholders of a corporation incorporated in a jurisdiction within the U.S.
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
Under current U.S. federal income tax law, a corporation generally will be considered to be a U.S. corporation for U.S. federal income tax purposes only if it is created or organized in the United States or under the law of the United States or of any State. Accordingly, under generally applicable U.S. federal income tax rules, we, while we were not created or organized in the United States or under the law of the United States or of any State but is instead a Bermuda incorporated entity and tax resident of the U.K., would generally be classified as a
non-U.S.
corporation. Section 7874 of the Code and the Treasury regulations promulgated thereunder, however, contain specific rules that may cause a
non-U.S.
corporation to be treated as a U.S. corporation for U.S. federal income tax purposes. If it were determined that we are treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code and the Treasury regulations promulgated thereunder, we would be liable for U.S. federal income tax on our income just like any other U.S. corporation and certain distributions made by us to our shareholders that are not “U.S. Holders” of us would be subject to U.S. withholding tax. We believe that we should not be treated as a U.S. corporation for U.S. federal income tax purposes under Section 7874 of the Code. However, the interpretation of Treasury regulations relating to the required ownership of us is subject to uncertainty and there is limited guidance regarding their application. Accordingly, there can be no assurance that the IRS will not take a contrary position to those described above or that a court will not agree with a contrary position of the IRS in the event of litigation. You are urged to consult your tax advisor to determine the tax consequences if the classification of us as a
non-U.S.
corporation is not respected.
U.S. holders that own 10% or more of the combined voting power or value of our Common Shares may suffer adverse tax consequences because we and our
non-U.S.
subsidiaries may be characterized as “controlled foreign corporations” (“CFCs”), under Section 957(a) of the Code.
A
non-U.S.
corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote, or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the combined voting power or value of all outstanding stock of such
non-U.S.
corporation) on any day during the taxable year of such
non-U.S.
corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed
income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed
income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.
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
Because our Common Shares should be considered to be “publicly traded” for the current taxable year that ends on March 31, 2022, we should apply the 50% passive asset test using the fair market value of our assets. This determination, however, is subject to uncertainty. In addition, our status may also depend, in part, on how quickly we utilize our cash on-hand
and cash from future financings in our business.
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
On September 29, 2021, we issued 287,202 Common Shares to Silicon Therapeutics LLC in connection with the Agreement and Plan of Merger, dated as of February 2, 2021, by and among Roivant, Silicon Insite, Inc., Silicon TX China and Silicon Therapeutics LLC, as partial consideration in connection with the transaction, with an aggregate value of approximately $11.5 million.
On September 30, 2021, we issued 22,000,000 Common Shares pursuant to the subscription agreements entered into with certain investor connection with the PIPE financing completed concurrently with the Business Combination for aggregate consideration of $220.0 million.
We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1#	Agreement and General Release Between Roivant Sciences Ltd., Roivant Sciences, Inc. and Benjamin Zimmer†				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.
†
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

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

ROIVANT SCIENCES LTD.

By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

By:	/s/ Matt Maisak
Name: Matt Maisak
Title: Authorized Signatory
Date: November 15, 2021