Form 10-Q
period 2021-12-31
Roivant Sciences Ltd.
filed 2022-02-14
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2021
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
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Common Shares, $0.0000000341740141 per share Redeemable Warrants, each whole warrant exercisable for one Common Share at an exercise price of $11.50 per share	ROIV ROIVW	The Nasdaq Global Market The Nasdaq Global Market
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
of the Exchange Act).    Yes   ☐    No   ☒
As of February 9, 2022, the registrant
had 692,072,184 common
 shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate twitter account (@Roivant), other social media platforms, webcasts, press releases and conference calls. Similarly, our subsidiary Immunovant, Inc. may announce material business and financial information to its investors using its investor relations website (https://immunovant.com/investors), filings it makes with the SEC, social media platforms, webcasts, press releases and conference calls. We and our public company subsidiaries use these mediums to communicate with our and our public company subsidiaries’ shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company and our public company subsidiaries to review this information.
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

•	the outcome of any legal proceedings that may be instituted against us in connection with the Business Combination and related transactions;

•	the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business and/or competitive factors; and

•	any other risks and uncertainties, including those described under Part II, Item 1A. Risk Factors.
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	December 31, 2021	March 31, 2021
Assets
Current assets:
Cash and cash equivalents	$2,214,283	$2,055,044
Restricted cash	2,916	77,701
Other current assets	70,334	54,250

Total current assets	2,287,533	2,186,995
Property and equipment, net	21,606	14,749
Operating lease right-of-use assets	61,682	62,279
Restricted cash, net of current portion	8,936	8,931
Investments measured at fair value	398,743	188,978
Long-term investment	—	100,563
Other assets	20,875	27,197

Total assets	$2,799,375	$2,589,692

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,358	$20,550
Accrued expenses	112,679	76,936
Operating lease liabilities	11,241	12,313
Deferred consideration liability	—	100,000
Other current liabilities	12,435	9,162

Total current liabilities	160,713	218,961
Liability instruments measured at fair value	94,600	67,893
Operating lease liabilities, noncurrent	62,091	62,384
Long-term debt (includes $171,900 and $150,100 accounted for under the fair value option at December 31, 2021 and March 31, 2021, respectively)	204,042	170,280
Other liabilities	8,176	8,169

Total liabilities	529,622	527,687

Commitments and contingencies (Note 12)
Redeemable noncontrolling interest	22,491	22,491
Shareholders’ equity: (1)
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 692,012,183 and 651,576,293 shares issued and outstanding at December 31, 2021 and March 31, 2021, respectively	—	—
Additional paid-in capital	4,360,452	3,814,805
Subscription receivable	—	(100,000)
Accumulated deficit	(2,493,662)	(1,918,462)
Accumulated other comprehensive (loss) income	(1,070)	1,445

Shareholders’ equity attributable to Roivant Sciences Ltd.	1,865,720	1,797,788
Noncontrolling interests	381,542	241,726

Total shareholders’ equity	2,247,262	2,039,514

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,799,375	$2,589,692

(1) Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Revenue, net	$24,341	$5,750	$46,063	$8,649
Operating expenses:
Cost of revenues	1,384	684	8,507	1,579
Research and development	153,450	202,261	486,335	358,404
General and administrative	115,530	61,875	636,060	178,730

Total operating expenses	270,364	264,820	1,130,902	538,713

Loss from operations	(246,023)	(259,070)	(1,084,839)	(530,064)

Change in fair value of investments	38,036	18,235	14,382	(107,210)
Gain on sale of investment	—	—	(443,754)	—
Change in fair value of debt and liability instruments	23,017	4,304	40,747	31,577
Gain on termination of Sumitomo Options	—	—	(66,472)	—
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	—	—	(115,364)
Other (income) expense, net	(1,029)	(5,788)	2,529	(3,703)

Loss before income taxes	(306,047)	(275,821)	(632,271)	(335,364)
Income tax expense (benefit)	38	(224)	532	1,708

Net loss	(306,085)	(275,597)	(632,803)	(337,072)
Net loss attributable to noncontrolling interests	(21,549)	(14,568)	(57,603)	(37,402)

Net loss attributable to Roivant Sciences Ltd.	$(284,536)	$(261,029)	$(575,200)	$(299,670)

Net loss per common share—basic and diluted (1)	$(0.41)	$(0.41)	$(0.87)	$(0.48)

Weighted average shares outstanding—basic and diluted (1)	686,589,478	629,668,846	662,268,788	629,076,726

(1) Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Net loss	$(306,085)	$(275,597)	$(632,803)	$(337,072)
Other comprehensive loss:
Foreign currency translation adjustment	(2,393)	(5,541)	(2,287)	(7,395)

Total other comprehensive loss	(2,393)	(5,541)	(2,287)	(7,395)

Comprehensive loss	(308,478)	(281,138)	(635,090)	(344,467)
Comprehensive loss attributable to noncontrolling interests	(21,591)	(14,303)	(57,375)	(37,069)

Comprehensive loss attributable to Roivant Sciences Ltd.	$(286,887)	$(266,835)	$(577,715)	$(307,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity (1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contributions to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)

Balance at June 30, 2021	$22,491	651,576,293	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341

Issuance of the Company’s common shares upon closing of Business Combination and PIPE Financing, net of issuance costs	—	32,372,478	—	129,097	—	—	—	—	129,097
Issuance of the Company’s common shares related to settlement of transaction consideration	—	840,398	—	—	—	—	—	—	—
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	70,000	70,000
Issuance of subsidiary common and preferred shares to the Company	—	—	—	(52,189)	—	—	—	52,189	—
Payment of subscription receivable	—	—	—	(40,000)	100,000	—	—	40,000	100,000
Cash contributions to majority-owned subsidiaries	—	—	—	(2,590)	—	—	—	2,590	—
Share-based compensation	—	—	—	386,568	—	—	—	10,744	397,312
Repurchase of equity awards	—	—	—	—	—	—	—	(2,247)	(2,247)
Foreign currency translation adjustment	—	—	—	—	—	2,488	—	57	2,545
Net loss	—	—	—	—	—	—	(208,481)	(17,159)	(225,640)

Balance at September 30, 2021	$22,491	684,789,169	$—	$4,245,860	$—	$1,281	$(2,209,126)	$390,393	$2,428,408

Issuance of the Company’s common shares	—	7,223,014	—	56,116	—	—	—	—	56,116
Cash contributions to majority-owned subsidiaries	—	—	—	(1,175)	—	—	—	1,175	—
Share-based compensation	—	—	—	59,651	—	—	—	11,565	71,216
Foreign currency translation adjustment	—	—	—	—	—	(2,351)	—	(42)	(2,393)
Net loss	—	—	—	—	—	—	(284,536)	(21,549)	(306,085)

Balance at December 31, 2021	$22,491	692,012,183	$—	$4,360,452	$—	$(1,070)	$(2,493,662)	$381,542	$2,247,262

(1)	Retroactively restated for the stock subdivision as described in Note 3.

		Shareholders’ Equity (1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2020	$22,491	628,779,048	$—	$3,143,739	$—	$(2,349)	$(1,109,228)	$54,042	$2,086,204
Issuance of subsidiary common shares, net of issuance costs	—	—	—	104,581	—	—	—	76,599	181,180
Issuance of subsidiary common shares to the Company	—	—	—	(6,342)	—	—	—	6,342	—
Exercise of subsidiary stock options	—	—	—	36	—	—	—	27	63
Deconsolidation of subsidiary	—	—	—	—	—	—	—	(3,054)	(3,054)
Repurchase of equity awards	—	—	—	(113)	—	—	—	—	(113)
Cash contribution to majority-owned subsidiaries	—	—	—	(149)	—	—	—	149	—
Share-based compensation	—	—	—	9,285	—	—	—	4,993	14,278
Foreign currency translation adjustment	—	—	—	—	—	(854)	—	34	(820)
Net loss	—	—	—	—	—	—	(3,243)	(4,734)	(7,977)

Balance at June 30, 2020	$22,491	628,779,048	$—	$3,251,037	$—	$(3,203)	$(1,112,471)	$134,398	$2,269,761

Issuance of subsidiary common shares, net of issuance costs	—	—	—	101,418	—	—	—	74,499	175,917
Issuance of subsidiary common shares to the Company	—	—	—	(5,318)	—	—	—	5,318	—
Exercise of subsidiary stock options	—	—	—	69	—	—	—	50	119
Consolidation of unconsolidated entity	—	—	—	—	—	—	—	9,178	9,178
Cash contribution to majority-owned subsidiaries	—	—	—	(124)	—	—	—	124	—
Transfer (from) to noncontrolling interest	—	—	—	(255)	—	—	—	255	—
Share-based compensation	—	—	—	8,208	—	—	—	5,706	13,914
Foreign currency translation adjustment	—	—	—	—	—	(1,068)	—	34	(1,034)
Net loss	—	—	—	—	—	—	(35,398)	(18,100)	(53,498)

Balance at September 30, 2020	$22,491	628,779,048	$—	$3,355,035	$—	$(4,271)	$(1,147,869)	$211,462	$2,414,357

Issuance of the Company’s common shares	—	1,387,481	—	20,000	—	—	—	—	20,000
Exercise of subsidiary stock options	—	—	—	417	—	—	—	308	725
Transfer (from) to noncontrolling interest	—	—	—	(73)	—	—	—	73	—
Share-based compensation	—	—	—	8,239	—	—	—	9,085	17,324
Foreign currency translation adjustment	—	—	—	—	—	(5,806)	—	265	(5,541)
Net loss	—	—	—	—	—	—	(261,029)	(14,568)	(275,597)

Balance at December 31, 2020	$22,491	630,166,529	$—	$3,383,618	$—	$(10,077)	$(1,408,898)	$206,625	$2,171,268

(1)	Retroactively restated for the stock subdivision as described in Note 3.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(632,803)	$(337,072)
Adjustments to reconcile net loss to net cash used in operating activities:
Acquired in-process research and development	78,223	65,175
Share-based compensation	487,797	45,516
Change in fair value of investments	14,382	(107,210)
Gain on sale of investment	(443,754)	—
Change in fair value of debt and liability instruments	40,747	31,577
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	(115,364)
Gain on termination of Sumitomo Options	(61,472)	—
Loss from equity method investment	—	3,750
Other	8,469	2,398
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts payable	3,693	(2,702)
Accrued expenses	35,576	(1,004)
Deferred consideration liability	(50,000)	—
Operating lease liabilities	(6,171)	(3,806)
Other	(4,947)	(27,329)

Net cash used in operating activities	(530,260)	(446,071)

Cash flows from investing activities:
Cash disposed upon deconsolidation of subsidiary	—	(19,085)
Cash acquired upon consolidation of unconsolidated entity	—	21,439
Investments in unconsolidated entities	—	(28,250)
Proceeds from sale of investment	320,170	—
Purchase of property and equipment	(11,173)	(1,716)

Net cash provided by (used in) investing activities	308,997	(27,612)

Cash flows from financing activities:
Proceeds from Business Combination and PIPE Financing	213,424	—
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	—	356,756
Proceeds from payment of subscription receivable	100,000	—
Proceeds from subsidiary debt financings, net of financing costs paid	36,400	—
Repayment of long-term debt by subsidiary	(21,590)	—
Payment of offering and loan origination costs	(20,265)	—
Repurchase of equity awards	(2,247)	(113)
Proceeds from exercise of subsidiary stock options	—	907

Net cash provided by financing activities	305,722	357,550

Net change in cash, cash equivalents and restricted cash	84,459	(116,133)
Cash, cash equivalents and restricted cash at beginning of period	2,141,676	2,269,252

Cash, cash equivalents and restricted cash at end of period	$2,226,135	$2,153,119

Non-cash investing and financing activities:
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$4,806	$1,549
Offering costs included in accounts payable and accrued expenses	$31	$—
Other	$—	$(4,351)
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
On September 30, 2021, RSL completed its business combination with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, and began trading on Nasdaq under the ticker symbol “ROIV.” Refer to Note 3, “Business Combination with MAAC” for additional details.
(B) Liquidity
The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2021, the Company had cash and cash equivalents of approximately $2.2 billion and its accumulated deficit was approximately $2.5 billion. For the nine months ended December 31, 2021 and 2020, the Company incurred net losses of $632.8 million and $337.1 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. The Company has not generated any revenues to date from the sale of its product candidates and does not anticipate generating any revenues from the sale of its product candidates unless and until it successfully completes development and obtains regulatory approval to market its product candidates. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and recognizes the need to raise additional capital to fully implement its business plan.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and follow the requirements of the United States Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, these unaudited condensed consolidated financial statements do not include all of the information and disclosures required by U.S. GAAP for complete financial statements as certain footnotes or other financial information that are normally required by U.S. GAAP can be condensed or omitted. The unaudited condensed consolidated financial statements have been prepared on the same basis as the audited consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2021. The unaudited condensed consolidated balance sheet at March 31, 2021 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the three and nine months ended December 31, 2021 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2022, for any other interim period, or for any other future year.

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
There have been no significant changes in the Company’s accounting policies from those disclosed in the Company’s audited consolidated financial statements for the fiscal year ended March 31, 2021.
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
Additionally, the Company assessed the impact that the
COVID-19
pandemic has had on its operations and financial results as of December 31, 2021 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact
COVID-19
may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.
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
Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	December 31, 2021	March 31, 2021
Cash and cash equivalents	$2,214,283	$2,055,044
Restricted cash	11,852	86,632

Cash, cash equivalents and restricted cash	$2,226,135	$2,141,676

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
(G) Investments
Investments in equity securities may be accounted for using (i) the fair value option, if elected, (ii) fair value through earnings if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.
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
The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Sio Gene Therapies Inc. (“Sio”); shares of common stock of Heracles Parent, L.L.C., the parent entity of the Datavant business, (as defined and discussed in Note 4, “Investments”); liability instruments issued, including warrant and earn-out
shares liabilities issued in connection with the Company’s business combination with MAAC (see Note 3, “Business Combination with MAAC”); the deferred consideration liability; its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.
The shares of Arbutus and Sio common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. In October 2021, shares of Arbutus’ Series A participating convertible preferred shares (“Arbutus Preferred Shares”) held by the Company were converted into shares of common stock of Arbutus pursuant to mandatory conversion provisions. Prior to conversion, the Arbutus Preferred Shares held by the Company were classified as Level 2 as the fair value of such preferred shares was determined based upon the quoted market price of Arbutus common stock into which such preferred shares were convertible. The shares of common stock of Datavant (as defined and discussed in Note 4, “Investments”) and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 3, “Business Combination with MAAC”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash, accounts payable, and the deferred consideration liability are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. The deferred consideration liability was based on a fixed monetary amount, and payment was based solely on the passage of time. The deferred consideration liability was settled in November 2021 by payment of $50.0 million in cash as well as the issuance of 6,348,057 of the Company’s common shares. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

(J) Warrant Liabilities
The Company classifies the Roivant Warrants (as defined in Note 3, “Business Combination with MAAC”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the condensed consolidated statements of operations. The Company will continue to adjust the carrying value of the liability associated with the Roivant Warrants for changes in the fair value until the earlier of a) the exercise or expiration of the Roivant Warrants or b) the redemption of the Roivant Warrants. Issuance costs incurred that were attributable to the Roivant Warrants were expensed as incurred.
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
Note 3—Business Combination with MAAC
On September 30, 2021 (the “Closing Date”), in accordance with the Business Combination Agreement, as amended (the “Business Combination Agreement”), RSL completed its previously announced business combination (the “Business Combination”) with MAAC, through the merger of RSL’s wholly owned subsidiary, Rhine Merger Sub, Inc., with MAAC (the “Merger”), with MAAC surviving the Merger as a wholly owned subsidiary of RSL. As MAAC does not represent a business for accounting purposes and its primary asset represents cash and cash equivalents, the Business Combination was treated as an equity contribution in exchange for the issuance of RSL shares. The net assets of MAAC were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of RSL.
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
In accordance with the terms of the Business Combination Agreement, at the Effective Time:

a.
each share of MAAC Class A common stock (the “MAAC Class A Shares”) and each share of MAAC Class B common stock (the “MAAC Class B Shares”) that were outstanding immediately before the Effective Time (other than treasury shares and any shares held by Patient Square Capital LLC (the “MAAC Sponsor”), any affiliate of the MAAC Sponsor or any of MAAC’s independent directors (the “MAAC Independent Directors”) or its transferee) were automatically canceled and extinguished and converted into one common share of RSL (the “Roivant Common Share”),

b.
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
each warrant to purchase MAAC Class A Shares that was outstanding immediately before the Effective Time was converted automatically into a right to acquire a Roivant Common Share (a “Roivant Warrant”) at an exercise price of $11.50 per share, subject to certain adjustments.

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

b.
1,016,796 Roivant Common Shares issued to the MAAC Sponsor and 5,000 Roivant Common Shares issued to each MAAC Independent Director (collectively, the “10%
Earn-Out Shares” and, together with the
 20%
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
The Vesting Period represents the period commencing on November 9, 2021, the date on which the registration statement on Form
S-1
required to be filed by the Company in connection with the PIPE Financing was declared effective, and ending no later than the fifth anniversary of the Closing (the “Vesting Period”). The Vesting Period will, if a definitive purchase agreement with respect to a Sale (as defined in the Sponsor Support Agreement) is entered into on or prior to the end of such period, be extended to the earlier of one day after the consummation of such Sale and the termination of such definitive transaction agreement, and if a Sale occurs during such Vesting Period, then all of the
Earn-Out
Shares unvested as of such time will automatically vest immediately prior to the consummation of such Sale. If any
Earn-Out
Shares have not vested on or prior to the end of such Vesting Period, then such
Earn-Out
Shares will be forfeited.
The
Earn-Out
Shares require liability classification requirements and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The
Earn-Out
Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations.
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
The Roivant Warrants require liability classification requirements and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations.
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
Note 4—Investments
Investment in Arbutus
RSL owns 38,847,462 shares of common stock of Arbutus, following the mandatory conversion of 1,164,000 Arbutus Preferred Shares held by RSL into 22,833,922 shares of Arbutus common stock in October 2021 in accordance with the terms of the subscription agreement entered into by RSL and Arbutus in October 2017. The Company accounts for its investment in Arbutus as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At December 31, 2021, RSL held approximately 27% of issued and outstanding shares of Arbutus.
At December 31, 2021 and March 31, 2021, the aggregate fair value of the RSL investment in Arbutus was $151.1 million and $129.4 million, respectively. During the three and nine months ended December 31, 2021, the Company recognized an unrealized loss of $15.6 million and unrealized gain of $21.7 million, respectively, on its investments in Arbutus in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2020, the Company recognized unrealized gains on its investments in Arbutus of $16.3 million and $98.7 million, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on December 31, 2021 and March 31, 2021 of $3.89 and $3.33, respectively.
Investment in Sio
Following the completion of Sio’s underwritten public offering in February 2020, RSL’s ownership interest fell below 50.0%. As such, the Company no longer has a controlling financial interest in Sio. Accordingly, the Company deconsolidated Sio in February 2020. Due to the Company’s significant influence over operating and financial policies, Sio remains a related party of the Company following deconsolidation. As the Company still has the ability to exercise significant influence over the operating and financial policies of Sio, the Company has determined that its retained interest represents an equity method investment after the date of deconsolidation. Upon deconsolidation, the retained interest was recorded at fair market value based on the closing price of Sio’s common stock. The fair value option was elected to continuously remeasure the investment to fair value each reporting period after the initial measurement. At December 31, 2021, RSL held approximately 25% of Sio’s issued and outstanding common shares.
At December 31, 2021 and March 31, 2021, the fair value of the Company’s investment in Sio was $24.0 million and $48.5 million, respectively. During the three and nine months ended December 31, 2021, the Company recognized unrealized losses on its investment in Sio of $16.3 million and $24.5 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2020, the Company recognized an unrealized loss of $34.2 million and an unrealized gain of $6.3 million, respectively, on its investment in Sio in the accompanying condensed consolidated statements of operations. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on December 31, 2021 and March 31, 2021 of $1.29 and $2.61, respectively.

Investment in Datavant
In April 2020, Datavant Holdings, Inc. (“Datavant”) completed an initial round of a Series B equity raise by which 13,411,311 Series B preferred shares were issued in April 2020 for gross proceeds of $27.2 million, including 1,065,234 Series B preferred shares issued and sold to RSL for a total purchase price of $2.5 million and 1,800,253 Series B shares issued relating to the conversion of certain liability instruments. As a result of this transaction, along with a restructuring of Datavant’s equity classes, RSL no longer controls Datavant. As such, the Company deconsolidated Datavant as of April 2020. Due to the Company’s significant influence over operating and financial policies, Datavant remains a related party of the Company following deconsolidation. Upon deconsolidation, the Company recorded its investment in Datavant based on the fair value of Datavant preferred shares held of $99.0 million. Prior to the Datavant Merger (defined below), the Company accounted for its investment in Datavant using the measurement alternative to fair value. Under the measurement alternative, the investment is remeasured upon observable price changes in orderly transactions or upon impairment, if any. The Company recognized a gain on deconsolidation of $86.5 million in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2020. In July 2020, Datavant issued and sold 639,140 Series B preferred shares to RSL at a price consistent with that of the initial round of Datavant’s Series B equity raise, which resulted in an increase in the carrying value of the Company’s investment to $100.6 million.
In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake representing approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. As a result of the transaction, the Company recognized a gain on remeasurement of $443.8 million in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2021.
Following the completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of December 31, 2021 and July 27, 2021, the fair value of the Company’s investment was $215.7 million and $224.1 million, respectively, with the Company recognizing unrealized losses on its investment of $4.3 million and $8.4 million, respectively, for the three and nine months ended December 31, 2021. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.
Other Investment
The Company holds an additional equity investment that is measured using the fair value option. The fair value of this investment was $7.9 million and $11.1 million as of December 31, 2021 and March 31, 2021, respectively.
Note 5—Asset Acquisitions and License Agreements
Priovant
In September 2021, Priovant, Inc. (“Priovant”)
in-licensed
certain intellectual property rights. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $82.1 million, consisting of $70.0 million of preferred stock representing a dilution-protected minority ownership interest in Priovant; a $10.0 million upfront cash payment; and $2.1 million relating to other obligations. The acquired rights, which included the licensed rights, starting materials and in-process
inventory for each drug candidate, represent
in-process
research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $82.1 million as research and development expense in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2021.
Additionally, Priovant agreed to pay a future sales-based milestone payment and tiered royalties based on sales in the US and certain specified territories.
Hemavant
In November 2021, Pharmavant 7 GmbH (“Hemavant”), a wholly owned subsidiary of the Company, entered into a license agreement with Eisai Co., Ltd. (“Eisai”) (the “Eisai License Agreement”). Pursuant to the Eisai License Agreement, Eisai granted Hemavant (i) an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents and know-how
and (ii) a
non-exclusive,
worldwide, sublicensable, royalty-bearing license under certain additional patents, know-how
and inventions, in each case, to develop, manufacture and commercialize the compound known as
RVT-2001
and products incorporating
RVT-2001
for all human and animal uses. In exchange for the rights, the
Company made an upfront payment to Eisai consisting of
 $8.0
 million in cash and the issuance of
$
7.0
million in shares of the Company’s common stock at an agreed price of
 $8.00
per share. Hemavant may also be
obligated to pay up to a maximum of $65.0 million in development and regulatory milestone payments (with respect the product for the first indication) and up to a maximum of $18.0 million in payments (with respect to the product for each additional indication) and up to a maximum of $295.0 million in commercial milestone payments. Hemavant may also be obligated to pay a tiered high single-digit to sub-teens
royalty, subject to certain customary reductions, on net sales of licensed products.
The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The acquired rights, which include the licensed rights and in-process inventory of the drug candidate, represent in-process research and development assets that were determined to have no alternative future use. The fair value of the 874,957 shares of the Company’s common stock issued to Eisai based on the closing price as of the effective date of the Eisai License Agreement was $6.1 million. Accordingly, the Company recorded
 $14.1 million as research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2021.

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
RSL’s ownership interest in Sumitovant was then transferred to Sumitomo, such that following the Sumitomo Closing Date, Sumitovant and its subsidiaries, including the Sumitovant Vants, were each directly or indirectly owned by Sumitomo. Additionally, in connection with the Sumitomo Transaction Agreement, RSL (i) granted Sumitomo options to purchase all, or in the case of Dermavant, 75%, of RSL’s ownership interests in six other subsidiaries (Dermavant, Genevant Sciences Ltd. (“Genevant”), Lysovant Sciences Ltd., Metavant Sciences Ltd., Roivant Asia Cell Therapy Holdings Ltd., and Sinovant Sciences HK Limited (collectively, the “Option Vants”)), (ii) (a) transferred the proprietary technology platform DrugOme to Sumitomo (for which RSL retains a perpetual royalty free license for internal use) and (b) licensed the Digital Innovation technology platform to Sumitomo (for which both parties retain ongoing access), and (iii) transferred 78,867,360 common shares of RSL to Sumitomo. On the Sumitomo Closing Date, the Company received approximately $2.9 billion in cash. Additionally, $75.0 million was deposited into a segregated escrow account for the purpose of fulfilling indemnification obligations of RSL that may become due to Sumitomo. The full escrow amount of $75.0 million was disbursed to the Company in June 2021. In connection with the Sumitomo Transaction, RSL’s board of directors approved an exchange and offer to repurchase RSL equity securities for up to $1.0 billion of the proceeds received from Sumitomo.
Concurrently with the Sumitomo Transaction Agreement, (i) RSL, Sumitomo and Sumitovant entered into a transition services agreement, whereby each of the parties thereto agreed to provide certain services to one another at cost for a period of time following the Sumitomo Closing Date and (ii) RSL and Sumitomo entered into a strategic cooperation agreement relating to certain ongoing technology-related collaborations between the parties. Pursuant to the terms of the transition services agreement and strategic cooperation agreement, RSL billed Sumitovant $0.2 million and $0.8 million, net of amounts billed by Sumitovant to RSL, during the three and nine months ended December 31, 2021, respectively. During the three and nine months ended December 31, 2020, RSL billed Sumitovant $0.3 million and $1.1 million, net of amounts billed by Sumitovant to RSL, respectively, for costs incurred on behalf of Sumitovant, which were recorded as an offsets to the general and administrative expenses initially charged. The period for certain services provided under the Transition Services Agreement expired in December 2020.
In conjunction with the Sumitomo Transaction, certain employees of the Company became employees of Sumitovant or its subsidiaries. The Company issued certain instruments to these employees that vest based on the achievement of time-based, performance or liquidity event requirements. As of December 31, 2021 and 2020, there were 5,134,088 and 5,470,387 outstanding instruments, respectively, held by Sumitovant employees for which aggregate fair value was recorded against the gain on sale of business.
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
in Greater China and South Korea; (iii) Sumitomo agreed to pay the Company $5.0 million in cash; and (iv) Sumitomo entered into an agreement with the Company to pursue future collaborations with Genevant. The Company received the cash payment, net of certain withholding taxes, in August 2021. The Company recorded a gain on the termination of the Sumitomo Options of $66.5 million, consisting of the fair value of the Sumitomo Options on the date of termination and the expected cash payment, in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2021.

Note 7—Certain Balance Sheet Components
(A) Other Current Assets
Other current assets at December 31, 2021 and March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Prepaid expenses	$50,952	$39,544
Trade and other receivables, net	8,921	11,222
Income tax receivable	2,627	1,803
Other	7,834	1,681

Total other current assets	$70,334	$54,250

(B) Accrued Expenses
Accrued expenses at December 31, 2021 and March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Research and development expenses	$67,796	$20,755
Compensation-related expenses	31,115	38,552
Professional services expenses	5,411	10,267
Other general and administrative expenses	8,357	7,362

Total accrued expenses	$112,679	$76,936

(C) Other Current Liabilities
Other current liabilities at December 31, 2021 and March 31, 2021 consisted of the following (in thousands):

	December 31, 2021	March 31, 2021
Deferred revenue	$4,972	$5,918
Income tax payable	813	207
Other	6,650	3,037

Total other current liabilities	$12,435	$9,162

Note 8—Long-Term Debt and Loan Commitment
(A) Long-Term Debt
Long-term debt, net consists of the following (in thousands):

	December 31, 2021	March 31, 2021
Principal amount	$211,900	$170,100
Exit fee / end of term charge	5,000	1,390
Less: unamortized debt discount and issuance costs	(12,858)	(1,210)

Total debt, net	204,042	170,280
Less: current portion	—	—

Total long-term debt, net	$204,042	$170,280

Dermavant
In May 2019, Dermavant entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules Capital, Inc. (“Hercules”), pursuant to which Dermavant borrowed an aggregate of $20.0 million, which bore interest at a variable per annum rate at the greater of (i) 9.95% or (ii) the prime rate plus 4.45%. Dermavant was also obligated to pay an end of term charge of $1.4 million. Following the achievement of certain milestones, the term loan maturity was extended to June 1, 2023 with interest-only monthly payments through December 2021. All amounts outstanding under the Hercules Loan Agreement were repaid in May 2021 using the proceeds from a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of December 31, 2021. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.
In connection with Dermavant’s acquisition of tapinarof from GlaxoSmithKline Intellectual Property Development Ltd. and Glaxo Group Limited (collectively “GSK”) pursuant to an asset purchase agreement (the “GSK Agreement”), Dermavant and NovaQuest
Co-Investment
Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018 in exchange for an obligation to make certain variable future payments calculated as a function of the achievement of regulatory and commercial milestones or events of termination. The aggregate maximum amount of regulatory milestone payments that Dermavant could be required to make under the NovaQuest Agreement is $440.6 million, and the maximum aggregate amount of commercial milestone payments is $141.0 million. In some circumstances, Dermavant may be able to offset certain of the regulatory milestone payments with up to $88.1 million of the commercial milestone payments. At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of December 31, 2021 and March 31, 2021, the fair value of the debt was $171.9 million and $150.1 million, respectively. Refer to Note 13, “Fair Value Measurements” for additional details regarding the fair value measurement.
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
Note 10—Share-Based Compensation
(A) Share-Based Compensation Expense
Share-based compensation expense during the three and nine months ended December 31, 2021 and 2020 was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Share-based compensation expense recognized as:
Research and development expenses	$17,669	$3,754	$47,441	$6,760
General and administrative expenses	53,547	13,570	440,356	38,756

Total	$71,216	$17,324	$487,797	$45,516

The achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination resulted in the recognition of a one-time
catch-up
expense of $372.9 million in September 2021 relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. This one-time
catch-up
expense is reflected in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2021.
(B) RSL Equity Incentive Plans
RSL has three equity incentives plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”), and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (the “2015R Plan”) (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. As of December 31, 2021, there were approximately 60,709,875 common shares available for future grants under the RSL 2021 EIP.
(C) Stock Options and Performance Stock Options
Activity for stock options and performance options under the RSL Equity Plans for the nine months ended December 31, 2021 is as follows:

Number of Options
Options outstanding at March 31, 2021	69,687,308
Granted	11,999,734
Forfeited	(932,868)

Options outstanding at December 31, 2021	80,754,174

(D) Restricted Stock Units and Performance Stock Units
Activity for restricted stock units and performance stock units under the RSL Equity Plans for the nine months ended December 31, 2021 is as follows:

Number of Shares
Non-vested balance at March 31, 2021	7,294,028
Granted	19,757,518
Vested	(3,448,650)
Forfeited	(1,015,215)

Non-vested balance at December 31, 2021	22,587,681

Restricted stock units that have vested as of closing of the Business Combination and at any time prior to the expiration of the lockup are expected to be settled on the first business day immediately following expiration of the lock-up
period (but in no event later than June 15, 2022). The
lock-up
is expected to expire on or about March 30, 2022.
(E) Capped Value Appreciation Rights
March 2020 CVAR Grants
In March 2020, the Company granted capped value appreciation rights (“CVARs”) that will pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. As of December 31, 2021, there are 16,223,818 non-vested
CVARs and 16,223,808 vested CVARs relating to the March 2020 grants. CVARs that have vested as of closing of the Business Combination and at any time prior to the expiration of the lockup are expected to be settled on the first business day immediately following expiration of the lock-up
period (but in no event later than June 15, 2022). The
lock-up
is expected to expire on or about March 30, 2022.
November 2021 CVAR Grants
In November 2021, the Company made
one-time
grants of 6,317,350 CVARs in the aggregate under the RSL 2021 EIP to eligible participants. The CVARs will vest based on the satisfaction of service-based and performance-based vesting requirements. The performance-based vesting requirement was achieved in December 2021. Vested CVARs will be settled in common shares, up to a specified cap price. The grant date fair value of the CVARs granted in November 2021 is $31.3 million, which will be recognized over the requisite service period.
(F) Subsidiary Equity Incentive Plans
Certain wholly owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified
and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $12.9 million and $32.4 million for the three and nine months ended December 31, 2021, respectively, and $9.0 million and $21.4 million for the three and nine months ended December 31, 2020, respectively, related to subsidiary EIPs.
Note 11—Income Taxes
The Company’s effective tax rate for the three and nine months ended December 31, 2021 was (0.01)% and (0.1)%, respectively, and the effective tax rate for three and nine months ended December 31, 2020 was 0.1% and (0.5)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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

(C) Intellectual Property Agreements
As of December 31, 2021, the Company did not have any ongoing material financial commitments, other than pursuant to various asset acquisition and license agreements.
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
(E) Litigation
As the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), has previously disclosed, in February 2021, a putative securities class action complaint was filed against Immunovant, and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired Immunovant’s securities from October 2, 2019 and February 1, 2021. The complaint alleged that Immunovant and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding both (i) the Company and (ii) Immunovant’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933. Pending court approval of the parties’ stipulation, defendants are not required to respond to this amended complaint. The deadline for lead plaintiff to file the operative amended complaint is March 15, 2022. The Company expects defendants, including the Company, to file a motion to dismiss that amended complaint. The Company intends to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Note 13—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2021 and March 31, 2021, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2021				As of March 31, 2021
	Level 1	Level 2	Level 3	Balance as of December 31, 2021	Level 1	Level 2	Level 3	Balance as of March 31, 2021
Assets:
Money market funds	$1,448,771	$—	$—	$1,448,771	$1,420,597	$—	$—	$1,420,597
Investment in Datavant Class A units	—	—	215,681	215,681	—	—	—	—
Investment in Sio common shares	23,965	—	—	23,965	48,487	—	—	48,487
Investment in Arbutus common shares	151,116	—	—	151,116	53,325	—	—	53,325
Investment in Arbutus convertible preferred shares	—	—	—	—	—	76,037	—	76,037
Other investment	7,981	—	—	7,981	11,129	—	—	11,129

Total assets at fair value	$1,631,833	$—	$215,681	$1,847,514	$1,533,538	$76,037	$—	$1,609,575

Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$171,900	$171,900	$—	$—	$150,100	$150,100
Liability instruments measured at fair value (1)	42,098	—	52,502	94,600	—	—	67,893	67,893

Total liabilities at fair value	$42,098	$—	$224,402	$266,500	$—	$—	$217,993	$217,993

(1)
  At December 31, 2021, Level 1 includes the fair value of the Public Warrants of $42.1 million, and Level 3 includes the fair value of the Earn-Out Shares of
 $23.1 million, Private Placement Warrants of $21.0, and other liability instruments issued of $8.4 million. At March 31, 2021, Level 3 includes the fair value of the Sumitomo Options of $62.4 million and other liability instrument issued of $5.5 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended December 31, 2021.
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

The changes in fair value of the Level 3 assets during the nine months ended December 31, 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of investment in Datavant at recognition date	224,147
Changes in fair value of investment in Datavant, included in net loss	(8,466)

Balance at December 31, 2021	$215,681

There were no Level 3 assets held during the nine months ended December 31, 2020.
The changes in fair value of the Level 3 liabilities during the nine months ended December 31, 2021 and 2020 were as follows (in thousands):

Balance at March 31, 2020	$191,473
Changes in fair value of debt and liability instruments, included in net loss	31,577
Liability instruments disposed due to deconsolidation of subsidiary	(3,325)

Balance at December 31, 2020	$219,725

Balance at March 31, 2021	$217,993
Fair value of liability instrument issued	38,634
Changes in fair value of debt and liability instruments, included in net loss	29,247
Termination of DSP Options	(61,472)

Balance at December 31, 2021	$224,402

Investment in Datavant
The Company elected the fair value option to account for the investment in Datavant. The estimate of fair value for this investment was determined using an option pricing method (“OPM”). The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date. The fair value was calculated using significant unobservable inputs including the following:

Point Estimate Used
Input	As of December 31, 2021
Volatility	100.0%
Risk-free rate	0.41%
Debt issued by Dermavant to NovaQuest
The fair value of the debt instrument as of December 31, 2021 and March 31, 2021 represents the fair value of amounts payable to NovaQuest using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032 and applying discount rates ranging from 10% to 12%. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.
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
Earn-Out
Shares included the following:

Point Estimate Used
Input	As of December 31, 2021
Volatility	80.6%
Risk-free rate	1.22%
As of December 31, 2021, the fair value of the
Earn-Out
Shares was $23.1 million.
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

Point Estimate Used
Input	As of December 31, 2021
Volatility	32.5%
Risk-free rate	1.22%
Term (in years)	4.75
As of December 31, 2021, the fair value of the Private Placement Warrants was $21.0 million. The Private Placement Warrants are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
Note 14—Other (Income) Expense, Net
Other (income) expense, net was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2021	2020	2021	2020
Loss from equity method investment	$—	$—	$—	$3,750
Interest income	(66)	(159)	(199)	(1,359)
Interest expense	1,501	737	5,566	2,136
Other income	(2,464)	(6,366)	(2,838)	(8,230)

Total	$(1,029)	$(5,788)	$2,529	$(3,703)

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
As of December 31, 2021 and 2020, potentially dilutive securities were as follows:

	December 31, 2021	December 31, 2020
Stock options and performance stock options	80,754,174	69,852,354
Restricted stock units and performance stock units (non-vested) (1)	22,587,681	6,458,269
March 2020 CVARs (2)	32,447,626	32,447,626
November 2021 CVARs	6,317,350	—
Restricted common stock (non-vested)	988,540	—
Earn-Out Shares (non-vested)	3,080,387	—
Private Placement Warrants	10,214,365	—
Public Warrants	20,535,896	—
Other instruments issued	5,134,088	5,470,387

(1)	Vested restricted stock units were treated as outstanding common shares for purposes of calculating net loss per common share for the three and nine months ended December 31, 2021.
(2)	Refer to Note 10, “Share-Based Compensation” for details regarding settlement of CVARs. Vested CVARs will be settled on the first business day immediately following expiration of the lock-up period.
Note 16—Subsequent Events
On February 14, 2022, the Company entered into a committed equity facility (the “Facility”) with an affiliate of Cantor Fitzgerald & Co. (“Cantor”). Under the terms of the Facility, Cantor has committed to purchase up to an aggregate of

$
250.0
million in the Company’s common shares from time to time at the request of the Company, subject to certain limitations and the satisfaction of certain conditions. Any sales of the Company’s common shares to Cantor under the Facility will be made at
99
%
of the volume-weighted average price of the Company’s common shares on Nasdaq on a given trading day. In consideration for entry into the Facility, the Company agreed to pay Cantor an upfront commitment fee in the form of
145,986
 common shares.

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
Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology, hematology and oncology, and modalities, including biologics, topicals, gene therapies and bifunctional small molecules. We currently have 16 Vants and, together, we are advancing a deep and diversified pipeline of over 30 drug candidates. We have launched and taken public multiple Vants, resulting in an aggregate ownership stake of approximately $867 million in our publicly traded Vants as of December 31, 2021 (inclusive of the value of certain shares of Myovant Sciences Ltd. as to which Roivant has a return right under certain circumstances). The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.
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

Product Candidate	Indication	Vant	Modality	Phase
Tapinarof	Psoriasis	Dermavant	Topical	Registration
Tapinarof	Atopic Dermatitis	Dermavant	Topical	Phase 3
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3
Batoclimab	Warm Autoimmune Hemolytic Anemia	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 2
Batoclimab	Indication #4	Immunovant	Biologic	Phase 2
Batoclimab	Indication #5	Immunovant	Biologic	Phase 2
ARU-1801	Sickle Cell Disease	Aruvant	Gene Therapy	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2
Cerdulatinib	Vitiligo	Dermavant	Topical	Phase 2
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1
LSVT-1701	Staph Aureus Bacteremia	Lysovant	Biologic	Phase 1
Cerdulatinib	Atopic Dermatitis	Dermavant	Topical	Phase 1
DMVT-504	Hyperhidrosis	Dermavant	Small Molecule	Phase 1
DMVT-503	Acne	Dermavant	Topical	Preclinical
ARU-2801	Hypophosphatasia	Aruvant	Gene Therapy	Preclinical
AFVT-2101	Solid Tumors	Affivant	Biologic	Preclinical
CVT-TCR-01	Oncologic Malignancies	Cytovant	Cell Therapy	Preclinical
Note: All drugs in current pipeline are investigational and subject to health authority approval.

Our small molecule discovery engine powers
 in silico
 drug discovery, and includes the following key components:

•	A quantum mechanics-based molecular dynamics software platform to predict the interactions, energies and conformational behavior of targets and generate novel drug candidates;

•	A supercomputing cluster composed of over 700 graphics processing units;

•	A suite of degrader-specific ML tools;

•	A wet lab fully equipped for synthetic chemistry, crystallography, biophysics, biochemistry and biology.
The following table summarizes our ownership of our subsidiary companies and certain affiliates as of December 31, 2021.

	Roivant Ownership
Vant	Basic 1		Fully Diluted 2
Dermavant	100%		85%
Immunovant	64	% 3	58	% 3
Aruvant	88%		80%
Proteovant	60%		55%
Kinevant	88%		83%
Hemavant	100%		100%
Lysovant	100%		99%
Affivant	100%		99%
Cytovant	72%		69%
Arbutus	27	% 3	25	% 3
Sio Gene Therapies	25	% 3	24	% 3
Genevant	83%		67%
Lokavant	90%		84%
Datavant	*		*
Alyvant	97%		95%

Note:
Excludes early-stage pipeline of protein degraders and inhibitors being developed through our small molecule discovery engine. All drugs in current pipeline are investigational and subject to health authority approval. Ownership figures as of December 31, 2021. Roivant ownership in Cytovant includes both direct and indirect ownership.

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

Vant	Catalyst	Expected Timing
Dermavant	FDA approval decision on tapinarof for psoriasis	2Q 2022
	Topline data from tapinarof Phase 3 trials in atopic dermatitis	1H 2023
Immunovant	Batoclimab pivotal trial initiation in MG	1H 2022
	Initiate three pivotal programs, including MG	2022
	Progress TED, WAIHA, and two new indications to be announced	2022
Aruvant	New patient and follow-up data from Phase 1/2 trial in sickle cell disease	2022
	ARU-1801 Phase 3 initiation in sickle cell disease	2023
Kinevant	Namilumab Phase 2 initiation in sarcoidosis	1H 2022
Hemavant	Expand ongoing RVT-2001 Phase 1/2 trial in lower-risk MDS	1H 2022
	Initial data from RVT-2001 Phase 1/2 trial in lower-risk MDS	2023
Lysovant	LSVT-1701 MAD initiation in Staph aureus Bacteremia	1H 2022
Proteovant	Phase 1 initiation for first degrader candidate	2022
Roivant / Proteovant	Multiple additional degrader candidates entering IND-enabling studies each year	Starting 2022
Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.
Recent Developments

•
Hemavant:
Roivant has launched a new Vant, Hemavant, which entered into a licensing agreement with Eisai Co., Ltd. for exclusive global rights to the investigational agent RVT-2001, a potential first-in-class small molecule SF3B1 modulator. RVT-2001 has achieved a red blood cell transfusion independence rate of over 30% in 19 patients with lower-risk, transfusion-dependent MDS, 15 of whom had documented prior treatment with lenalidomide and/or hypomethylating agents. Hemavant plans to develop RVT-2001 as an oral therapy for transfusion-dependent anemia in patients with lower-risk MDS, with a robust open-label expansion of the ongoing Phase 1/2 clinical trial for RVT-2001 in the first half of calendar year 2022.

•
Genevant:
 The Federal Circuit Court of Appeals rejected Moderna’s appeal of the prior Patent Trial and Appeal Board decision holding all claims of U.S. Patent 8,058,069 patentable. The court also dismissed Moderna’s appeal challenging a similar finding of patentability of certain claims of U.S. Patent 9,364,435 for lack of standing. Together, the decisions confirm the strength of Genevant’s nucleic acid delivery-related patent portfolio.

•
Dermavant:
Dermavant’s NDA submission for tapinarof remains on track, with no expectation of an FDA advisory committee and an assigned PDUFA date in Q2 2022. Dermavant continues to build out its organization, with key commercial leadership in place, and manufacturing remains on track for launch upon FDA approval. In December 2021, results from the PSOARING 1 and PSOARING 2 pivotal trials of tapinarof in plaque psoriasis were published in The New England Journal of Medicine. In January 2022, Dermavant presented patient satisfaction data demonstrating consistently high rates of satisfaction and positive perception of treatment with tapinarof, with 81.1% preferring tapinarof to topical drugs used in the past and 67.8% preferring tapinarof to systemic drugs used in the past.

•
Aruvant:
Punam Malik, M.D., Director of the Cincinnati Comprehensive Sickle Cell Center and Program Leader of the Hematology and Gene Therapy Program at the Cincinnati Children’s Hospital Medical Center, presented data highlighting the clinically meaningful reduction in vaso-occlusive events for participants in the ongoing ARU-1801 Phase 1/2 trial and the unique attributes that contribute to the potency of ARU-1801 at the American Society of Hematology (ASH) Annual Meeting on December 13, 2021.

•
Immunovant:
In December 2021, Immunovant announced it had achieved alignment with the FDA Division of Neurology 1 to move forward in myasthenia gravis. The Phase 3 trial will include an induction (primary efficacy) period during which Immunovant plans to study doses of 680mg and 340mg of batoclimab delivered weekly by subcutaneous injection, followed by alternative dosing regimens (including potential lower maintenance and higher rescue doses) in subsequent study periods. The trial is designed to address unmet patient needs by leveraging batoclimab’s broad therapeutic window and simple subcutaneous delivery device to provide a differentiated treatment option.

•	Kinevant: In December 2021, the FDA cleared the IND submitted by Kinevant for a Phase 2 trial evaluating namilumab for the treatment of sarcoidosis.

•
Lysovant:
In January 2022, the FDA cleared the IND submitted by Lysovant for a multiple ascending dose study of LSVT-1701 in patients with complicated
Staph aureus
 bacteremia including infective endocarditis.

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
Change in fair value of investments
Change in fair value of investments includes the unrealized loss (gain) on equity investments in publicly-traded companies, including Sio Gene Therapies Inc. (“Sio”) and Arbutus Biopharma Corporation (“Arbutus”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business, (“Datavant”) following Datavant’s merger with a wholly-owned subsidiary of Heracles Parent, L.L.C., the parent company of CIOX Health, (the “Datavant Merger”) in July 2021 at which point our minority equity interest in Datavant became subject to the equity method of accounting. We have elected the fair value option to account for these investments.
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
in Greater China and South Korea; (iii) Sumitomo agreed to pay us $5.0 million in cash; and (iv) Sumitomo entered into an agreement with us to pursue future collaborations with Genevant Sciences Ltd. (“Genevant”). We received the cash payment, net of certain withholding taxes, in August 2021.
Other (income) expense, net
Other (income) expense, net consists of losses from our equity method investment, interest income on our cash and cash equivalents, interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, and other miscellaneous income.

Income tax expense (benefit)
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
Results of Operations
Comparison of the three and nine months ended December 31, 2021 and 2020
The following table sets forth our results of operations for the three months ended December 31, 2021 and 2020:

	Three Months Ended December 31,
	2021	2020	Change

	(in thousands)
Revenue, net	$24,341	$5,750	$18,591
Operating expenses:
Cost of revenues	1,384	684	700
Research and development	153,450	202,261	(48,811)
General and administrative	115,530	61,875	53,655

Total operating expenses	270,364	264,820	5,544

Loss from operations	(246,023)	(259,070)	13,047

Change in fair value of investments	38,036	18,235	19,801
Change in fair value of debt and liability instruments	23,017	4,304	18,713
Other income, net	(1,029)	(5,788)	4,759

Loss before income taxes	(306,047)	(275,821)	(30,226)
Income tax expense (benefit)	38	(224)	262

Net loss	(306,085)	(275,597)	(30,488)

Net loss attributable to noncontrolling interests	(21,549)	(14,568)	(6,981)

Net loss attributable to Roivant Sciences Ltd.	$(284,536)	$(261,029)	$(23,507)

The following table sets forth our results of operations for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020	Change

	(in thousands)
Revenue, net	$46,063	$8,649	$37,414
Operating expenses:
Cost of revenues	8,507	1,579	6,928
Research and development	486,335	358,404	127,931
General and administrative	636,060	178,730	457,330

Total operating expenses	1,130,902	538,713	592,189

Loss from operations	(1,084,839)	(530,064)	(554,775)

Change in fair value of investments	14,382	(107,210)	121,592
Gain on sale of investment	(443,754)	—	(443,754)
Change in fair value of debt and liability instruments	40,747	31,577	9,170
Gain on termination of Sumitomo Options	(66,472)	—	(66,472)
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	—	(115,364)	115,364
Other expense (income), net	2,529	(3,703)	6,232

Loss before income taxes	(632,271)	(335,364)	(296,907)
Income tax expense	532	1,708	(1,176)

Net loss	(632,803)	(337,072)	(295,731)

Net loss attributable to noncontrolling interests	(57,603)	(37,402)	(20,201)

Net loss attributable to Roivant Sciences Ltd.	$(575,200)	$(299,670)	$(275,530)

Variance analysis for three and nine months ended December 31, 2021 and 2020
Revenue, net

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Revenue, net	$24,341	$5,750	$18,591	$46,063	$8,649	$37,414
Revenue, net increased by $18.6 million to $24.3 million for the three months ended December 31, 2021 compared to $5.8 million for the three months ended December 31, 2020, primarily related to the recognition of milestone income as well as payment for the license of technology. Revenue generated was not significant in either period presented.
Revenue, net increased by $37.4 million to $46.1 million for the nine months ended December 31, 2021 compared to $8.6 million for the nine months ended December 31, 2020, primarily related to payments received in connection with license agreements and the license of technology. Additionally, we recognized revenue relating to the sales of clinical product as well as milestone income at Dermavant. Revenue generated was not significant in either period presented.
Cost of revenues

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Cost of revenues	$1,384	$684	$700	$8,507	$1,579	$6,928
Cost of revenues increased by $0.7 million to $1.4 million for the three months ended December 31, 2021 compared to $0.7 million for the three months ended December 31, 2020. Cost of revenues was not significant in either period presented.
Cost of revenues increased by $6.9 million to $8.5 million for the nine months ended December 31, 2021 compared to $1.6 million for the nine months ended December 31, 2020, primarily due to cost associated with the sales of clinical product. Cost of revenues was not significant in either period presented.

Research and development expenses
For the three months ended December 31, 2021 and 2020
,
our research and development expenses consisted of the following:

	Three Months Ended December 31,
	2021	2020	Change

	(in thousands)
Program-specific costs:
Tapinarof	$14,242	$7,697	$6,545
Batoclimab	20,191	15,325	4,866
ARU-1801	7,407	4,153	3,254
Gimsilumab	181	4,418	(4,237)
Other program-specific costs	45,684	7,303	38,381

Total program-specific costs	87,705	38,896	48,809

Consideration for the purchase of IPR&D through asset acquisitions and license agreements	14,105	146,452	(132,347)
Unallocated internal costs:
Share-based compensation	17,669	3,754	13,915
Personnel-related expenses	27,050	10,955	16,095
Other expenses	6,921	2,204	4,717

Total research and development expenses	$153,450	$202,261	$(48,811)

For the nine months ended December 31, 2021 and 2020
,
our research and development expenses consisted of the following:

	Nine Months Ended December 31,
	2021	2020	Change

	(in thousands)
Program-specific costs:
Tapinarof	$91,655	$25,016	$66,639
Batoclimab	47,358	38,183	9,175
ARU-1801	17,158	15,693	1,465
Gimsilumab	3,634	23,921	(20,287)
Other program-specific costs	88,461	22,114	66,347

Total program-specific costs	248,266	124,927	123,339

Consideration for the purchase of IPR&D through asset acquisitions and license agreements	96,212	191,791	(95,579)
Unallocated internal costs:
Share-based compensation	47,441	6,760	40,681
Personnel-related expenses	72,902	31,108	41,794
Other expenses	21,514	3,818	17,696

Total research and development expenses	$486,335	$358,404	$127,931

Research and development expenses decreased by $48.8 million to $153.5 million for the three months ended December 31, 2021 compared to $202.3 million for the three months ended December 31, 2020, primarily due to a decrease in consideration for the purchase of IPR&D through asset acquisitions and license agreements of $132.3 million, partially offset by increases in program-specific costs of $48.8 million, personnel-related expenses of $16.1 million, and share-based compensation of $13.9 million.
The decrease of $132.3 million in consideration for the purchase of IPR&D was primarily due to multiple asset acquisitions and license agreements entered into during the three months ended December 31, 2020, partially offset by consideration for the purchase of IPR&D of $14.1 million relating to a license agreement with Eisai Co., Ltd. (“Eisai”), which was entered into during the three months ended December 31, 2021.

The increase of $48.8 million in program-specific costs was primarily due to an increase in other program-specific costs of $38.4 million. This increase in other program-specific costs was primarily due to higher preclinical and clinical costs associated with our programs.
The increase of $16.1 million in personnel-related expenses was primarily driven by an increase in headcount to support the progression of our programs and drug discovery.
The increase of $13.9 million in share-based compensation expense was primarily due to the ongoing vesting of certain equity instruments for which the liquidity event vesting condition was met upon the closing of our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company. We did not recognize share-based compensation expense related to these equity instruments during the three months ended December 31, 2020 as the liquidity event requirement had not been met and was not deemed probable of being met.
Research and development expenses increased by $127.9 million to $486.3 million for the nine months ended December 31, 2021 compared to $358.4 million for the nine months ended December 31, 2020, primarily due to increases in program-specific costs of $123.3 million, personnel-related expenses of $41.8 million, and share-based compensation of $40.7 million, partially offset by a decrease in consideration for the purchase of IPR&D through asset acquisitions and license agreements of $95.6 million.
The increase of $123.3 million in program-specific costs was primarily due to an increase of $66.6 million for Dermavant’s tapinarof program, largely resulting from a one-time
milestone expense of $39.3 million due to the achievement of a development milestone and purchases of clinical product as we prepare for potential commercial launch and incur costs associated with our Phase 3 clinical program in atopic dermatitis. Additionally, other program-specific costs increased by $66.3 million, primarily due to higher preclinical and clinical costs associated with our programs. These increases were partially offset by a decrease of $20.3 million for Kinevant’s gimsilumab program primarily as a result of higher costs during the nine months ended December 31, 2020 related to our study in
COVID-19
Associated ARDS.
The decrease of $95.6 million in consideration for the purchase of IPR&D was primarily due to multiple asset acquisitions and license agreements entered into during the nine months ended December 31, 2020, partially offset by consideration for the purchase of IPR&D of $82.1 million relating to an asset acquisition completed by Priovant, Inc. and $14.1 million relating to a license agreement with Eisai, which were entered into during the nine months ended December 31, 2021.
The increase of $40.7 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $22.9 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination and continued recognition of expense over the requisite service periods. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met.
The increase of $41.8 million in personnel-related expenses was primarily driven by an increase in headcount to support the progression of our programs and drug discovery.
General and administrative expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
General and administrative	$115,530	$61,875	$53,655	$636,060	$178,730	$457,330
General and administrative expenses increased by $53.7 million to $115.5 million for the three months ended December 31, 2021 compared to $61.9 million for the three months ended December 31, 2020. The increase was largely due to an increase in share-based compensation expense of $40.0 million, primarily as a result of the ongoing vesting of certain equity instruments for which the liquidity event vesting condition was met upon the closing of the Business Combination. We did not recognize share-based compensation expense related to these equity instruments during the three months ended December 31, 2020 as the liquidity event requirement had not been met and was not deemed probable of being met. Additionally, general and administrative expenses for Dermavant have increased as we prepare for a potential commercial launch.

General and administrative expenses increased by $457.3 million to $636.1 million for the nine months ended December 31, 2021 compared to $178.7 million for the nine months ended December 31, 2020. The increase was largely due to an increase in share-based compensation expense of $401.6 million primarily as a result of the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination, resulting in the recognition of a one-time
catch-up
expense of $350.0 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination and continued recognition of expense over the requisite service periods. Historically, we did not recognize share-based compensation expense related to these equity instruments as the liquidity event requirement had not been met and was not deemed probable of being met. Legal and other professional and consulting fees increased by $18.8 million in part to support our higher operating activities as we prepared to operate as a public company. Additionally, general and administrative expenses for Dermavant have increased as we prepare for a potential commercial launch.
Change in fair value of investments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Change in fair value of investments	$38,036	$18,235	$19,801	$14,382	$(107,210)	$121,592
Change in fair value of investments was an unrealized loss of $38.0 million and $18.2 million for the three months ended December 31, 2021 and 2020, respectively. The change of $19.8 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant.
Change in fair value of investments was an unrealized loss of $14.4 million and an unrealized gain of $107.2 million for the nine months ended December 31, 2021 and 2020, respectively. The change of $121.6 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.
Gain on sale of investment

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on sale of investment	$—	—	$—	$(443,754)	$—	$(443,754)
Gain on sale of investment was $443.8 million for the nine months ended December 31, 2021 due to the Datavant Merger in July 2021 at which point we received approximately $320 million in cash and a minority equity stake in the combined company. See “Components of Results of Operations—Gain on sale of investment” above for additional information.
Change in fair value of debt and liability instruments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$23,017	$4,304	$18,713	$40,747	$31,577	$9,170
Change in fair value of debt and liability instruments was an unrealized loss of $23.0 million and $4.3 million for the three months ended December 31, 2021 and 2020, respectively. Change in fair value of debt and liability instruments for the three months ended December 31, 2021 primarily consisted of an unrealized loss of $17.3 million relating to the warrants issued as part of the Business Combination. Change in fair value of debt and liability instruments for the three months ended December 31, 2020 primarily consisted of an unrealized loss of $27.2 million relating to the NovaQuest Facility, partially offset by an unrealized gain of $23.2 million relating to the Sumitomo Options.
Change in fair value of debt and liability instruments was an unrealized loss of $40.7 million and $31.6 million for the nine months ended December 31, 2021 and 2020, respectively. Change in fair value of debt and liability instruments for the nine months ended December 31, 2021 primarily consisted of an unrealized loss of $21.8 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate, and an unrealized loss of $17.3 million relating to the warrants issued as part of the Business Combination. Change in fair value of debt and liability instruments for the nine months ended December 31, 2020 primarily consisted of an unrealized loss of $57.2 million relating to the NovaQuest Facility, partially offset by an unrealized gain of $27.4 million relating to the Sumitomo Options.

Gain on termination of Sumitomo Options

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on termination of Sumitomo Options	$—	—	$—	$(66,472)	$—	$(66,472)
Gain on termination of Sumitomo Options was $66.5 million for the nine months ended December 31, 2021 due to the completion of transactions contemplated by the Asset Purchase Agreement entered into with Sumitomo and SPC. See “Components of Results of Operations—Gain on termination of Sumitomo Options” above for additional information.
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity

	Three Months Ended December 31,			Nine Months Ended December 31,
	2021	2020	Change	2021	2020	Change

	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity	$—	—	$—	$—	$(115,364)	$115,364
Gain on deconsolidation of subsidiary and consolidation of unconsolidated entity was $115.4 million for the nine months ended December 31, 2020, primarily due to a gain of $86.5 million on the deconsolidation of Datavant in April 2020 and a gain of $28.8 million resulting from the remeasurement of our previously held interest in Genevant upon its consolidation in July 2020.
Liquidity and Capital Resources
Overview
For the nine months ended December 31, 2021 and 2020, we incurred net losses of $632.8 million and $337.1 million, respectively. As of December 31, 2021, we had cash and cash equivalents of approximately $2.2 billion and our accumulated deficit was approximately $2.5 billion. We have not generated any revenues to date from the sale of our product candidates. Our revenue, primarily generated through license agreements as well as from subscription and service-based fees, has not been significant to date. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
In September 2021, we completed our business combination with MAAC, a special purpose acquisition company, as well as concurrent PIPE financing. In connection with the Business Combination and PIPE financing, we received $213.4 million in cash at closing.
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

•	operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2021 and 2020:

	Nine Months Ended December 31,
	2021	2020

	(in thousands)
Net cash used in operating activities	$(530,260)	$(446,071)
Net cash provided by (used in) investing activities	$308,997	$(27,612)
Net cash provided by financing activities	$305,722	$357,550
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash
items and changes in working capital.
For the nine months ended December 31, 2021, cash used in operating activities increased by $84.2 million to $530.3 million compared to the nine months ended December 31, 2020. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of Vant programs and payments made for a one-time
milestone expense and purchases of clinical product as we prepare for a potential commercial launch and incur costs associated with our Phase 3 clinical program in atopic dermatitis at Dermavant. Additionally, in November 2021, we made a $50.0 million cash payment related to the previously-disclosed $100.0 million second tranche of consideration due in connection with the acquisition of Silicon Therapeutics, LLC. The remaining consideration was settled by the issuance of 6,348,057 of our common shares.

Investing Activities
Cash flow from investing activities includes cash used for acquisitions, net of cash acquired; proceeds from investments; dispositions, net of cash disposed; capital expenditures; and purchases of equity securities and other investments.
For the nine months ended December 31, 2021, cash flow from investing activities changed by $336.6 million to net cash provided by investing activities of $309.0 million from net cash used in investing activities of $27.6 million for the nine months ended December 31, 2020. This change in cash flow from investing activities is primarily due to approximately $320 million in cash we received as a result of the Datavant Merger.
Financing Activities
For the nine months ended December 31, 2021, cash provided by financing activities decreased by $51.8 million to $305.7 million compared to the nine months ended December 31, 2020. During the nine months ended December 31, 2021, proceeds were generated by the completion of our Business Combination and PIPE financing in September 2021, payment of the subscription receivable due to Proteovant by SK in July 2021, and the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc. During the nine months ended December 31, 2020, cash provided by financing activities was primarily driven by the issuance of equity at our majority-owned subsidiary Immunovant, Inc.
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
Contractual Obligations and Commitments
During the nine months ended December 31, 2021, there were no material changes outside the ordinary course of business to our contractual obligations and commitments described under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.
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
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. During the nine months ended December 31, 2021, there were no material changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations of Roivant for the year ended March 31, 2021 in our Proxy Statement / Prospectus.

Recently Adopted Accounting Pronouncements
A description of recently issued accounting pronouncements that may potentially impact our financial position and results of operations is disclosed in Note 2, “Summary of Significant Accounting Policies” in our condensed consolidated financial statements included elsewhere in this Quarterly Report.
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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2021, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may become involved in legal or regulatory proceedings arising in the ordinary course of our business. We do not currently, however, expect such legal proceedings to have a material adverse effect on our business, operating results or financial condition. However, depending on the nature and timing of a given dispute, an unfavorable resolution could materially affect our current or future results of operations or cash flows.
For a description of our legal proceedings, refer to “Note 9—Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.
Item 1A. Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks described below, together with the other information contained in this Quarterly Report, including our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us and our majority-controlled subsidiary, Immunovant, Inc. (“Immunovant”), with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows. If any such events were to happen, the trading shares of our Common Shares could decline, and you could lose all or part of your investment.
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
These and other factors arising from the
COVID-19
pandemic, including risks relating to the emergence of new variants of
SARS-CoV-2,
including the Delta and Omicron variants, the efficacy and availability of vaccines and rates of vaccination (including vaccine booster shots), the pandemic worsening in countries that are already afflicted with
COVID-19
or the
COVID-19
pandemic continuing to spread to additional countries or returning to countries where the pandemic has been partially contained, could further adversely impact our ability to conduct clinical trials and our business generally, and could have a material adverse impact on our operations and financial condition and results.
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
Success in
pre-clinical
testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior pre-clinical
testing and clinical trials. In particular, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our clinical trials of batoclimab will be observed in any future clinical trials. Likewise, promising results in interim analyses or other preliminary analyses do not ensure that the clinical trial as a whole will be successful. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results in earlier pre-clinical
studies or clinical trials. These setbacks have been caused by, among other things, pre-clinical
findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. In February 2021, our subsidiary, Immunovant, voluntarily paused dosing in its clinical trials for batoclimab globally due to elevated total cholesterol and LDL levels observed in patients treated with batoclimab, resulting in a delay in Immunovant’s development of batoclimab. Immunovant has initiated discussions with the FDA and achieved alignment with the FDA’s Division of Neurology 1 in December 2021 to move forward in Myasthenia Gravis (“MG”). Immunovant plans to start its Phase 3 study for batoclimab in MG in the first half of calendar year 2022. Immunovant continues to evaluate potential new indications for batoclimab and remains on track to announce two new indications by August 2022. Immunovant expects two of our four indications beyond MG to be initiated as a pivotal trial in the calendar year 2022. Failure to successfully complete clinical trials of batoclimab and to demonstrate the efficacy and safety necessary to obtain regulatory approval to market batoclimab would significantly harm our business.

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
Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates or any future product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture product candidates for our pre-clinical
studies, clinical trials, research and development operations and commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, for an ongoing clinical trial due to the need to replace a third-party manufacturer could considerably delay completion of our clinical trials, product testing and potential regulatory approval of our product candidate. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involves committing substantial financial resources to current or future potential product candidates that may never be approved or achieve commercialization at scale or at all.

In addition, legislative, executive and regulatory proposals are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the United States on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.
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
Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-market studies and post-market submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment registration and drug listing requirements, continued compliance with current cGMP, requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, recordkeeping and GCP requirements for any clinical trials that we conduct post-approval. Even if marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. If a product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labeling, which could limit sales of the product.
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
ARU-1801,
a gene therapy in development by Aruvant for the treatment of sickle cell disease, has received orphan drug designation and rare pediatric disease designation by the FDA, as well as early and proactive development support by the EMA, including the possibility for accelerated assessment and orphan designation by the European Commission. In addition, two gene therapies under development by Sio Gene Therapies,
AXO-AAV-GM1,
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
Regulatory authorities in some jurisdictions, including the United States and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the United States, in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period is seven years in the United States. A similar data exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s pre-clinical
and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

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
If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Upcoming legislative reforms in the EU may result in a reduction of market exclusivity periods for orphan medicinal products, changes to the concept of unmet medical need and/or imposition of additional requirements for grant of such exclusivity.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will after a pause in early 2022 remain in effect through 2030 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through December 31, 2021 due to the
COVID-19
pandemic. Recently enacted legislation will extend the suspension until March 2022, with a 1% cut through the end of June 2022, after which the cuts would return to 2%. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.
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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved, or for other actions to be taken, by relevant government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. Since March 2020, foreign and domestic inspections by the FDA have largely been on hold due to impacts of the
COVID-19
pandemic, with the FDA announcing plans in July 2020 to resume prioritized domestic inspections. In April 2021, the FDA issued guidance describing how it will request and conduct voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical
and clinical research. In November 2021, FDA released an update to its Resiliency Roadmap for FDA Inspectional Oversight, which described the impact of the
COVID-19
pandemic on FDA’s inspectional activities and its plan for returning to a more consistent state of operations, detailing how FDA exceeded its best-case scenario projections for conducting domestic surveillance oversight activities. With respect to pre-approval
inspections, the FDA has been using other tools and approaches where possible, including requesting existing inspection reports from other foreign regulatory partners, requesting information from applicants, and requesting records and other information directly from facilities and other inspected entities. Should the FDA determine that an inspection is necessary for approval of a marketing application and an inspection cannot be completed during the review cycle due to restrictions on travel and there are other identified deficiencies, the FDA has stated that it generally intends to issue a complete response letter. Further, if there is inadequate information to make a determination on the acceptability of a facility without other identified deficiencies, the FDA may defer action on the application until an inspection can be completed. In 2020, several companies announced receipt of complete response letters due to the FDA’s inability to complete required inspections for their applications. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the
COVID-19
pandemic and may experience delays in their regulatory activities. Additionally, as of June 23, 2020, the FDA noted it is continuing to ensure timely reviews of applications for medical products during the
COVID-19
pandemic in line with its user fee performance goals. On July 16, 2020, the FDA noted that it is continuing to expedite oncology product development with its staff teleworking full-time. However, the FDA may not be able to continue its current pace and approval timelines could be extended, including where a pre-approval
inspection or an inspection of clinical sites is required and due to the
COVID-19
pandemic and travel restrictions the FDA is unable to complete such required inspections during the review period. If a prolonged government shutdown or disruption to the operations of the FDA occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business. Similarly, a prolonged government shutdown or disruption to the operations of the USPTO could prevent the timely review of our patent applications, which could delay the issuance of any U.S. patents to which we might otherwise be entitled. Future government shutdowns and similar events could impact our ability to access the public markets and obtain necessary capital in order to properly capitalize and continue our operations.
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

•
Teprotumumab, an insulin-like growth
factor-1
receptor inhibitor, a potential competitor to batoclimab, in development by Immunovant for the treatment of thyroid eye disease and other autoimmune diseases;

•
Efgartigimod, an anti-FcRn antibody fragment, and nipocalimab, an anti-FcRn antibody, both potential competitors to batoclimab, in development by Immunovant for the treatment of myasthenia gravis and other autoimmune diseases; and

•
CTX001, a gene-editing therapy, and LentiGlobin, a gene therapy delivering a modified form of adult hemoglobin, both potential competitors to
ARU-1801,
in development by Aruvant for the treatment of sickle cell disease.

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
In addition, many states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to HIPAA that expressly applies to pharmaceutical companies and companies that provide certain technologies for processing personal health information, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information, with limited exceptions, and requires security measures to protect the information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, the California Consumer Privacy Act of 2018 (the “CCPA”), which went into effect on January 1, 2020, requires covered businesses to provide substantial disclosures to California residents and to honor such residents’ data protection and privacy rights, including the right to opt-out
of sales of personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. The CCPA has been amended several times, including by the California Privacy Rights Act (the “CPRA”), a ballot initiative that passed in November 2020 which, among other things, created a new state agency vested with authority to implement and enforce the CCPA and the CPRA. Effective in most material aspects starting on January 1, 2023, the CPRA expands California residents’ rights to limit uses and disclosures of sensitive personal information and gives California residents’ a right to opt out of the sharing of certain personal information for targeted online advertising. Virginia and Colorado also have enacted CCPA/CPRA-like laws, the Virginia Consumer Data Privacy Act (the “VDCPA”) and the Colorado Privacy Act (“CPA”), to provide their respective residents with similar rights. New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of the CMIA, CCPA, CPRA, VDCPA, CPA and other similar state laws and general consumer protection authorities are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
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
Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA and the U.K., need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. It remains to be seen whether SCCs will remain available and whether additional means for lawful data transfers will become available. Moreover, the competent authorities and courts in a number of EU Member States increasingly scrutinize and question the GDPR compliance of processing of personal data by
US-based
entities or entities with links to
US-based
entities, independently of whether personal data is actually transferred outside the EEA. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.
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
There is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining
EU-wide
marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. It is unclear as to whether the relevant authorities in the EU and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there have been disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if continued, may delay time-sensitive shipments and may negatively impact our product supply chain. Further, under current plans, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is to be based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom.
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
The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We are currently and may in the future be subject to third-party pre-issuance
submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, inter partes
review, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, three U.S. patents (U.S. Patent

Nos. 8,058,069, 9,364,435 and 9,404,127) relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences GmbH, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licenses from Arbutus Biopharma Corp. (“Arbutus”) were the subject of inter partes
review proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”). The PTAB upheld all claims of U.S. Patent No. 8,058,069, invalidated some of the claims of U.S. Patent No. 9,364,435 and invalidated all claims of U.S. Patent No. 9,404,127. The United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) heard oral arguments with respect to U.S. Patent Nos. 8,058,069 and 9,364,435 in October 2021. On December 1, 2021, the Federal Circuit issued decisions in both proceedings. The Federal Circuit affirmed the PTAB’s decision that upheld all claims of U.S. Patent 8,058,069. The Federal Circuit affirmed the PTAB’s decision invalidating certain claims of U.S. Patent 9,364,435 but dismissed Moderna’s appeal with respect to those claims that the PTAB upheld for lack of standing. The Federal Circuit vacated and remanded the PTAB’s decision on U.S. Patent No. 9,494,127. The PTAB’s decision with respect to U.S. Patent No. 9,494,127 had been held in administrative abeyance pending a review following a recent Supreme Court ruling in an unrelated case. The matter is now pending before the Federal Circuit and at the briefing stage. Additionally, one European patent (EU patent no. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licenses from Arbutus is the subject of an opposition proceeding brought by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office Opposition Division. Genevant may commence litigation at any time to enforce its patent rights against infringers.
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
Our Warrants were initially issued by MAAC in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (“CST”), as warrant agent. In connection with the consummation of the Business Combination, American Stock Transfer & Trust Company assumed CST’s responsibilities as warrant agent under the warrant agreement.
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
On November 23, 2021, we issued 6,348,057 Common Shares to Silicon Therapeutics LLC in connection with the Agreement and Plan of Merger, dated as of February 2, 2021, by and among Roivant, Silicon Insite, Inc., Silicon TX China and Silicon Therapeutics LLC, as consideration in connection with the transaction, with an aggregate value of approximately $50.0 million.
On November 24, 2021, we issued 874,957 Common Shares to a pharmaceutical company in connection with a strategic transaction for with an aggregate value of $7.0 million.
We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On February 10, 2022, Patrick Machado, a Class I Director who has served as a member of our Board since 2016, informed us that he does not intend to stand for re-election later this year. We expect that Mr. Machado will conclude his board service on or prior to June 30, 2022. His decision is not the result of any disagreement with the Company. We have a search ongoing for new directors for our Board and will provide an update in due course.
Item 6. Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1#†	Exclusive License Agreement by and between Eisai Co. Ltd. and Pharmavant 7 GmbH, dated as of November 24, 2021				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.
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
Date: February 14, 2022