Form 10-Q
period 2022-06-30
Roivant Sciences Ltd.
filed 2022-08-15
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2022, the registrant had 703,625,412 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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
Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its consolidated subsidiaries, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
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

Forward-Looking Statements
This Quarterly Report on Form
10-Q
contains statements, including matters discussed under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” Part II, Item 1A. “Risk Factors” and in other sections of this report, that are “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, and statements that are not historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,942,215	$2,060,400
Restricted cash	3,953	3,903
Other current assets	93,274	82,220

Total current assets	2,039,442	2,146,523
Property and equipment, net	31,689	25,905
Operating lease right-of-use assets	59,429	61,044
Restricted cash, net of current portion	10,301	9,731
Investments measured at fair value	301,287	325,834
Intangible assets, net	145,430	—
Other assets	12,820	16,092

Total assets	$2,600,398	$2,585,129

Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$161,304	$34,583
Accrued expenses	109,354	127,531
Operating lease liabilities	11,858	11,398
Current portion of long-term debt (includes $27,300 accounted for under the fair value option at June 30, 2022)	33,304	—
Deferred revenue	9,011	10,147
Other current liabilities	4,084	708

Total current liabilities	328,915	184,367
Liability instruments measured at fair value	28,181	44,912
Operating lease liabilities, noncurrent	60,395	62,468

Long-term debt, net of current portion (includes $200,700 and $177,400 accounted for under the fair value option at June 30, 2022 and March 31, 2022, respectively)	383,720	210,025
Deferred revenue, noncurrent	13,146	13,740
Other liabilities	8,159	8,183

Total liabilities	822,516	523,695

Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	22,491	22,491
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 701,171,465 and 694,975,965 shares issued and outstanding at June 30, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	4,474,624	4,421,614
Accumulated deficit	(3,095,533)	(2,763,724)
Accumulated other comprehensive income (loss)	5,020	(946)

Shareholders’ equity attributable to Roivant Sciences Ltd.	1,384,111	1,656,944
Noncontrolling interests	371,280	381,999

Total shareholders’ equity	1,755,391	2,038,943

Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,600,398	$2,585,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2022	2021
Revenue, net	$4,319	$7,735
Operating expenses:
Cost of revenues	1,726	742
Research and development (includes $12,243 and $1,615 of share-based compensation expense for the three months ended June 30, 2022 and 2021, respectively)	135,830	78,515
Acquired in-process research and development	—	111
Selling, general and administrative (includes $60,551 and $17,654 of share-based compensation expense for the three months ended June 30, 2022 and 2021, respectively)	149,072	82,754

Total operating expenses	286,628	162,122

Loss from operations	(282,309)	(154,387)

Change in fair value of investments	24,547	8,619
Change in fair value of debt and liability instruments	41,213	4,585
Gain on termination of Sumitomo Options	—	(66,472)
Other expense (income), net	1,716	(134)

Loss before income taxes	(349,785)	(100,985)
Income tax expense	3,999	93

Net loss	(353,784)	(101,078)
Net loss attributable to noncontrolling interests	(21,975)	(18,895)

Net loss attributable to Roivant Sciences Ltd.	$(331,809)	$(82,183)

Net loss per common share—basic and diluted (1)	$(0.48)	$(0.13)

Weighted average shares outstanding—basic and diluted (1)	695,878,859	649,856,203

(1)	Retroactively restated for the stock subdivision as described in Note 7.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021

Net loss	$(353,784)	$(101,078)
Other comprehensive income (loss):
Foreign currency translation adjustment	5,767	(2,439)

Total other comprehensive income (loss)	5,767	(2,439)

Comprehensive loss	(348,017)	(103,517)
Comprehensive loss attributable to noncontrolling interests	(22,174)	(18,682)

Comprehensive loss attributable to Roivant Sciences Ltd.	$(325,843)	$(84,835)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$—	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Compan y	—	—	—	(251)	—	—	—	251	—

Stock options exercised and equity instruments vested and settled, net of tax withholding	—	4,739,781	—	(8,329)	—	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	—	(331,809)	(21,975)	(353,784)

Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$—	$5,020	$(3,095,533)	$371,280	$1,755,391

		Shareholders’ Equity (1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contribution to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)

Balance at June 30, 2021	$22,491	651,576,293	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341

(1)	Retroactively restated for the stock subdivision as described in Note 7.
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2022	2021

Cash flows from operating activities:
Net loss	$(353,784)	$(101,078)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	72,794	19,269
Change in fair value of investments	24,547	8,619
Change in fair value of debt and liability instruments	41,213	4,585
Gain on termination of Sumitomo Options	—	(61,472)
Other	11,263	838
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts payable	(19,451)	(6,343)
Accrued expenses	(18,177)	(7,340)
Operating lease liabilities	(2,304)	(1,957)
Deferred revenue	(1,730)	(2,141)
Other	(6,453)	5,850

Net cash used in operating activities	(252,082)	(141,170)

Cash flows from investing activities:
Purchase of property and equipment	(7,459)	(2,339)

Net cash used in investing activities	(7,459)	(2,339)

Cash flows from financing activities:
Proceeds from subsidiary debt financings, net of financing costs paid	159,899	36,400
Repayment of debt by subsidiary	(7,344)	(21,590)
Payment of offering and loan origination costs	(2,250)	(4,600)
Taxes paid related to net settlement of equity instruments	(8,329)	—

Net cash provided by financing activities	141,976	10,210

Net change in cash, cash equivalents and restricted cash	(117,565)	(133,299)
Cash, cash equivalents and restricted cash at beginning of period	2,074,034	2,141,676

Cash, cash equivalents and restricted cash at end of period	$1,956,469	$2,008,377

Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$4,999
Intangible assets acquired but not paid	$146,172	$—
Other	$691	$6,654
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
VTAMA
®
(tapinarof) was approved by the United States Food and Drug Administration (“FDA”) in May 2022 for the treatment of plaque psoriasis in adult patients.
The
Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 3, “Investments” for further discussion of the Company’s investments in unconsolidated entities.
On September 30, 2021, RSL completed its business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, and began trading on Nasdaq under the ticker symbol “ROIV.”
(B) Liquidity
The Company
has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2022, the Company had cash and cash equivalents of approximately $1.9 billion and its accumulated deficit was approximately $3.1 billion. For the three months ended June 30, 2022 and 2021, the Company incurred net losses of $353.8 million and $101.1 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended March 31, 2022. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the three months ended June 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, for any other interim period, or for any other future year.
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
Additionally
, the Company assessed the impact that the
COVID-19
pandemic has had on its operations and financial results as of June 30, 2022 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact
COVID-19
may have on financial estimates and assumptions
that
affect the reported amounts of assets and liabilities and expenses.
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

The Company has long-lived assets in different geographic locations. As of June 30, 2022 and March 31, 2022, a majority of the Company’s long-lived assets were located in the United States.
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
Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	March 31, 2022
Cash and cash equivalents	$1,942,215	$2,060,400
Restricted cash	14,254	13,634

Cash, cash equivalents and restricted cash	$1,956,469	$2,074,034

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
(F) Inventory
Inventories are recorded at the lower-of-cost or net realizable value, with cost determined based on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Inventories include the cost for raw materials, the cost to manufacture the raw materials into finished goods, and overhead.
The Company performs an assessment of the recoverability of inventories during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of goods sold in the condensed consolidated statements of operations.
Prior to initial regulatory approval, the Company expenses costs relating to the production of inventory as research and development expenses when incurred. After such time as the product receives initial regulatory approval, the Company capitalizes inventory costs related to the product.
Inventory is included in “Other current assets” on the accompanying condensed consolidated balance sheets.
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
(H) Intangible Assets, Net
Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 4, “Intangible Assets.”

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
The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Sio Gene Therapies Inc. (“Sio”); shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant, (as defined and discussed in Note 3, “Investments”); liability instruments issued, including warrant and earn-out
shares liabilities issued in connection with the Company’s business combination with MAAC (see Note 11,
“Earn-Out
Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.
The shares of Arbutus and Sio common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 3, “Investments”) and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 11,
“Earn-Out
Shares, Public Warrants and Private Placement Warrants”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

(J) Research and Development Expenses

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
(K) Acquired In-Process Research and Development Expenses
Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones. These expenses were previously recorded in “Research and development” on the condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation.
The Company evaluates in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expense in its condensed consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenue.
(L) Revenue Recognition
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
License, Milestone, and Other Revenue
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

Revenue is also generated by certain technology-focused contracts from subscription and service-based fees recognized for the use of certain technology internally developed. Subscription revenue is recognized ratably over the contract period.

Product Revenue, Net
The Company began recognizing product revenues after the initial product launch of VTAMA following approval by the FDA in May 2022.
The Company sells VTAMA in the U.S. principally through wholesale, specialty distribution and pharmacy channels (collectively, “customers”). These customers subsequently resell the product to healthcare providers and patients. In addition to distribution agreements with customers, the Company enters into arrangements with healthcare providers and payers that provide for government-mandated and/or privately-negotiated rebates, chargebacks and discounts with respect to the purchase of the Company’s product. Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, either upon shipment or delivery to the customer.
Revenues from product sales are recorded at the net sales price, or “transaction price,” which includes estimates of variable consideration for which reserves are established that result from: (a) invoice discounts for prompt payment, cash payment and distribution service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) performance rebates and administrative fees, (d) product returns and (e) costs of co-pay
assistance programs for patients. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or accrued expenses and other current liabilities (if the amount is payable to a party other than a customer). Where appropriate, the Company utilizes the expected value method to determine the appropriate amount for estimates of variable consideration. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, the Company’s historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from the Company’s estimates, the Company adjusts these estimates in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of the adjustment.

More specifically, these adjustments include the following:

a.
Prompt Pay and Cash Pay Discounts: The Company generally provides invoice discounts on product sales to its customers for prompt payment and/or cash payment. The Company estimates the amount of such discounts that will be utilized and deducts the amount from its gross product revenues and accounts receivable at the time such revenues are recognized.

b.
Customer Fees: The Company pays fees to its customers for account management, data management, and other administrative services. To the extent the services received are distinct from sales of products to the customer, the Company records these payments in selling, general and administrative expenses.

c.
Chargebacks: Chargebacks are discounts that occur when contracted customers purchase directly from a wholesaler or specialty distributor. Contracted customers, which currently consist primarily of public health service institutions, federal government entities, pharmaceutical benefit managers, and health maintenance organizations, generally purchase the product at a discounted price. The wholesaler or specialty distributor, in turn, charges back to the Company the difference between the price initially paid by the wholesaler or specialty distributor and the discounted price paid to the wholesaler or specialty distributor by the contracted customer. The allowance for chargebacks is based on actual chargebacks received and an estimate of sales to contracted customers.

d.
Rebates: Allowances for rebates include mandated discounts under the Medicaid Drug Rebate Program and the Medicare Part D prescription drug benefit as well as contracted discounts with pharmaceutical benefit managers and health maintenance organizations. Rebates are amounts owed after the final dispensing of the product to a benefit plan participant and are based upon contractual agreements with payers or statutory requirements pertaining to Medicaid and Medicare benefit providers. The allowance for rebates is based on contractual or statutory discount rates, estimated payer mix, and expected utilization. The Company’s estimates for expected utilization of rebates are based on historical data received from wholesalers, specialty distributors, and pharmacies since launch, as well as analog data from similar products. The Company monitors sales trends and adjusts the allowance on a regular basis to reflect the most recent rebate experience. The Company’s liability for these rebates consists of invoices received, estimates of claims for the current quarter, and estimated future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.

e.
Co-payment
Assistance: The Company offers
co-payment
assistance to patients. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

f.
Product Returns: Consistent with industry practice, the Company offers its customers limited product return rights for damages, shipment errors, and expiring product; provided that the return is within a specified period around the product expiration date as set forth in the applicable individual distribution or customer agreement. The Company does not allow product returns for product that has been dispensed to a patient. In arriving at its estimate for product returns, the Company considers historical product returns, the underlying product demand, and industry specific data.

Product revenue through June 30, 2022 has not been significant and is included in “Revenue, net” on the accompanying condensed consolidated statements of operations.
Trade Receivables, Net
The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of June 30, 2022 and March 31, 2022. Trade receivables, net is included in “Other current assets” on the accompanying condensed consolidated balance sheets.
(M) Cost of Revenues
Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs. Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of product revenues through June 30, 2022 has not been significant and is included in “Cost of Revenues” on the accompanying condensed consolidated statements of operations.

Note 3—Investments
Investment in Arbutus
In
October 2017, pursuant to a subscription agreement entered into by RSL and Arbutus, RSL acquired 16,013,540 shares of common stock of Arbutus and 1,164,000 shares of Arbutus’ Series A participating convertible preferred shares
, which converted into 22,833,922 shares of Arbutus common stock in October 2021. The Company accounts for its investment in Arbutus as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At June 30, 2022, RSL held approximately

26% of issued and outstanding shares of

Arbutus.
At June
30, 2022 and March 31, 2022, the aggregate fair value of the Company’s investment in Arbutus was $105.3 million and $115.8 million, respectively, with the Company recognizing unrealized losses on its investment in Arbutus of $10.5 million and $11.7 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on June 30, 2022 and March 31, 2022 of $2.71 and $2.98, respectively.
Investment in Sio
In February
2020, RSL’s ownership interest in Sio fell below 50.0%, and as a result, the Company deconsolidated Sio. The Company accounts for its investment in Sio as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Sio is considered a related party of the Company. At June 30, 2022, RSL held approximately
25
% of Sio’s issued and outstanding common shares.
At June 30
, 2022 and March 31, 2022, the fair value of the Company’s investment in Sio was $
6.7
 million and $
12.4
 million, respectively, with the Company recognizing an unrealized loss on its investment in Sio of $
5.7
 million and an unrealized gain of $
2.2
 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2022 and 2021, respectively. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on June 30, 2022 and March 31, 2022 of $
0.36
and $
0.67
, respectively.
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
In June 2021
, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $
320
 million in cash and a minority equity stake in Ciox Parent. As of June 30, 2022, the Company’s minority equity interest represented approximately
17
% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.
Following the
completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of June 30, 2022 and March 31, 2022, the fair value of the Company’s investment was $
186.9
 million and $
193.9
 million, respectively, with the Company recognizing an unrealized loss on its investment of $
7.0
 million for the three months ended June 30, 2022. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 12, “Fair Value Measurements” for more information.

Note 4—Intangible Assets
In July 2018, Dermavant acquired the worldwide rights (other than for China) with respect to certain intellectual property rights retained by Welichem Biotech Inc. (“Welichem”) to VTAMA and related compounds from Glaxo Group Limited and GlaxoSmithKline Intellectual Property Development Ltd. (collectively, “GSK”) pursuant to an asset purchase agreement. GSK previously acquired rights to a predecessor formulation from Welichem pursuant to an asset purchase agreement between GSK and Welichem entered into in May 2012. The Company evaluated the agreement and determined that the acquired assets did not meet the definition of a business and thus the transaction was accounted for as an asset acquisition.
Following
the FDA approval of VTAMA in May 2022, the Company became obligated to pay a regulatory milestone to GSK of £
100.0
 million (approximately $
126
 million on the date of achievement) following the receipt of marketing approval of VTAMA in the United States. The milestone was paid in July 2022.
Additionally
, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem Biotech Inc. of CAD$
25.0
 million (approximately $
20
 million on the date of achievement
).
The milestone was paid in August 2022.
Both of the above milestones were capitalized as intangible assets upon achievement and are amortized over their estimated useful lives.
As of June 30, 2022, the amounts owed to GSK and Welichem for these milestones were recorded as part of “Accounts payable” in the accompanying condensed consolidated balance sheet.
The following table summarizes the Company’s recognized intangible assets (in thousands):

	Weighted Average Estimated Useful Lives	June 30, 2022
Gross amount	16.5 years	$146,172
Less: accumulated amortization		(742)

Net book value		$145,430

Amortization
expense was $0.7 million for the three months ended June 30, 2022 and was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $6.7 million for the remainder of the year ended March 31, 2023, $8.9 million for each of the years ended from March 31, 2024 through March 31, 2027 and $103.1 million thereafter.
Note 5—Accrued Expenses
Accrued expenses at June 30, 2022 and March 31, 2022 consisted of the following (in thousands):

	June 30, 2022	March 31, 2022
Research and development expenses	$68,914	$66,188
Compensation-related expenses	17,845	44,262
Other expenses	22,595	17,081

Total accrued expenses	$109,354	$127,531

Note 6—Long-Term Debt
Dermavant
Funding Agreement with NovaQuest
In connection with
Dermavant’s acquisition of tapinarof from GSK pursuant to an asset purchase agreement (the “GSK Agreement”), Dermavant and NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed
 $100.0 million in August 2018 and $17.5 million in October 2018.
In exchange
for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year
period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below)
,
 then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a
15-year
period for the approved indication, which are referred to as
15-year
Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval
letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making
15-year
Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement
i
n May 2022.
At issuance, the
Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of June 30, 2022 and March 31, 2022, the fair value of the debt was $228.0 million and $177.4 million, respectively. Refer to Note 12, “Fair Value Measurements” for additional details regarding the fair value measurement.
The carrying balance of the debt issued to NovaQuest is as follows (in thousands):

	June 30, 2022	March 31, 2022
Fair value of long-term debt	$228,000	$177,400
Less: current portion	(27,300)	—

Total long-term debt, net	$200,700	$177,400

Credit Facility with XYQ Luxco
In May 2021
, Dermavant entered into a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of June 30, 2022. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 p er common share.

Outstanding debt obligations to XYQ Luxco are as follows (in thousands):

	June 30, 2022	March 31, 2022
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(11,862)	(12,375)

Total debt, net	33,138	32,625
Less: current portion	—	—

Total long-term debt, net	$33,138	$32,625

Revenue Interest Purchase and Sale Agreement
In May 2021
, Dermavant, as seller, entered into a $160.0 million revenue interest purchase and sale agreement (the “RIPSA”) for its investigational product tapinarof with XYQ Luxco, NovaQuest
Co-Investment
Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P. (collectively, the “Purchasers”), together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA,
Dermavant issued to
the Purchasers

the right to receive royalties based on
a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for $160.0 million in committed funding, which was paid to Dermavant in June 2022 following the approval of tapinarof by the FDA.
The transaction
is accounted for as debt. Over the term of the arrangement, the effective interest rate will be updated prospectively each reporting period based on the carrying amount of the note, payments made to date, and the estimated remaining cash flows related to the note.
The RIPSA carrying balance is as follows (in thousands):

June 30, 2022
Carrying balance	$161,056
Less: unamortized issuance costs	(5,170)

Total debt, net	155,886
Less: current portion	(6,004)

Total long-term debt, net	$149,882

Note 7—Shareholders’ Equity
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
Additionally
, in connection with the closing of the Business Combination, the Company adjusted its authorized share capital to equal 7,000,000,000 common shares, par value $0.0000000341740141 per share. Each common share has the right to one vote. The holders of common shares are also entitled to receive dividends whenever funds are legally available and when declared by the board of directors, subject to the prior rights of holders of all classes of stock outstanding having priority rights as to dividends. No dividends have been declared by the board of directors since the Company’s inception.
(B) Committed Equity Facility
On February
14, 2022, the Company entered into a committed equity facility (the “Facility”) with an affiliate of Cantor Fitzgerald & Co. (“Cantor”). Under the terms of the Facility, Cantor has committed to purchase up to an aggregate of $250.0 million in the Company’s common shares from time to time at the request of the Company, subject to certain limitations and the satisfaction of certain conditions. Any sales of the Company’s common shares to Cantor under the Facility will be made at 99% of the volume-weighted average price of the Company’s common shares on Nasdaq on a given trading day. In consideration for entry into the Facility, the Company paid Cantor an upfront commitment fee in the form of 145,986 common shares. As of June 30, 2022, $250.0 million of the Company’s common shares remained available for sale under the Facility.

Note 8—Share-Based Compensation
(A) RSL Equity Incentive Plans
RSL has
three equity incentives plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing
. At June 30, 2022, a total of 13,190,403 common shares were available for future grants under the RSL 2021 EIP.
Stock Options and Performance Stock Options
Activity for stock options and performance options under the RSL Equity Plans for the three months ended June 30, 2022 is as follows:

Number of Options
Options outstanding at March 31, 2022	80,364,904
Granted	74,165,410
Forfeited/Canceled	(231,768)

Options outstanding at June 30, 2022	154,298,546

Options exercisable at June 30, 2022	47,438,548

Restricted Stock Units and Performance Stock Units
Activity for restricted stock units and performance stock units under the RSL Equity Plans for the three months ended June 30, 2022 is as follows:

Number of Shares
Non-vested balance at March 31, 2022	21,956,749
Granted	8,080,813
Vested	(2,514,982)
Forfeited	(1,098,648)

Non-vested balance at June 30, 2022	26,423,932

Capped Value Appreciation Rights
March 2020 CVAR Grants
In March
2020, the Company granted capped value appreciation rights (“CVARs”) that will pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $
12.68
, over (b) the hurdle price of either $
6.40
or $
11.50
, as applicable to each grant. On March 30, 2022, the Company amended the outstanding CVARs that were granted in March 2020. Pursuant to the amendment, in the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the applicable hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date. As of June 30, 2022, there are 11,826,924 non-service-vested
CVARs and 20,185,072 service-vested CVARs relating to the March 2020 grants. The hurdle price was not satisfied for these service-vested CVARs and as such they remain outstanding.
November 2021 CVAR Grants
Activity for CVARs under the RSL 2021 EIP for the three months ended June 30, 2022 is as follows:

Number of CVARs
Non-vested balance at March 31, 2022	6,285,250
Vested	(1,559,363)
Forfeited	(294,250)

Non-vested balance at June 30, 2022	4,431,637

(B) Subsidiary Equity Incentive Plans
Certain wholly
owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified
and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $11.5 million and $8.2 million for the three months ended June 30, 2022 and 2021, respectively, related to subsidiary EIPs.
Note 9—Income Taxes
The Company’s
effective tax rate for the three months ended June 30, 2022 and 2021 was (1.1)% and (0.1)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company
assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 10—Commitments and Contingencies
(A) Commitments
In conjunction with the purchase agreement of tapinarof between the Company’s subsidiary, Dermavant and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $48.2 million.
In November 202
1, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of June 30, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.
In May 202
1, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of June 30, 2022, the remaining minimum payments for this software subscription are $30.0 million.
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
The Company
also has commitments relating to its long-term debt and operating leases. Refer to Note
6
, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s operating leases during the three months ended June 30, 2022 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 12, “Leases” in the Company’s Annual Report on Form
10-K
for the year ended March 31, 2022.
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
Immunovant Securities Litigation
In February 2021, a putative securities class action complaint was filed against Immunovant and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired Immunovant’s securities from October 2, 2019 and February 1, 2021. The complaint alleged that Immunovant and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding both (i) the Company and (ii) Immunovant’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a putative class consisting of those who purchased or otherwise acquired Immunovant’s securities pursuant and/or traceable to Immunovant’s
follow-on
public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. On May 27, 2022, the defendants, including the Company, filed motions to dismiss that amended complaint. The fully briefed motion to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition and defendants’ replies must be filed with the court or before September 9, 2022. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.
Acuitas Declaratory Judgment Action
In March 2022, Acuitas Therapeutics Inc. filed a lawsuit in the U.S. District Court for the Southern District of New York against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that U.S. Patents 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272 and 11,141,378 are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for
COVID-19
and are otherwise invalid. On June 24, 2022, Genevant and Arbutus informed the court of their intent to file a motion to dismiss the lawsuit for lack of an actual controversy. Each of Genevant and Arbutus intend to continue to vigorously defend the case.
(C) Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintain director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors. To date, the Company has not incurred any material costs related to these indemnification obligations and have not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2022 and March 31, 2022.
Note
11—Earn-Out
Shares, Public Warrants and Private Placement Warrants
Earn-Out
Shares
In connection with the Business Combination, the Company issued the following:

a.
2,033,591 common shares to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20%
Earn-Out
Shares”), which will vest if the closing price of the Company’s common shares is greater than or equal to $15.00 over any twenty out of thirty
trading day period during the Vesting Period (defined below).

b.
1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10%
Earn-Out
Shares” and, together with the 20%
Earn-Out
Shares, the
“Earn-Out
Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any twenty out of thirty trading day period during the Vesting Period (as defined below).

c.	The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent director are not subject to the vesting conditions described above (the “Retained Shares”).
The Vesting Period commenced on November 9, 2021 and ends no later than September 30, 2026 (the “Vesting Period”). The Vesting Period will, if a definitive purchase agreement with respect to a Sale (as defined in the Sponsor Support Agreement) is entered into on or prior to the end of such period, be extended to the earlier of one day after the consummation of such Sale and the termination of such definitive transaction agreement, and if a Sale occurs during such Vesting Period, then all of the Earn-Out Shares unvested as of such time will automatically vest immediately prior to the consummation of such Sale. If any
Earn-Out
Shares have not vested on or prior to the end of such Vesting Period, then such
Earn-Out
Shares will be forfeited.

The
Earn-Out
Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The
Earn-Out
Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of June 30, 2022, no
Earn-Out
Shares have vested.
Public Warrants and Private Placement Warrants
Immediately
following the Business Combination, the Company had 10,214,365 outstanding warrants for the purchase of one of the Company’s common shares, which were held by the MAAC Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”), and 20,535,896 outstanding warrants for the purchase of one of the Company’s common shares, which were held by MAAC’s shareholders at an exercise price of $11.50 (the “Public Warrants”). Pursuant to the agreement governing these warrants, the Private Placement Warrants and Public

Warrants became exercisable 30 days following the completion of the Business Combination and will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.
The Private Placement
Warrants are generally identical to the Public Warrants, except that (i) the Private Placement Warrants (including the common stock issuable upon exercise of the Private Placement Warrants) were not transferable, assignable or salable until 30 days after the completion of the Business Combination (ii) they will not be redeemable by the Company when the price per share of the Company’s common stock equals or exceeds $18.00, and (iii) the Private Placement Warrants may be exercised by holders on a cashless basis. If the Private Placement Warrants are held by holders other than the MAAC Sponsor or its permitted transferees, the Private Placement Warrants will be redeemable by the Company in all redemption scenarios and exercisable by the holders on the same basis as the Public Warrants.
The Private Placement
Warrants and Public Warrants require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of June 30, 2022, 60,021 Public Warrants have been exercised and none redeemed.

Note 12—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2022 and March 31, 2022, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2022				As of March 31, 2022
	Level 1	Level 2	Level 3	Balance as of June 30, 2022	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Money market funds	$976,592	$—	$—	$976,592	$1,297,844	$—	$—	$1,297,844

Investment in Datavant Class A units	—	—	186,944	186,944	—	—	193,963	193,963
Investment in Sio common shares	6,688	—	—	6,688	12,447	—	—	12,447

Investment in Arbutus common shares	105,277	—	—	105,277	115,765	—	—	115,765
Other investment	2,378	—	—	2,378	3,659	—	—	3,659

Total assets at fair value	$1,090,935	$—	$186,944	$1,277,879	$1,429,715	$—	$193,963	$1,623,678

Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$228,000	$228,000	$—	$—	$177,400	$177,400
Liability instruments measured at fair value (1)	12,286	—	15,895	28,181	18,019	—	26,893	44,912

Total liabilities at fair value	$12,286	$—	$243,895	$256,181	$18,019	$—	$204,293	$222,312

(1)
At June 30, 2022, Level 1 includes the fair value of the Public Warrants of $12.3 million, and Level 3 includes the fair value of the
Earn-Out
Shares of $7.2 million, Private Placement Warrants of $6.1 million, and other liability instruments issued of $2.6 million. At March 31, 2022, Level 1 includes the fair value of the Public Warrants of $18.0 million, and Level 3 includes the fair value of the
Earn-Out
Shares of $9.2 million, Private Placement Warrants of $9.1 million, and other liability instruments issued of $8.6 million
.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended June 30, 2022.
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

The changes in fair value of the Level 3 assets during the three months ended June 30, 2022 were as follows (in thousands):

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(7,019)

Balance at June 30, 2022	$186,944

There were no Level 3 assets held during the three months ended June 30, 2021.
The changes in fair value of the Level 3 liabilities during the three months ended June 30, 2022 and 2021 were as follows (in thousands):

Balance at March 31, 2021	$217,993
Changes in fair value of debt and liability instruments, included in net loss	4,585
Termination of DSP Options	(61,472)

Balance at June 30, 2021	$161,106

Balance at March 31, 2022	$204,293
Payments related to long-term debt	(7,344)
Changes in fair value of debt and liability instruments, included in net loss	46,946

Balance at June 30, 2022	$243,895

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

	Point Estimate Used
Input	As of June 30, 2022	As of March 31, 2022

Volatility	95.0%	110.0%
Risk-free rate	2.93%	1.62%
Debt issued by Dermavant to NovaQuest
The fair
value of the debt instrument as of June 30, 2022 and March 31, 2022 represents the fair value of amounts payable to NovaQuest using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.
Earn-Out
Shares
The fair
value of the
Earn-Out
Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to include the lock-up
periods to which the
Earn-Out
Shares are subject. Refer to Note 11,
“Earn-Out
Shares, Public Warrants and Private Placement Warrants” for additional details. Significant unobservable inputs used to calculate the fair value of the
Earn-Out
Shares included
the following
:

	Point Estimate Used
Input	As of June 30, 2022	As of March 31, 2022
Volatility	82.1%	82.3%
Risk-free rate	3.00%	2.43%

As of Jun
e 30, 2022, the fair value of the
Earn-Out
Shares was $7.2 million.
Earn-Out
Shares are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
Private Placement Warrants
The fair
value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note
11,

“Earn-Out
Shares, Public Warrants and Private Placement Warrants” and the added restriction by which the Company cannot redeem the Private Warrants if the Reference Value is greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

	Point Estimate Used
Input	As of June 30, 2022	As of March 31, 2022
Volatility	56.0%	56.5%
Risk-free rate	3.00%	2.43%
Term (in years)	4.25	4.50

As of Jun
e 30, 2022, the fair value of the Private Placement Warrants was $6.1 million. The Private Placement Warrants are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
Note 13—Other Expense (Income), Net
Other expense (income), net was as follows (in thousands):

	Three Months Ended June 30,
	2022	2021

Interest income	$(1,981)	$(71)
Interest expense	2,612	2,513
Other expense (income)	1,085	(2,576)

Total	$1,716	$(134)

Note 14—Net Loss per Common Share
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
As of June 30, 2022 and 2021, potentially dilutive securities were as follows:

	June 30, 2022	June 30, 2021
Stock options and performance stock options	154,298,546	80,491,345
Restricted stock units and performance stock units (non-vested)	26,423,932	24,324,525
March 2020 CVARs (1)	32,011,996	32,447,626
November 2021 CVARs	4,431,637	—
Restricted common stock (non-vested)	456,426	1,720,090
Earn-Out Shares (non-vested)	3,080,387	—
Private Placement Warrants	10,214,365	—
Public Warrants	20,475,875	—
Other instruments issued	5,067,978	5,452,793

(1)	Refer to Note 8, “Share-Based Compensation” for details regarding settlement of CVARs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of Roivant’s financial condition and results of operations should be read in conjunction with Roivant’s (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form
10-Q
(“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2022, included in our Annual Report on Form
10-K,
filed with the SEC on June 28, 2022 (the “Form
10-K”).
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
Overview
We are building the next-generation “big pharma” company, organized to harness modern technologies and computational tools as well as the entrepreneurial spirit of nimble biotechnology companies at scale. Our mission is improve the delivery of healthcare to patients by treating every inefficiency as an opportunity.
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
Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology and oncology, and modalities, including biologics, topicals and bifunctional small molecules. We have launched and taken public multiple Vants, resulting in an aggregate ownership stake of approximately $451 million in our publicly-traded Vants as of June 30, 2022 (inclusive of the value of certain shares of Myovant Sciences Ltd. as to which Roivant has a return right under certain circumstances). The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.
Since our founding in 2014, we have:

•	commercially launched VTAMA ® (tapinarof) cream 1% for the treatment of plaque psoriasis in adults;

•	conducted nine international Phase 3 trials, the last eight of which have been successful;

•	consummated a $3 billion upfront partnership with Sumitomo Pharma (“Sumitomo”);

•	received six FDA approvals for drugs developed by Vants launched by Roivant, including VTAMA and four drugs that received FDA approval after their transfer to Sumitomo;

•	built a broad and differentiated pipeline of drugs and drug candidates ranging from early discovery to commercial stage; and

•	launched Roivant Discovery, our small molecule discovery engine, consisting of a collection of advanced computational physics capabilities, integrated with an in-house wet lab facility.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA ® (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA ® (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3
Batoclimab	Warm Autoimmune Hemolytic Anemia	Immunovant	Biologic	Phase 2 or 3
Batoclimab	Other Indications	Immunovant	Biologic	Phase 2 or 3
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2
Note: All preclinical and clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing preclinical and clinical trials and expected upcoming trials.

*	Reflects an ongoing trial that is designed to serve as one of two potentially registrational trials for brepocitinib.
Our
in silico
small molecule discovery engine at Roivant Discovery is powered by our QUAISAR (QUantum, AI, and Structure-Activity Relationships) capabilities. The key components of our small molecule discovery engine include:

•	A quantum mechanics-based molecular dynamics software platform to predict the interactions, energies and conformational behavior of targets and generate novel drug candidates;

•	A supercomputing cluster composed of over 800 graphics processing units;

•	A suite of degrader-specific ML tools;

•	A wet lab fully equipped for synthetic chemistry, crystallography, biophysics, biochemistry and biology.
The following table summarizes our ownership of our subsidiary companies and certain affiliates as of June 30, 2022.

	Roivant Ownership
Vant	Basic 1		Fully Diluted 2
Dermavant	100%		83%
Immunovant	63	% 3	57	% 3
Priovant	75%		70%
Proteovant	60%		54%
Genevant	83%		67%
Kinevant	88%		81%
Hemavant	100%		100%
Affivant	100%		99%
Arbutus	26	% 3	24	% 3
Lokavant	90%		84%
Datavant		*		*
Note: Excludes early-stage pipeline of protein degraders and inhibitors being developed through our small molecule discovery engine. Ownership figures as of June 30, 2022.

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

*
As of June 30, 2022, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on
Form 10-Q.

We have a robust calendar of potential near-term catalysts, including the items set forth below.

Program	Vant	Catalyst	Expected Timing
VTAMA ® (tapinarof)	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
Roivant Discovery	Roivant	Updates on QUAISAR platform and degrader discovery	Ongoing
Batoclimab	Immunovant	Initiate two additional pivotal programs, including TED	2H 2022
VTAMA ® (tapinarof)	Dermavant	Topline data from Phase 3 trials in atopic dermatitis	1H 2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2 trial in systemic lupus erythematosus	2H 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk MDS	2H 2023
Namilumab	Kinevant	Topline data from Phase 2 in sarcoidosis	1H 2024
Batoclimab	Immunovant	Topline data from Phase 3 in MG	2H 2024
Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.
Recent Developments

•
Dermavant
: Since its launch in late May, VTAMA has had approximately 14,000 prescriptions written by more than 3,000 unique prescribers based on the latest available IQVIA data through August 5 for prescriptions and July 29 for prescribers. VTAMA became the most prescribed branded topical for the treatment of psoriasis in the U.S. within eight weeks of launch. In July, Torii Pharmaceutical and Japan Tobacco announced positive topline results from their Phase 3 study of tapinarof in atopic dermatitis. In this trial, tapinarof showed statistical superiority to vehicle on the primary endpoint of efficacy, IGA response at week 8. In addition, tapinarof showed statistical superiority to vehicle for EASI achievement rate at week 8, the key secondary endpoint of efficacy. There were no new observed safety or tolerability findings reported.

•
Priovant
: Priovant expects to complete enrollment for its ongoing potentially registrational global trial evaluating oral brepocitinib for the treatment of SLE in August 2022. Oral brepocitinib is a potential first-in-class dual, selective inhibitor of TYK2 and JAK1 licensed from Pfizer that has been evaluated in 14 completed Phase 1 and Phase 2 trials, including 5 placebo-controlled Phase 2 trials in psoriatic arthritis, plaque psoriasis, ulcerative colitis, alopecia areata and hidradenitis suppurativa that generated statistically significant and clinically meaningful efficacy results. Priovant is also developing oral brepocitinib for the treatment of dermatomyositis, for which it recently initiated a single registrational Phase 3 trial.

Impact of
COVID-19
The
COVID-19
pandemic continues to present global public health and economic challenges that may impact our business. Although some of our clinical development timelines have been impacted by delays related to the
COVID-19
pandemic, we have not experienced a material financial impact on our business and operations as a result of the pandemic. However, the impact on our future operations and financial results will largely depend on future developments related to
COVID-19,
which are highly uncertain and cannot be accurately predicted, such as the continued emergence of new variants of
COVID-19,
the ultimate duration of the pandemic, the continuing impact of the pandemic on financial markets and the global economy, travel restrictions and other preventative measures implemented in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to manage the pandemic, including the availability and effectiveness of vaccines, and vaccine booster shots.
For additional information about risks and uncertainties related to the
COVID-19
pandemic that may impact our business, financial condition and results of operations, see the section titled “Risk Factors” included elsewhere in this Quarterly Report.
Components of Results of Operations
Revenue, net
With the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022, we began to recognize product revenues after our initial product launch. We record product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales. Revenue, net also includes the recognition of upfront payments received in connection with license agreements as well as revenue generated by subscription and service-based fees. Our revenue recognized from inception through June 30, 2022 has not been significant.

Cost of revenues
We began to recognize cost of product revenues after the initial launch of VTAMA in May 2022. Cost of product revenues includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, milestone payments made in connection with regulatory approvals and sales-based milestones are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Our cost of revenues also relates to subscription and service-based revenue recognized for the use of technology developed and consists primarily of employee, hosting, and third-party data costs. Our cost of revenues through June 30, 2022 has not been significant.
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
Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates through preclinical studies and clinical trials, as well as acquire new product candidates. In addition, we expect our research and development expenses to increase in the future, including as a result of ongoing work at Roivant Discovery, our small molecule discovery engine, comprising advanced computational physics and machine learning capabilities, integrated with an in-house
wet lab facility. Research and development expenses will also be driven in part by the number of drug candidates from Roivant Discovery that we advance into preclinical studies and clinical trials. We expect higher employee-related expenses, including higher share-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.
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
Acquired
in-process
research and development expenses
Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones. These expenses were previously recorded in “Research and development” on the condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation.
Consideration for the purchase of IPR&D through asset acquisitions and license agreements includes cash upfront payments, shares and other liability instruments issued, and fair value of future contingent consideration payments.
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation and benefits, for employees engaged in SG&A activities, including those responsible for the identification and acquisition or in-license
of new drug candidates as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of legal and accounting fees, consulting services, marketing programs, advertising and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license
and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.
We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and general administrative functions. These increases will likely include salaries, sales incentive compensation, share-based compensation and travel expenses associated with our sales force, which began promoting VTAMA in the United States following approval by the FDA in May 2022, as well as expected costs associated with the further build out of our commercial operations functions. We anticipate these expenses to further increase if any of our other current or future product candidates receives regulatory approval in the United States or another jurisdiction.

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
Change in fair value of debt and liability instruments
Change in fair value of debt and liability instruments primarily includes the unrealized loss (gain) relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including debt issued by a wholly-owned subsidiary of Dermavant Sciences Ltd. to NovaQuest
Co-Investment
Fund VIII, L.P. (the “NovaQuest Facility”), and other liability instruments, including warrant and earn-out
share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company.
Other expense (income), net
Other expense (income), net consists of interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, interest income on our cash and cash equivalents, and other miscellaneous expense (income).
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

Results of Operations
Comparison of the three months ended June 30, 2022 and 2021
The following table sets forth our results of operations for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Revenue, net	$4,319	$7,735	$(3,416)
Operating expenses:
Cost of revenues	1,726	742	984
Research and development	135,830	78,515	57,315
Acquired in-process research and development	—	111	(111)
Selling, general and administrative	149,072	82,754	66,318

Total operating expenses	286,628	162,122	124,506

Loss from operations	(282,309)	(154,387)	(127,922)

Change in fair value of investments	24,547	8,619	15,928
Change in fair value of debt and liability instruments	41,213	4,585	36,628
Gain on termination of Sumitomo Options	—	(66,472)	66,472
Other expense (income), net	1,716	(134)	1,850

Loss before income taxes	(349,785)	(100,985)	(248,800)
Income tax expense	3,999	93	3,906

Net loss	(353,784)	(101,078)	(252,706)

Net loss attributable to noncontrolling interests	(21,975)	(18,895)	(3,080)

Net loss attributable to Roivant Sciences Ltd.	$(331,809)	$(82,183)	$(249,626)

Variance analysis for three months ended June 30, 2022 and 2021
Revenue, net

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Revenue, net	$4,319	$7,735	$(3,416)
Revenue, net decreased by $3.4 million to $4.3 million for the three months ended June 30, 2022 compared to $7.7 million for the three months ended June 30, 2021. Revenue generated was not significant in either period presented.
Cost of revenues

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Cost of revenues	$1,726	$742	$984
Cost of revenues increased by $1.0 million to $1.7 million for the three months ended June 30, 2022 compared to $0.7 million for the three months ended June 30, 2021. Cost of revenues was not significant in either period presented.

Research and development expenses
For the three months ended June 30, 2022 and 2021
,
our research and development expenses consisted of the following:

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Program-specific costs:
Batoclimab	$17,077	$13,688	$3,389
Brepocitinib	12,302	—	12,302
Tapinarof	10,440	9,757	683
ARU-1801	9,847	2,278	7,569
LSVT-1701	6,088	1,366	4,722
ARU-2801	3,456	1,302	2,154
AFVT-2101	3,312	4,751	(1,439)
Other program-specific costs	17,981	14,762	3,219

Total program-specific costs	80,503	47,904	32,599

Unallocated internal costs:
Share-based compensation	12,243	1,615	10,628
Personnel-related expenses	34,447	22,092	12,355
Other expenses	8,637	6,904	1,733

Total research and development expenses	$135,830	$78,515	$57,315

Research and development expenses increased by $57.3 million to $135.8 million for the three months ended June 30, 2022 compared to $78.5 million for the three months ended June 30, 2021, primarily due to increases in program-specific costs of $32.6 million, personnel-related expenses of $12.4 million, and share-based compensation of $10.6 million.
The increase of $32.6 million in program-specific costs largely reflects the progression of our programs and drug discovery. Additionally, program specific costs for Priovant Therapeutics, Inc.’s (“Priovant”) brepocitinib program were $12.3 million for the three months ended June 30, 2022. The asset acquisition of brepocitinib was completed in September 2021.
The increase of $12.4 million in personnel-related expenses was primarily driven by an increase in headcount to support the progression of our programs and drug discovery.
The increase of $10.6 million in share-based compensation expense was primarily due to the ongoing vesting of certain equity instruments for which the liquidity event vesting condition was met upon the closing of the Business Combination. We did not recognize share-based compensation expense related to these equity instruments during the three months ended June 30, 2021 as the liquidity event requirement had not been met and was not deemed probable of being met.
Selling, general and administrative expenses

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Selling, general and administrative	$149,072	$82,754	$66,318
Selling, general and administrative expenses increased by $66.3 million to $149.1 million for the three months ended June 30, 2022 compared to $82.8 million for the three months ended June 30, 2021. The increase was largely due to an increase in share-based compensation expense of $42.9 million, primarily as a result of the ongoing vesting of certain equity instruments for which the liquidity event vesting condition was met upon the closing of the Business Combination. We did not recognize share-based compensation expense related to these equity instruments during the three months ended June 30, 2021 as the liquidity event requirement had not been met and was not deemed probable of being met. Additionally, selling, general and administrative expenses for Dermavant have increased as a result of the commercial launch of VTAMA in May 2022.

Change in fair value of investments

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Change in fair value of investments	$24,547	$8,619	$15,928
Change in fair value of investments were unrealized losses of $24.5 million and $8.6 million for the three months ended June 30, 2022 and 2021, respectively. The change of $15.9 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.
Change in fair value of debt and liability instruments

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Change in fair value of debt and liability instruments	$41,213	$4,585	$36,628
Change in fair value of debt and liability instruments were unrealized losses of $41.2 million and $4.6 million for the three months ended June 30, 2022 and 2021, respectively. Change in fair value of debt and liability instruments for the three months ended June 30, 2022 primarily consisted of an unrealized loss of $57.9 million relating to the NovaQuest facility which was primarily due to the impact of VTAMA approval in psoriasis, partially offset by an unrealized gain of $10.6 million relating to the warrant and earn-out
share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the three months ended June 30, 2021 primarily consisted of an unrealized loss of $5.1 million relating to the NovaQuest facility, which was largely due to the passage of time.
Gain on termination of Sumitomo Options

	Three Months Ended June 30,
	2022	2021	Change

	(in thousands)
Gain on termination of Sumitomo Options	$—	$(66,472)	$66,472
Gain on termination of Sumitomo Options was $66.5 million for the three months ended June 30, 2021 due to the completion of transactions contemplated by an Asset Purchase Agreement entered into with Sumitomo Pharma Co., Ltd. and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd.
Liquidity and Capital Resources
For the three months ended June 30, 2022 and 2021, we incurred net losses of $353.8 million and $101.1 million, respectively. As of June 30, 2022, we had cash and cash equivalents of approximately $1.9 billion and our accumulated deficit was approximately $3.1 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our revenue through June 30, 2022 has not been significant. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
Our short-term and long-term liquidity requirements as of June 30, 2022 included:

•	contractual payments related to our long-term debt (see Note 6, “Long-Term Debt” of our condensed consolidated financial statements);

•	obligations under our operating leases;

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $30.0 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with the purchase agreement of tapinarof between our subsidiary, Dermavant and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $48.2 million.

There have been no material changes to the commitments relating to our operating leases during the three months ended June 30, 2022 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 12, “Leases” in our Form
10-K.
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
In July 2022, Dermavant paid GSK £100.0 million (approximately $126 million on the date of achievement) for the regulatory milestone achieved as a result of FDA approval. Additionally, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem Biotech Inc. of CAD$25.0 million (approximately $20 million on the date of achievement) due within 60 calendar days of the invoice date. Payment for this milestone was made in August 2022.
Following the approval of VTAMA by the FDA in May 2022, Dermavant received $160.0 million in June 2022 pursuant to the terms of the revenue interest purchase and sale agreement (the “RIPSA”) entered with XYQ Luxco, NovaQuest
Co-Investment
Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant issued to the purchasers named therein the right to receive royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for $160.0 million in committed funding to be paid to Dermavant, conditioned on the approval of tapinarof by the FDA, which was achieved in May 2022. Dermavant used the RIPSA proceeds primarily for the payment of the milestone obligations to GSK and Welichem.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the discovery efforts, preclinical activities, clinical trials and potential commercialization of our product candidates. Additionally, we expect to incur significant commercialization expenses with respect to VTAMA. Our operating results, including our net losses, may fluctuate significantly from quarter-to-quarter
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
We expect to continue to finance our cash needs through a combination of our cash on hand and future equity offerings, debt financings, sales of subsidiaries, and proceeds received from collaborations, strategic alliances or marketing, distribution, licensing or similar arrangements with third parties. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide.
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
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2022 and 2021:

	Three Months Ended June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(252,082)	$(141,170)
Net cash used in investing activities	$(7,459)	$(2,339)
Net cash provided by financing activities	$141,976	$10,210

Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash
items and changes in working capital.
For the three months ended June 30, 2022, cash used in operating activities increased by $110.9 million to $252.1 million compared to the three months ended June 30, 2021. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of clinical programs, and to support the commercial launch of VTAMA.
Investing Activities
For the three months ended June 30, 2022 and 2021, cash used in investing activities was primarily related to the purchase of property and equipment.
Financing Activities
For the three months ended June 30, 2022, cash provided by financing activities increased by $131.8 million to $142.0 million compared to the three months ended June 30, 2021. This change was primarily driven by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022. During the three months ended June 30, 2021, proceeds were generated by the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc.
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
We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles. Except as discussed below, there have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2022 in our Form
10-K.
Product Revenue Reserves
We recognize revenue when the customer obtains control of the product, which occurs at a point in time, either upon shipment or delivery to the customer. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established that result from (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients. These reserves are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if amount is payable to the customer) or accrued expenses and other current liabilities (if amount is payable to a party other than a customer). Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of the adjustment.
We make significant estimates and judgments that materially affect our recognition of net product revenue. Claims by third-party payors for rebates, chargebacks and discounts may be submitted to us significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known. We will adjust our estimates based on new information, including information regarding actual rebates, chargebacks and discounts for our products, as it becomes available.
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
and
15d-15(e)
under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules
13a-15(f)
and
15d-15(f)
under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
For a description of our legal proceedings, refer to “Note 10—Commitments and Contingencies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

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
Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset. If we are a CFC (determined by disregarding certain downward attribution rules) and not publicly traded for the relevant taxable year, however, the test shall be applied based on the adjusted basis of our assets. Because our Common Shares should be considered to be “publicly traded” for the taxable years ending on March 31, 2022 and March 31, 2023, we would apply the 50% passive asset test using the fair market value of our assets. In addition, our status may also depend, in part, on how quickly we utilize our cash on-hand and
cash from future financings in our business.
Treasury regulations adopted in 2021 (the “2021 Regulations”) modify certain of the rules described above. The 2021 Regulations generally apply to taxable years of shareholders beginning on or after January 14, 2021. A shareholder, however, may choose to apply such rules for any open taxable year beginning before January 14, 2021, provided that, with respect to a
non-U.S.
corporation being tested for PFIC status, the shareholder consistently applies certain of the provisions of the 2021 Regulations and certain other Treasury regulations for such year and all subsequent years. Investors who are U.S. holders should consult their own tax advisors regarding the impact and applicability of the 2021 Regulations.
Based on the foregoing, with respect to the taxable year that ended on March 31, 2022, we believe that we were not a PFIC based in part on our belief that we were not classified as a CFC in the taxable year that ended on March 31, 2022 and based upon the fair market value of our assets, including any goodwill and intangible property, and the nature and composition of our income and assets.
Our status as a PFIC is a fact-intensive determination made on an annual basis, which is subject to uncertainties, including but not limited to the fact that the value of our assets for purposes of the PFIC determination may be affected by the trading value of our Common Shares, which could fluctuate significantly. The total value of our assets for purposes of the PFIC asset test frequently (though not invariably) may be inferred using the market price of our ordinary shares, which may fluctuate considerably and thereby affect the determination of our PFIC status for future taxable years. Our U.S. counsel expresses no opinion with respect to our PFIC status for the current or future taxable years. We will endeavor to determine our PFIC status for each taxable year and make such determination available to U.S. holders.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
On July 12, 2022, we issued 2,029,877 Common Shares to certain current and former equityholders of a newly acquired healthcare technology subsidiary of ours in connection with the closing of our acquisition of a controlling interest in the subsidiary, with an aggregate value of approximately $9.1 million.
We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Item 3.	Defaults Upon Senior Securities.
None.

Item 4.	Mine Safety Disclosures.
Not applicable.

Item 5.	Other Information.
None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1#†*	Employment Agreement between Roivant Sciences, Inc. and Mayukh Sukhatme, dated as of May 19, 2020	S-1/A	333-26	10.39	July 28, 2022

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.

†
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

*	Previously filed.
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
Date: August 15, 2022