Form 10-Q
period 2022-09-30
Roivant Sciences Ltd.
filed 2022-11-14
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40782

ROIVANT SCIENCES LTD.
(Exact name of Registrant as specified in its Charter)

Bermuda	98-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7th Floor 50 Broadway London SW1H 0DB United Kingdom	Not Applicable
(Address of principal executive offices)	(Zip Code)
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

As of November 10, 2022, the registrant had 725,418,787 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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

•	We have limited experience as a commercial company and the marketing and sale of VTAMA® (tapinarof) or any future products may be unsuccessful or less successful than anticipated.
•	We may not be successful in our efforts to acquire, in-license or discover new product candidates.
•	We face risks associated with the allocation of capital and personnel across our businesses.
•	We face risks associated with the Vant structure.
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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our limited operating history and risks involved in biopharmaceutical product development;
•	our limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);
•	our ability to raise additional capital to fund our business on acceptable terms or at all;
•
the receipt of proceeds from the sale of the Myovant Top-Up Shares (as defined below) to Sumitomo (as defined below) in connection with the previously announced acquisition of Myovant Sciences Ltd. by Sumitomo, expected to close in the first quarter of calendar year 2023;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,599,021	$2,060,400
Restricted cash	3,993	3,903
Other current assets	111,847	82,220
Total current assets	1,714,861	2,146,523
Property and equipment, net	39,171	25,905
Operating lease right-of-use assets	53,089	61,044
Restricted cash, net of current portion	9,632	9,731
Investments measured at fair value	246,609	325,834
Intangible assets, net	140,298	—
Other assets	11,874	16,092
Total assets	$2,215,534	$2,585,129
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$41,358	$34,583
Accrued expenses	128,815	127,531
Operating lease liabilities	11,395	11,398
Current portion of long-term debt (includes $27,130 accounted for under the fair value option at September 30, 2022)	35,754	—
Deferred revenue	8,373	10,147
Other current liabilities	5,049	708
Total current liabilities	230,744	184,367
Liability instruments measured at fair value	19,486	44,912
Operating lease liabilities, noncurrent	54,092	62,468
Long-term debt, net of current portion (includes $188,680 and $177,400 accounted for under the fair value option at September 30, 2022 and March 31, 2022, respectively)	376,058	210,025
Deferred revenue, noncurrent	11,901	13,740
Other liabilities	9,104	8,183
Total liabilities	701,385	523,695
Commitments and contingencies (Note 10)
Redeemable noncontrolling interest	—	22,491
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 704,386,981 and 694,975,965 shares issued and outstanding at September 30, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	4,538,635	4,421,614
Accumulated deficit	(3,387,123)	(2,763,724)
Accumulated other comprehensive income (loss)	9,089	(946)
Shareholders’ equity attributable to Roivant Sciences Ltd.	1,160,601	1,656,944
Noncontrolling interests	353,548	381,999
Total shareholders’ equity	1,514,149	2,038,943
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,215,534	$2,585,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Revenue, net	$12,533	$13,987	$16,852	$21,722
Operating expenses:
Cost of revenues	3,641	6,381	5,367	7,123
Research and development (includes $7,417 and $28,157 of share-based compensation expense for the three months ended September 30, 2022 and 2021 and $19,660 and $29,772 for the six months ended September 30, 2022 and 2021, respectively)	131,995	132,098	267,825	210,613
Acquired in-process research and development	—	122,161	—	122,272
Selling, general and administrative (includes $54,479 and $369,155 of share-based compensation expense for the three months ended September 30, 2022 and 2021 and $115,030 and $386,809 for the six months ended September 30, 2022 and 2021, respectively)	157,663	437,776	306,735	520,530
Total operating expenses	293,299	698,416	579,927	860,538
Loss from operations	(280,766)	(684,429)	(563,075)	(838,816)
Change in fair value of investments	54,678	(32,273)	79,225	(23,654)
Gain on sale of investment	—	(443,754)	—	(443,754)
Change in fair value of debt and liability instruments	(13,541)	13,145	27,672	17,730
Gain on termination of Sumitomo Options	—	—	—	(66,472)
Gain on deconsolidation of subsidiary	(16,762)	—	(16,762)	—
Other expense, net	8,615	3,692	10,331	3,558
Loss before income taxes	(313,756)	(225,239)	(663,541)	(326,224)
Income tax expense	2,165	401	6,164	494
Net loss	(315,921)	(225,640)	(669,705)	(326,718)
Net loss attributable to noncontrolling interests	(24,331)	(17,159)	(46,306)	(36,054)
Net loss attributable to Roivant Sciences Ltd.	$(291,590)	$(208,481)	$(623,399)	$(290,664)
Net loss per common share—basic and diluted(1)	$(0.42)	$(0.32)	$(0.89)	$(0.45)
Weighted average shares outstanding—basic and diluted(1)	699,888,061	650,225,764	697,894,414	650,041,993

(1)	Retroactively restated for the stock subdivision as described in Note 7.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Net loss	$(315,921)	$(225,640)	$(669,705)	$(326,718)
Other comprehensive income:
Foreign currency translation adjustment	3,752	2,545	9,519	106
Total other comprehensive income	3,752	2,545	9,519	106
Comprehensive loss	(312,169)	(223,095)	(660,186)	(326,612)
Comprehensive loss attributable to noncontrolling interests	(24,648)	(17,102)	(46,822)	(35,784)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(287,521)	$(205,993)	$(613,364)	$(290,828)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Company	—	—	—	(251)	—	—	251	—
Stock options exercised and equity awards vested and settled, net of tax withholding	—	4,739,781	—	(8,329)	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	(331,809)	(21,975)	(353,784)
Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$5,020	$(3,095,533)	$371,280	$1,755,391
Issuance of subsidiary common shares to the Company	—	—	—	(1,160)	—	—	1,160	—
Deconsolidation of subsidiary	(22,491)	—	—	—	—	—	—	—
Equity awards vested and settled	—	1,185,639	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Cash contributions to majority-owned subsidiaries	—	—	—	(1,080)	—	—	1,080	—
Share-based compensation	—	—	—	57,415	—	—	4,564	61,979
Foreign currency translation adjustment	—	—	—	—	4,069	—	(317)	3,752
Net loss	—	—	—	—	—	(291,590)	(24,331)	(315,921)
Balance at September 30, 2022	$—	704,386,981	$—	$4,538,635	$9,089	$(3,387,123)	$353,548	$1,514,149

		Shareholders’ Equity(1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contribution to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)
Balance at June 30, 2021	$22,491	651,576,293	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341
Issuance of the Company’s common shares upon closing of Business Combination and PIPE Financing, net of issuance costs	—	32,372,478	—	129,097	—	—	—	—	129,097
Issuance of the Company’s common shares related to settlement of transaction consideration	—	840,398	—	—	—	—	—	—	—
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	70,000	70,000
Issuance of subsidiary common and preferred shares to the Company	—	—	—	(52,189)	—	—	—	52,189	—
Payment of subscription receivable	—	—	—	(40,000)	100,000	—	—	40,000	100,000
Cash contribution to majority-owned subsidiaries	—	—	—	(2,590)	—	—	—	2,590	—
Share-based compensation	—	—	—	386,568	—	—	—	10,744	397,312
Repurchase of equity awards	—	—	—	—	—	—	—	(2,247)	(2,247)
Foreign currency translation adjustment	—	—	—	—	—	2,488	—	57	2,545
Net loss	—	—	—	—	—	—	(208,481)	(17,159)	(225,640)
Balance at September 30, 2021	$22,491	684,789,169	$—	$4,245,860	$—	$1,281	$(2,209,126)	$390,393	$2,428,408

(1)	Retroactively restated for the stock subdivision as described in Note 7.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(669,705)	$(326,718)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquired in-process research and development	—	72,107
Share-based compensation	134,773	416,581
Change in fair value of investments	79,225	(23,654)
Gain on sale of investment	—	(443,754)
Change in fair value of debt and liability instruments	27,672	17,730
Gain on deconsolidation of subsidiary	(16,762)	—
Gain on termination of Sumitomo Options	—	(61,472)
Depreciation and amortization	7,753	2,856
Non-cash lease expense	4,194	3,660
Other	8,716	758
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Accounts payable	6,774	56,510
Accrued expenses	1,447	18,569
Operating lease liabilities	(4,753)	(2,537)
Deferred revenue	(3,863)	(1,528)
Other	(17,183)	9,126
Net cash used in operating activities	(441,712)	(261,766)
Cash flows from investing activities:
Cash decrease upon deconsolidation of subsidiary	(3,615)	—
Proceeds from sale of investment	—	320,170
Milestone payments	(140,136)	—
Purchase of property and equipment	(10,560)	(5,100)
Net cash (used in) provided by investing activities	(154,311)	315,070
Cash flows from financing activities:
Proceeds from Business Combination and PIPE Financing	—	213,424
Proceeds from payment of subscription receivable	—	100,000
Proceeds from subsidiary debt financings, net of financing costs paid	159,899	36,400
Repayment of debt by subsidiary	(14,685)	(21,590)
Payment of offering and loan origination costs	(2,250)	(11,843)
Repurchase of equity awards	—	(2,247)
Taxes paid related to net settlement of equity awards	(8,329)	—
Net cash provided by financing activities	134,635	314,144
Net change in cash, cash equivalents and restricted cash	(461,388)	367,448
Cash, cash equivalents and restricted cash at beginning of period	2,074,034	2,141,676
Cash, cash equivalents and restricted cash at end of period	$1,612,646	$2,509,124
Non-cash investing and financing activities:
Offering costs included in accounts payable and accrued expenses	$—	$8,453
Issuance of the Company’s common shares and other consideration for an acquisition	$9,694	$—
Other	$691	$4,579

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

VTAMA® (tapinarof) was approved by the United States Food and Drug Administration (“FDA”) in May 2022 for the treatment of plaque psoriasis in adult patients.

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

(B) Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2022, the Company had cash and cash equivalents of approximately $1.6 billion and its accumulated deficit was approximately $3.4 billion. For the six months ended September 30, 2022 and 2021, the Company incurred net losses of $669.7 million and $326.7 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay the development of its product candidates or take other steps to conserve capital. The Company expects its existing cash and cash equivalents will be sufficient to fund its operating expenses and capital expenditure requirements into the second half of calendar year 2025.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the six months ended September 30, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, for any other interim period, or for any other future year.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of September 30, 2022 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

The Company has long-lived assets in different geographic locations. As of September 30, 2022 and March 31, 2022, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	March 31, 2022
Cash and cash equivalents	$1,599,021	$2,060,400
Restricted cash	13,625	13,634
Cash, cash equivalents and restricted cash	$1,612,646	$2,074,034

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

(K) Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones. These expenses were previously included in “Research and development” on the condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation.

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

Product revenue is included in “Revenue, net” on the accompanying condensed consolidated statements of operations.

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of September 30, 2022 and March 31, 2022. Trade receivables, net is included in “Other current assets” on the accompanying condensed consolidated balance sheets.

(M) Cost of Revenues

Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs. Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of product revenues through September 30, 2022 is included in “Cost of revenues” on the accompanying condensed consolidated statements of operations.

Note 3—Investments

Investment in Arbutus

In October 2017, pursuant to a subscription agreement entered into by RSL and Arbutus, RSL acquired 16,013,540 shares of common stock of Arbutus and 1,164,000 shares of Arbutus’ Series A participating convertible preferred shares, which converted into 22,833,922 shares of Arbutus common stock in October 2021. The Company accounts for its investment in Arbutus as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At September 30, 2022, RSL held approximately 25% of issued and outstanding shares of Arbutus.

At September 30, 2022 and March 31, 2022, the aggregate fair value of the Company’s investment in Arbutus was $74.2 million and $115.8 million, respectively. During the three and six months ended September 30, 2022, the Company recognized unrealized losses of $31.1 million and $41.6 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2021, the Company recognized unrealized gains of $48.9 million and $37.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on September 30, 2022 and March 31, 2022 of $1.91 and $2.98, respectively.

Investment in Sio

In February 2020, RSL’s ownership interest in Sio fell below 50.0%, and as a result, the Company deconsolidated Sio. The Company accounts for its investment in Sio as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Sio is considered a related party of the Company. At September 30, 2022, RSL held approximately 25% of Sio’s issued and outstanding common shares.

At September 30, 2022 and March 31, 2022, the fair value of the Company’s investment in Sio was $5.2 million and $12.4 million, respectively. During the three and six months ended September 30, 2022, the Company recognized unrealized losses on its investment in Sio of $1.5 million and $7.2 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2021, the Company recognized unrealized losses on its investment in Sio of $10.4 million and $8.2 million, respectively, in the accompanying condensed consolidated statements of operations. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on September 30, 2022 and March 31, 2022 of $0.28 and $0.67, respectively.

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

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake in Ciox Parent. As of September 30, 2022, the Company’s minority equity interest represented approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. As a result of the transaction, the Company recognized a gain on remeasurement of $443.8 million in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2021.

Following the completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of September 30, 2022 and March 31, 2022, the fair value of the Company’s investment was $165.0 million and $193.9 million, respectively. During the three and six months ended September 30, 2022, the Company recognized unrealized losses on its investment in Datavant of $21.9 million and $28.9 million, respectively, in the accompanying condensed consolidated statements of operations.  During the three and six months ended September 30, 2021, the Company recognized an unrealized loss on its investment of $4.1 million. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 12, “Fair Value Measurements” for more information.

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

Following the FDA approval of VTAMA in May 2022, the Company became obligated to pay a regulatory milestone to GSK of £100.0 million (approximately $126 million on the date of achievement) following the receipt of marketing approval of VTAMA in the United States. The milestone was paid in July 2022.

Additionally, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem Biotech Inc. of CAD$25.0 million (approximately $20 million on the date of achievement). The milestone was paid in August 2022.

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	Remaining Weighted Average Estimated Useful Lives	September 30, 2022
Gross amount	16.1 years	$143,206
Less: accumulated amortization		(2,908)
Net book value		$140,298

The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Amortization expense was $2.2 million and $2.9 million for the three and six months ended September 30, 2022, respectively, and was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $4.3 million for the remainder of the year ended March 31, 2023, $8.7 million for each of the years ended from March 31, 2024 through March 31, 2027 and $101.2 million thereafter.

Note 5—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at September 30, 2022 and March 31, 2022 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Prepaid expenses	$70,300	$53,370
Trade receivables, net	25,036	3,878
Income tax receivable	2,331	2,854
Other	14,180	22,118
Total other current assets	$111,847	$82,220

(B) Accrued Expenses

Accrued expenses at September 30, 2022 and March 31, 2022 consisted of the following (in thousands):

	September 30, 2022	March 31, 2022
Research and development expenses	$66,920	$66,188
Compensation-related expenses	27,839	44,262
Other expenses	34,056	17,081
Total accrued expenses	$128,815	$127,531

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

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of September 30, 2022 and March 31, 2022, the fair value of the debt was $215.8 million and $177.4 million, respectively. Refer to Note 12, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest is as follows (in thousands):

	September 30, 2022	March 31, 2022
Fair value of long-term debt	$215,810	$177,400
Less: current portion	(27,130)	—
Total long-term debt, net	$188,680	$177,400

Credit Facility with XYQ Luxco

In May 2021, Dermavant entered into a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of September 30, 2022. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco are as follows (in thousands):

	September 30, 2022	March 31, 2022
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(11,322)	(12,375)
Total debt, net	33,678	32,625
Less: current portion	—	—
Total long-term debt, net	$33,678	$32,625

Revenue Interest Purchase and Sale Agreement

In May 2021, Dermavant, as seller, entered into a $160.0 million revenue interest purchase and sale agreement (the “RIPSA”) for its investigational product tapinarof with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for $160.0 million in committed funding, which was paid to Dermavant in June 2022 following the approval of tapinarof by the FDA.

The transaction is accounted for as debt. Over the term of the arrangement, the effective interest rate will be updated prospectively each reporting period based on the carrying amount of the note, payments made to date, and the estimated remaining cash flows related to the note.

The RIPSA carrying balance is as follows (in thousands):

September 30, 2022
Carrying balance	$167,206
Less: unamortized issuance costs	(4,882)
Total debt, net	162,324
Less: current portion	(8,624)
Total long-term debt, net	$153,700

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

(B) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of September 30, 2022, the Company had $400.0 million of remaining capacity available under the ATM Facility.

The Company had previously entered into a committed equity facility (the “Cantor Facility”) with an affiliate of Cantor Fitzgerald & Co. (“Cantor”) on February 14,2022. Under the terms of the Cantor Facility, Cantor committed to purchase up to an aggregate of $250.0 million in the Company’s common shares from time to time at the request of the Company, subject to certain limitations and the satisfaction of certain conditions. In connection with the Company’s entry into the Sales Agreement with Cowen, the Company elected to terminate the Cantor Facility, effective as of October 5, 2022.

(C) Disposal of Cytovant

In July 2022, the Company exited its operations in Cytovant Sciences HK Limited (“Cytovant”) by transferring all of its equity interest to certain investors holding Series A-1 preference shares of Cytovant in exchange for nominal consideration. As a result of this transaction, the Company deconsolidated Cytovant and recorded a gain on deconsolidation of $16.8 million, primarily as a result of relieving its redeemable noncontrolling interest.

Note 8—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentives plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At September 30, 2022, a total of 10,635,304 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance options under the RSL Equity Plans for the six months ended September 30, 2022 is as follows:

Number of Options
Options outstanding at March 31, 2022	80,364,904
Granted	74,708,623
Forfeited/Canceled	(237,470)
Options outstanding at September 30, 2022	154,836,057
Options exercisable at September 30, 2022	51,611,787

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the six months ended September 30, 2022 is as follows:

Number of Shares
Non-vested balance at March 31, 2022	21,956,749
Granted	9,666,571
Vested	(3,880,500)
Forfeited	(2,528,054)
Non-vested balance at September 30, 2022	25,214,766

Capped Value Appreciation Rights

March 2020 CVAR Grants

In March 2020, the Company granted capped value appreciation rights (“CVARs”) that will pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. On March 30, 2022, the Company amended the outstanding CVARs that were granted in March 2020. Pursuant to the amendment, in the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the applicable hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date. As of September 30, 2022, there are 9,855,774 non-service-vested CVARs and 22,156,222 service-vested CVARs relating to the March 2020 grants. The hurdle price was not satisfied for these service-vested CVARs and as such they remain outstanding.

November 2021 CVAR Grants

Activity for CVARs under the RSL 2021 EIP for the six months ended September 30, 2022 is as follows:

Number of CVARs
Non-vested balance at March 31, 2022	6,285,250
Vested	(1,928,472)
Forfeited	(296,650)
Non-vested balance at September 30, 2022	4,060,128

(B) Subsidiary Equity Incentive Plans

Certain wholly owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $12.6 million and $24.1 million for the three and six months ended September 30, 2022, respectively, and $11.3 million and $19.5 million for the three and six months ended September 30, 2021, respectively.

Note 9—Income Taxes

The Company’s effective tax rate for the three and six months ended September 30, 2022 was (0.7)% and (0.9)%, respectively, and the effective tax rate for the three and six months ended September 30, 2021 was (0.2)% and (0.2)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 10—Commitments and Contingencies

(A) Commitments

In conjunction with the purchase agreement of tapinarof between the Company’s subsidiary, Dermavant, and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of September 30, 2022, the minimum purchase commitment related to these agreements is estimated to be approximately $43.7 million.

In November 2021, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of September 30, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of September 30, 2022, the remaining minimum payments for this software subscription are $30.0 million.

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

The Company also has commitments relating to its long-term debt and operating leases. Refer to Note 6, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s operating leases during the six months ended September 30, 2022 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 12, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Immunovant Securities Litigation

In February 2021, a putative securities class action complaint was filed against Immunovant and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired Immunovant’s securities from October 2, 2019 and February 1, 2021. The complaint alleged that Immunovant and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On December 29, 2021, the U.S. District Court appointed a lead plaintiff. On February 1, 2022, the lead plaintiff filed an amended complaint adding both (i) the Company and (ii) Immunovant’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a putative class consisting of those who purchased or otherwise acquired Immunovant’s securities pursuant and/or traceable to Immunovant’s follow-on public offering on or about September 2, 2020. On March 15, 2022, the lead plaintiff filed a further amended complaint. On May 27, 2022, the defendants, including the Company, filed motions to dismiss that amended complaint. The fully briefed motion to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition and defendants’ replies were filed with the court on September 9, 2022. No hearing date has been set. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. filed a lawsuit in the U.S. District Court for the Southern District of New York against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that U.S. Patents 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272 and 11,141,378 are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion is expected to be complete in mid-November. Each of Genevant and Arbutus intend to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2022 and March 31, 2022.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of September 30, 2022, no Earn-Out Shares have vested.

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

The Private Placement Warrants and Public Warrants require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of September 30, 2022, 60,021 Public Warrants have been exercised and none redeemed.

Note 12—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2022 and March 31, 2022, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2022				As of March 31, 2022
	Level 1	Level 2	Level 3	Balance as of September 30, 2022	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Money market funds	$1,222,901	$—	$—	$1,222,901	$1,297,844	$—	$—	$1,297,844
Investment in Datavant Class A units	—	—	165,021	165,021	—	—	193,963	193,963
Investment in Sio common shares	5,202	—	—	5,202	12,447	—	—	12,447
Investment in Arbutus common shares	74,198	—	—	74,198	115,765	—	—	115,765
Other investment	2,188	—	—	2,188	3,659	—	—	3,659
Total assets at fair value	$1,304,489	$—	$165,021	$1,469,510	$1,429,715	$—	$193,963	$1,623,678
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$215,810	$215,810	$—	$—	$177,400	$177,400
Liability instruments measured at fair value(1)	7,985	—	11,501	19,486	18,019	—	26,893	44,912
Total liabilities at fair value	$7,985	$—	$227,311	$235,296	$18,019	$—	$204,293	$222,312

(1)
At September 30, 2022, Level 1 includes the fair value of the Public Warrants of $8.0 million, and Level 3 includes the fair value of the Earn-Out Shares of $4.7 million, Private Placement Warrants of $4.1 million, and other liability instruments issued of $2.7 million. At March 31, 2022, Level 1 includes the fair value of the Public Warrants of $18.0 million, and Level 3 includes the fair value of the Earn-Out Shares of $9.2 million, Private Placement Warrants of $9.1 million, and other liability instruments issued of $8.6 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the six months ended September 30, 2022.

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

The changes in fair value of the Level 3 assets during the six months ended September 30, 2022 and 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of investment in Datavant at recognition date	224,147
Changes in fair value of investment in Datavant, included in net loss	(4,172)
Balance at September 30, 2021	$219,975

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(28,942)
Balance at September 30, 2022	$165,021

The changes in fair value of the Level 3 liabilities during the six months ended September 30, 2022 and 2021 were as follows (in thousands):

Balance at March 31, 2021	$217,993
Fair value of liability instrument issued	38,634
Changes in fair value of debt and liability instruments, included in net loss	17,730
Termination of Sumitomo Options	(61,472)
Balance at September 30, 2021	$212,885

Balance at March 31, 2022	$204,293
Payments related to long-term debt	(14,687)
Changes in fair value of debt and liability instruments, included in net loss	37,705
Balance at September 30, 2022	$227,311

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

	Point Estimate Used
Input	As of September 30, 2022	As of March 31, 2022
Volatility	100.0%	110.0%
Risk-free rate	4.18%	1.62%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of September 30, 2022 and March 31, 2022 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

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

	Point Estimate Used
Input	As of September 30, 2022	As of March 31, 2022
Volatility	78.2%	82.3%
Risk-free rate	4.16%	2.43%

As of September 30, 2022, the fair value of the Earn-Out Shares was $4.7 million.Earn-Out Shares are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

	Point Estimate Used
Input	As of September 30, 2022	As of March 31, 2022
Volatility	58.8%	56.5%
Risk-free rate	4.16%	2.43%
Term (in years)	4.00	4.50

As of September 30, 2022, the fair value of the Private Placement Warrants was $4.1 million. The Private Placement Warrants are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Note 13—Other Expense, Net

Other expense, net was as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2022	2021	2022	2021
Interest income	$(5,670)	$(62)	$(7,651)	$(133)
Interest expense	8,335	1,552	10,947	4,065
Other expense (income)	5,950	2,202	7,035	(374)
Total	$8,615	$3,692	$10,331	$3,558
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

As of September  30, 2022 and 2021, potentially dilutive securities were as follows:

	September 30, 2022	September 30, 2021
Stock options and performance stock options	154,836,057	79,901,448
Restricted stock units and performance stock units (non-vested)	25,214,766	22,124,997
March 2020 CVARs(1)	32,011,996	32,447,626
November 2021 CVARs	4,060,128	—
Restricted common stock (non-vested)	772,018	1,720,090
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	10,214,365	10,214,365
Public Warrants	20,475,875	20,535,896
Other stock based awards and instruments issued	6,209,162	5,164,558

(1)	Refer to Note 8, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 15—Subsequent Events

In October 2022, Immunovant completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at a price to the public of $6.00 per share, for net proceeds to Immunovant of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

In October 2022, Myovant Sciences Ltd. (“Myovant”) entered into an agreement with Sumitovant Biopharma (“Sumitovant”), its majority shareholder, under which Sumitovant would acquire the remaining shares of Myovant not already owned by Sumitovant at a price of $27.00 per share in a cash transaction. Sumitovant and Myovant have announced that they expect the transaction to close in the first quarter of calendar year 2023, subject to customary closing conditions, including obtaining certain regulatory approvals, and approval by Myovant shareholders holding a majority of the outstanding shares not owned by Sumitovant or its affiliates. Under the terms of a Share Return Agreement dated December 27, 2019 between Roivant and Sumitomo Pharma, pursuant to which Roivant retains certain economic rights in respect of 4,243,005 Myovant common shares, in connection with the closing of the transaction, Roivant expects to receive approximately $114.5 million.

In November 2022, the Company completed an underwritten primary and secondary public offering of 30,000,000 common shares of RSL at a price to the public of $5.00 per share. Of these common shares, 20,000,000 were sold by RSL and 10,000,000 were sold by certain selling shareholders. Total gross proceeds from the offering before deducting underwriting discounts and commissions and other offering expenses were $150 million, consisting of total gross proceeds to RSL of $100 million and total gross proceeds to the selling shareholders of $50 million. In addition, the Company has granted the underwriter a 30-day option to purchase up to $22.5 million additional common shares.

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

Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology and oncology, and modalities, including biologics, topicals and bifunctional small molecules. We have launched and taken public multiple Vants, resulting in an aggregate ownership stake of approximately $565.2 million in our publicly-traded Vants as of September 30, 2022 (inclusive of the value of certain shares of Myovant Sciences Ltd. as to which Roivant has a return right under certain circumstances (the “Myovant Top-Up Shares”)). The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.

Since our founding in 2014, we have:

•	commercially launched VTAMA® (tapinarof) cream 1% for the treatment of plaque psoriasis in adults;

•	conducted nine international Phase 3 trials, the last eight of which have been successful;

•	consummated a $3 billion upfront partnership with Sumitomo Pharma (“Sumitomo”);

•	received six FDA approvals for drugs developed by Vants launched by Roivant, including VTAMA and four drugs that received FDA approval after their transfer to Sumitomo;

•	built a broad and differentiated pipeline of drugs and drug candidates ranging from early discovery to commercial stage; and

•	launched Roivant Discovery, our small molecule discovery engine, consisting of a collection of advanced computational physics capabilities, integrated with an in-house wet lab facility.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA® (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA® (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2†
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2†
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
Batoclimab	Warm Autoimmune Hemolytic Anemia	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Preclinical
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2

Note: All preclinical and clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing preclinical and clinical trials and expected upcoming trials.

†	Indicates potentially registrational trials.

Our small molecule discovery engine, Roivant Discovery, is powered by leading computational physics and machine learning (“ML”) capabilities for in silico drug design. It is organized into a number of Vants, each focused on a different modality or discovery technology:

•	Proteovant: Discovery and development of targeted protein degraders

•	VantAI: Next generation geometric deep learning for industry leading ternary complex modeling and evolutionarily guided rational molecular glue design

•	Covant: Emulating biology, we harness covalency to allosterically imprint and prosecute hard-to-drug targets.

•	Psivant: Using QUAISAR, our computational physics platform, to drive small molecule therapeutic discovery for de-risked biological targets

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of September 30, 2022.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Dermavant	100%		85%
Immunovant	63	%[3]†	55	%[3]†
Priovant	75%		70%
Proteovant	60%		54%
Genevant	83%		65%
Kinevant	88%		82%
Hemavant	100%		100%
Affivant	100%		98%
Covant	100%		100%
Psivant	100%		100%
Arbutus	25%[3]		23%[3]
Lokavant	87%		71%
Datavant	*		*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
As of September 30, 2022, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

†
In October 2022, Immunovant completed an offering of 12.5 million shares of common stock for total gross proceeds of $75.0 million. Giving effect to this offering, Roivant has 57% basic ownership and 51% fully diluted ownership of Immunovant.

We have a robust calendar of potential near-term catalysts, including the items set forth below.

Program	Vant	Catalyst	Expected Timing
VTAMA® (tapinarof)	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
Roivant Discovery	Roivant	Updates on discovery programs and technology	Ongoing
VTAMA® (tapinarof)	Dermavant	Topline data from Phase 3 trials in atopic dermatitis	1H 2023
IMVT-1402	Immunovant	Initial data from Phase 1 trial	Mid 2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2 trial in systemic lupus erythematosus	2H 2023
Batoclimab	Immunovant	Initial data from Phase 2 trial in Graves’ disease	2H 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk MDS	2H 2023
Batoclimab	Immunovant	Initial data from pivotal Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1H 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	1H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments

•
Roivant: On November 8, priced $150 million total gross primary and secondary offering, consisting of gross primary proceeds to Roivant of $100 million. Roivant continued its cost optimization and pipeline reprioritization initiatives initially announced in June 2022 in order to focus capital on the most valuable and meaningful opportunities in the pipeline, while maintaining the financial flexibility to opportunistically in-license assets. Roivant expects that its consolidated cash, cash equivalents and restricted cash of $1.6 billion at September 30, 2022, or $1.9 billion after giving effect to subsequent Roivant and Immunovant follow-on offerings and anticipated proceeds from the sale of Myovant equity rights to Sumitomo Pharma, along with continued cost savings initiatives, support cash runway into second half of calendar year 2025.

•
Dermavant: Through November 4, VTAMA has had over 54,000 prescriptions written by approximately 6,400 unique prescribers, based on IQVIA data. For the quarter ended September 30, 2022, Roivant reported VTAMA net product revenue of $5.0 million, representing a gross-to-net yield of approximately 12%. Dermavant also entered into a reimbursement contract with one of the three largest PBMs, effective October 1, 2022. Finally, Dermavant announced results from its maximal use pharmacokinetic study of VTAMA in atopic dermatitis, which showed minimal to no systemic absorption and favorable tolerability when used in pediatric patients down to age two.

•
Priovant: Completed enrollment for its ongoing potentially registrational global trial evaluating oral brepocitinib for the treatment of SLE in August 2022. Oral brepocitinib is a potential first-in-class dual, selective inhibitor of TYK2 and JAK1 licensed from Pfizer that has been evaluated in 14 completed Phase 1 and Phase 2 trials, including 5 placebo-controlled Phase 2 trials in psoriatic arthritis, plaque psoriasis, ulcerative colitis, alopecia areata and hidradenitis suppurativa that generated statistically significant and clinically meaningful efficacy results. With over 1,000 patients exposed in these studies, brepocitinib showed a safety and tolerability profile in line with other class agents. Priovant is also developing oral brepocitinib for the treatment of dermatomyositis, for which it recently initiated a single potentially registrational Phase 3 trial.

•
Immunovant: At Roivant’s Investor Day on September 28, Immunovant unveiled IMVT-1402, a next generation anti-FcRn which showed deep IgG lowering similar to batoclimab with no or minimal impact observed on albumin and LDL levels in a head-to-head animal study with batoclimab and placebo. Additionally, on September 7 Immunovant unveiled two new development programs for batoclimab in Graves’ disease and chronic inflammatory demyelinating polyneuropathy (CIDP). Immunovant also completed a $75.0 million follow-on offering in October, with leading life sciences investors including Logos Capital, Deep Track Capital, Frazier Life Sciences, TCGX, BVF Partners, and Commodore Capital participating.

•
Genevant: On November 2, the federal district court in Delaware issued an opinion and order in the patent infringement suit brought by Genevant and Arbutus against Moderna. The court denied Moderna’s partial motion to dismiss the suit based on the government-contractor defense under 28 U.S.C. Section 1498, which was an attempt by Moderna to shift liability for an unspecified portion its alleged infringement to the US government and taxpayers. The case is now expected to proceed to the pre-trial discovery phase.

•
Proteovant: Disclosed today data from its preclinical estrogen receptor (ER) degrader demonstrating equal or better tumor reduction in an in vivo model in a head-to-head comparison with the most advanced degrader in its class.

•
Affivant: Affivant and Affimed jointly unveiled AFVT-2101 at the Society for Immunotherapy of Cancer (SITC) Annual Meeting in Boston on November 8. AFVT-2101 is a tetravalent, bispecific ICE® (innate cell engager) that selectively targets folate receptor alpha (FRα) and CD16A (FcγR3A). AFVT-2101 directs innate immune cells to kill tumor cells selectively and potently with a wide range of FRα expression. Due to the high avidity for CD16A, AFVT-2101 is more efficacious and potent in both antibody-dependent cellular cytotoxicity (ADCC) and antibody-dependent cellular phagocytosis (ADCP) assays than farletuzumab, a monoclonal antibody targeting FRα.

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

•	Unallocated internal costs, including:

◦	employee-related expenses, such as salaries, share-based compensation, and benefits, for research and development personnel; and

◦	other expenses that are not allocated to a specific program.

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

Acquired in-process research and development expenses

Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones. These expenses were previously recorded in "Research and development" on the condensed consolidated statements of operations. Prior periods have been revised to conform to the current period presentation.

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

Change in fair value of investments

Change in fair value of investments includes the unrealized loss (gain) on equity investments in publicly-traded companies, including Arbutus Biopharma Corporation (“Arbutus”) and Sio Gene Therapies Inc. (“Sio”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business (“Datavant”), following Datavant’s merger with a wholly-owned subsidiary of Heracles Parent, L.L.C., the parent company of CIOX Health, (the “Datavant Merger”) in July 2021 at which point our minority equity interest in Datavant became subject to the equity method of accounting. We have elected the fair value option to account for these investments.

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

Gain on deconsolidation of subsidiary

Gain on deconsolidation of subsidiary resulted from the determination that we no longer had a controlling financial interest in Cytovant Sciences HK Limited (“Cytovant”) as of July 2022.

Other expense, net

Other expense, net consists of interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, interest income on our cash and cash equivalents, and other miscellaneous expense.

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

Results of Operations

Comparison of the three and six months ended September 30, 2022 and 2021

The following table sets forth our results of operations for the three months ended September 30, 2022 and 2021:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue, net	$12,533	$13,987	$(1,454)
Operating expenses:
Cost of revenues	3,641	6,381	(2,740)
Research and development	131,995	132,098	(103)
Acquired in-process research and development	—	122,161	(122,161)
Selling, general and administrative	157,663	437,776	(280,113)
Total operating expenses	293,299	698,416	(405,117)

Loss from operations	(280,766)	(684,429)	403,663

Change in fair value of investments	54,678	(32,273)	86,951
Gain on sale of investment	—	(443,754)	443,754
Change in fair value of debt and liability instruments	(13,541)	13,145	(26,686)
Gain on deconsolidation of subsidiary	(16,762)	—	(16,762)
Other expense, net	8,615	3,692	4,923
Loss before income taxes	(313,756)	(225,239)	(88,517)
Income tax expense	2,165	401	1,764
Net loss	(315,921)	(225,640)	(90,281)
Net loss attributable to noncontrolling interests	(24,331)	(17,159)	(7,172)
Net loss attributable to Roivant Sciences Ltd.	$(291,590)	$(208,481)	$(83,109)

The following table sets forth our results of operations for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands)
Revenue, net	$16,852	$21,722	$(4,870)
Operating expenses:
Cost of revenues	5,367	7,123	(1,756)
Research and development	267,825	210,613	57,212
Acquired in-process research and development	—	122,272	(122,272)
Selling, general and administrative	306,735	520,530	(213,795)
Total operating expenses	579,927	860,538	(280,611)

Loss from operations	(563,075)	(838,816)	275,741
Change in fair value of investments	79,225	(23,654)	102,879
Gain on sale of investment	—	(443,754)	443,754
Change in fair value of debt and liability instruments	27,672	17,730	9,942
Gain on termination of Sumitomo Options	—	(66,472)	66,472
Gain on deconsolidation of subsidiary	(16,762)	—	(16,762)
Other expense, net	10,331	3,558	6,773
Loss before income taxes	(663,541)	(326,224)	(337,317)
Income tax expense	6,164	494	5,670
Net loss	(669,705)	(326,718)	(342,987)
Net loss attributable to noncontrolling interests	(46,306)	(36,054)	(10,252)
Net loss attributable to Roivant Sciences Ltd.	$(623,399)	$(290,664)	$(332,735)

Variance analysis for three and six months ended September 30, 2022 and 2021

Revenue, net

For the three months ended September 30, 2022 and 2021, our revenue consisted of the following:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
VTAMA revenues, net	$4,969	$—	$4,969
License, milestone, and other revenue	7,564	13,987	(6,423)
Total revenue, net	$12,533	$13,987	$(1,454)

For the six months ended September 30, 2022 and 2021, our revenue consisted of the following:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands)
VTAMA revenues, net	$5,110	$—	$5,110
License, milestone, and other revenue	11,742	21,722	(9,980)
Total revenue, net	$16,852	$21,722	$(4,870)

Revenue, net decreased by $1.5 million to $12.5 million for the three months ended September 30, 2022 compared to $14.0 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, revenue included $5.0 million of net product revenues for VTAMA, following the commercial launch in May 2022, with the remaining amount relating primarily to licensing arrangements. During the three months ended September 30, 2021, revenue was largely driven by the recognition of upfront payments received in connection with license agreements.

Revenue, net decreased by $4.9 million to $16.9 million for the six months ended September 30, 2022 compared to $21.7 million for the six months ended September 30, 2021. During the six months ended September 30, 2022, revenue included $5.1 million of net product revenues for VTAMA, following the commercial launch in May 2022, with the remaining amount relating primarily to licensing arrangements. During the six months ended September 30, 2021, revenue was largely driven by the recognition of upfront payments received in connection with license agreements.

Cost of revenues

For the three months ended September 30, 2022 and 2021, our cost of revenues consisted of the following:

	Three Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of product and other revenues	$1,441	$6,381	$(4,940)
Amortization of intangible assets	2,200	—	2,200
Cost of revenues	$3,641	$6,381	$(2,740)

For the six months ended September 30, 2022 and 2021, our cost of revenues consisted of the following:

	Six Months Ended September 30,
	2022	2021	Change
	(in thousands)
Cost of product and other revenues	$2,425	$7,123	$(4,698)
Amortization of intangible assets	2,942	—	2,942
Cost of revenues	$5,367	$7,123	$(1,756)

Cost of revenues decreased by $2.7 million to $3.6 million for the three months ended September 30, 2022 compared to $6.4 million for the three months ended September 30, 2021. During the three months ended September 30, 2022, cost of revenues included $0.5 million of costs relating to the sale of VTAMA as well as $2.2 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022. During the three months ended September 30, 2021, cost of revenues was primarily related to our collaboration and license agreements.

Cost of revenues decreased by $1.8 million to $5.4 million for the six months ended September 30, 2022 compared to $7.1 million for the six months ended September 30, 2021. During the six months ended September 30, 2022, cost of revenues included $0.7 million of costs relating to the sale of VTAMA as well as $2.9 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022. During the six months ended September 30, 2021, cost of revenues was primarily related to our collaboration and license agreements.

Research and development expenses

For the three months ended September 30, 2022 and 2021, our research and development expenses consisted of the following:

	Three Months Ended September 30,
	2022	2021(1)	Change
	(in thousands)
Program-specific costs:
FcRn programs(2)	$19,502	$9,781	$9,721
Tapinarof	12,543	28,566	(16,023)
Brepocitinib	8,592	41	8,551
Namilumab	5,091	795	4,296
RVT-2001	4,646	—	4,646
AFVT-2101	3,350	1,353	1,997
ARU-1801(3)	1,917	7,197	(5,280)
LSVT-1701(3)	1,085	4,454	(3,369)
ARU-2801	—	3,334	(3,334)
Other program-specific costs	24,631	16,971	7,660
Total program-specific costs	81,357	72,492	8,865

Unallocated internal costs:
Share-based compensation	7,417	28,157	(20,740)
Personnel-related expenses	35,268	23,760	11,508
Other expenses	7,953	7,689	264
Total research and development expenses	$131,995	$132,098	$(103)

(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.
(3) Reflects a discontinued program.

For the six months ended September 30, 2022 and 2021, our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2022	2021(1)	Change
	(in thousands)
Program-specific costs:
FcRn programs(2)	$30,097	$20,309	$9,788
Tapinarof	22,983	38,323	(15,340)
Brepocitinib	20,894	41	20,853
ARU-1801(3)	11,764	9,475	2,289
LSVT-1701(3)	7,173	5,820	1,353
RVT-2001	6,769	—	6,769
AFVT-2101	6,662	6,104	558
Namilumab	6,109	1,605	4,504
ARU-2801	3,456	4,636	(1,180)
Other program-specific costs	45,953	34,083	11,870
Total program-specific costs	161,860	120,396	41,464

Unallocated internal costs:
Share-based compensation	19,660	29,772	(10,112)
Personnel-related expenses	69,715	45,852	23,863
Other expenses	16,590	14,593	1,997
Total research and development expenses	$267,825	$210,613	$57,212

(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.
(3) Reflects a discontinued program.

Research and development expenses decreased by $0.1 million to $132.0 million for the three months ended September 30, 2022 compared to $132.1 million for the three months ended September 30, 2021, primarily due to a decrease in share-based compensation of $20.7 million, offset by increases in personnel-related expenses of $11.5 million and program-specific costs of $8.9 million.

The decrease of $20.7 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination, resulting in the recognition of a one-time catch-up expense of $22.9 million during the three months ended September 30, 2021 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination.

The increase of $11.5 million in personnel-related expenses largely reflects additional resources to support the progression of our programs and drug discovery.

The increase of $8.9 million in program-specific costs largely reflects the progression of our programs and drug discovery, including Immunovant’s FcRn programs and Priovant’s brepocitinib program. The asset acquisition of brepocitinib was completed in September 2021. Increases in program-specific costs were partially offset by certain decreases, including $16.0 million for Dermavant’s tapinarof program, which was primarily due to a large purchase of clinical product and commercial active pharmaceutical ingredient during the three months ended September 30, 2021. Further decreases reflect the discontinued development of several programs, including ARU-1801, LSVT-1701, DMVT-502, DMVT-503, DMVT-504, and CVT-TCR-01.

Research and development expenses increased by $57.2 million to $267.8 million for the six months ended September 30, 2022 compared to $210.6 million for the six months ended September 30, 2021, primarily due to increases in program specific costs of $41.5 million and personnel-related expenses of $23.9 million, partially offset by a decrease in share-based compensation of $10.1 million.

The increase of $41.5 million in program-specific costs largely reflects the progression of our programs and drug discovery, including Immunovant’s FcRn programs and Priovant’s brepocitinib program. The asset acquisition of brepocitinib was completed in September 2021. Increases in program-specific costs were partially offset by certain decreases, including $15.3 million for Dermavant’s tapinarof program, which was primarily due to a large purchase of clinical product and commercial active pharmaceutical ingredient during the six months ended September 30, 2021.

The increase of $23.9 million in personnel-related expense largely reflects additional resources to support the progression of our programs and drug discovery.

The decrease of $10.1 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination, resulting in the recognition of a one-time catch-up expense of $22.9 million during the six months ended September 30, 2021 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. This decrease was partially offset by continued vesting of the equity instruments.

Acquired in-process research and development expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Acquired in-process research and development expenses	$—	$122,161	$(122,161)	$—	$122,272	$(122,272)

During the three and six months ended September 30, 2021, acquired in-process research and development expense was $122.2 million and $122.3 million, respectively, and primarily included consideration for the purchase of IPR&D of $82.1 million relating to the acquisition of brepocitinib by Priovant and a one-time milestone expense of C$50.0 million (approximately $39 million) due to the achievement of a development milestone related to Dermavant’s tapinarof program.

Selling, general and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$157,663	$437,776	$(280,113)	$306,735	$520,530	$(213,795)

Selling, general and administrative expenses decreased by $280.1 million to $157.7 million for the three months ended September 30, 2022 compared to $437.8 million for the three months ended September 30, 2021, primarily due to a decrease in share-based compensation expense of $314.7 million, partially offset by higher selling, general and administrative expenses at Dermavant as a result of the commercial launch of VTAMA. The decrease in share-based compensation resulted from the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination in September 2021, resulting in the recognition of a one-time catch-up expense of $350.0 million during the three months ended September 30, 2021 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. This decrease was partially offset by continued vesting of the equity instruments.

Selling, general and administrative expenses decreased by $213.8 million to $306.7 million for the six months ended September 30, 2022 compared to $520.5 million for the six months ended September 30, 2021, primarily due to a decrease in share-based compensation expense of $271.8 million, partially offset by higher selling, general and administrative expenses at Dermavant as a result of the commercial launch of VTAMA. The decrease in share-based compensation resulted from the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination in September 2021, resulting in the recognition of a one-time catch-up expense of $350.0 million during the six months ended September 30, 2021 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. This decrease was partially offset by continued vesting of the equity instruments.

Change in fair value of investments

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$54,678	$(32,273)	$86,951	$79,225	$(23,654)	$102,879

Change in fair value of investments was an unrealized loss of $54.7 million and an unrealized gain of $32.3 million for the three months ended September 30, 2022 and 2021, respectively. The change of $87.0 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.

Change in fair value of investments was an unrealized loss of $79.2 million and an unrealized gain of $23.7 million for the six months ended September 30, 2022 and 2021, respectively. The change of $102.9 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.

Gain on sale of investment

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on sale of investment	$—	$(443,754)	$443,754	$—	$(443,754)	$443,754

Gain on sale of investment was $443.8 million for the three and six months ended September 30, 2021 due to the Datavant Merger in July 2021 at which point we received $320 million in cash and a minority equity stake in the combined company.

Change in fair value of debt and liability instruments

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$(13,541)	$13,145	$(26,686)	$27,672	$17,730	$9,942

Change in fair value of debt and liability instruments was unrealized gain of $13.5 million and unrealized loss $13.1 million for the three months ended September 30, 2022 and 2021, respectively. Change in fair value of debt and liability instruments for the three months ended September 30, 2022 primarily consisted of an unrealized gain of $4.8 million relating to the NovaQuest facility, which was largely due to increased interest rates, and an unrealized gain of $8.8 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the three months ended September 30, 2021 primarily consisted of an unrealized loss of $13.0 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate.

Change in fair value of debt and liability instruments were unrealized losses of $27.7 million and $17.7 million for the six months ended September 30, 2022 and 2021, respectively. The change in fair value of debt and liability instruments for the six months ended September 30, 2022 primarily consisted of unrealized loss of $53.1 million relating to the NovaQuest facility which was primarily due to the impact of VTAMA approval in psoriasis, partially offset by an unrealized gain of $19.5 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the six months ended September 30, 2021 primarily consisted of an unrealized loss of $18.1 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate.

Gain on termination of Sumitomo Options

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on termination of Sumitomo Options	$—	$—	$—	$—	$(66,472)	$66,472

Gain on termination of Sumitomo Options was $66.5 million for the six months ended September 30, 2021 due to the completion of transactions contemplated by an Asset Purchase Agreement entered into with Sumitomo Pharma Co., Ltd. and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd..

Gain on deconsolidation of subsidiary

	Three Months Ended September 30,			Six Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiary	$(16,762)	$—	$(16,762)	$(16,762)	$—	$(16,762)

Gain on deconsolidation of subsidiary was $16.8 million for the three and six months ended September 30, 2022 and resulted from the deconsolidation of Cytovant in July 2022.

Liquidity and Capital Resources

For the six months ended September 30, 2022 and 2021, we incurred net losses of $669.7 million and $326.7 million, respectively. As of September 30, 2022, we had cash and cash equivalents of approximately $1.6 billion and our accumulated deficit was approximately $3.4 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our revenue through September 30, 2022 has not been significant. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

In October 2022, Immunovant completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by us) at a price to the public of $6.00 per share, for net proceeds to Immunovant of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

In October 2022, Myovant Sciences Ltd. ("Myovant") entered into an agreement with Sumitovant Biopharma (“Sumitovant”), its majority shareholder, under which Sumitovant would acquire the remaining shares of Myovant not already owned by Sumitovant at a price of $27.00 per share in a cash transaction (the “Myovant Transaction”). Sumitovant and Myovant have announced that they expect the transaction to close in the first quarter of calendar year 2023, subject to customary closing conditions, including obtaining certain regulatory approvals, and approval by Myovant shareholders holding a majority of the outstanding shares not owned by Sumitovant or its affiliates. Under the terms of a Share Return Agreement dated December 27, 2019 between Roivant and Sumitomo Pharma, pursuant to which we retain certain economic rights in respect of 4,243,005 Myovant common shares, in connection with the closing of the Myovant Transaction, we expect to receive approximately $114.5 million.

In November 2022, we completed an underwritten primary and secondary public offering of 30,000,000 of our common shares at a price to the public of $5.00 per share. Of these common shares, 20,000,000 were sold by us and 10,000,000 were sold by certain selling shareholders. Total gross proceeds from the offering before deducting underwriting discounts and commissions and other offering expenses were $150 million, consisting of total gross proceeds to us of $100 million and total gross proceeds to the selling shareholders of $50 million. In addition, we have granted the underwriter a 30-day option to purchase up to $22.5 million additional common shares.

We are continuing with the cost optimization and pipeline reprioritization initiatives initially announced in June 2022, in order to focus our capital on the most valuable and meaningful opportunities in its pipeline, while maintaining the financial flexibility to opportunistically in-license assets.

We expect our existing cash and cash equivalents will be sufficient to fund our operating expenses and capital expenditure requirements into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, which may require us to use our capital resources sooner than expected. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report.

Our short-term and long-term liquidity requirements as of September 30, 2022 included:

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

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $36.0 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with the purchase agreement of tapinarof between our subsidiary, Dermavant and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $43.7 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts. There have been no material changes to the commitments relating to our operating leases during the six months ended September 30, 2022 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 12, "Leases" in our Form 10-K.

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

Following the approval of VTAMA by the FDA in May 2022, Dermavant received $160.0 million in June 2022 pursuant to the terms of the revenue interest purchase and sale agreement (the “RIPSA”) entered with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for $160.0 million in committed funding to be paid to Dermavant, conditioned on the approval of tapinarof by the FDA, which was achieved in May 2022. Dermavant used the RIPSA proceeds primarily for the payment of the milestone obligations to GSK and Welichem.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2022 and 2021:

	Six Months Ended September 30,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(441,712)	$(261,766)
Net cash (used in) provided by investing activities	$(154,311)	$315,070
Net cash provided by financing activities	$134,635	$314,144

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the six months ended September 30, 2022, cash used in operating activities increased by $179.9 million to $441.7 million compared to the six months ended September 30, 2021. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of clinical programs, and to support the commercial launch of VTAMA.

Investing Activities

Cash flow from investing activities includes cash used for milestone payments; purchase of property and equipment; and proceeds from sale of investment.

For the six months ended September 30, 2022 and 2021, cash flow from investing activities changed by $469.4 million to net cash used in investing activities of $154.3 million from net cash provided by investing activities of $315.1 million for the six months ended September 30, 2021. This change in cash flow is primarily related to $320 million in cash we received as a result of the Datavant Merger during the six months ended September 30, 2021 and milestone payments relating to VTAMA made during the six months ended September 30, 2022.

Financing Activities

For the six months ended September 30, 2022, cash provided by financing activities decreased by $179.5 million to $134.6 million compared to the six months ended September 30, 2021. During the six months ended September 30, 2022, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022. During the six months ended September 30, 2021, proceeds were generated by the completion of our Business Combination and PIPE financing in September 2021, payment of the subscription receivable due to Proteovant by SK in July 2021, and the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc.

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

Evaluation of Disclosure Controls and Procedures.

We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 as amended, (the “Exchange Act”)), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have recently commenced our transition from a clinical-stage to a company with commercial-stage assets. In May 2022, VTAMA® (tapinarof) for the treatment of adults with plaque psoriasis received regulatory approval in the U.S. VTAMA is not currently approved in any other jurisdictions and we do not have any other product candidates that have received regulatory approvals in the U.S. or in any other jurisdiction.

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict the timing or amount of increased expenses, or when we will be able to generate any meaningful revenue or achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by the FDA or non-U.S. regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development in the U.S. or another jurisdiction, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. We anticipate incurring significant costs associated with commercializing VTAMA and any future product candidates, if approved, as well as ongoing compliance efforts.

We may never be able to develop new marketable drugs or successfully commercialize a marketable drug or achieve profitability. To become profitable, we must succeed in developing and commercializing products that generate significant revenue. Revenue from the sale of any products or product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product, the competitive landscape of the product market, and whether we own the commercial rights for that territory. For example, even though VTAMA for the treatment of adults with plaque psoriasis has received regulatory approval in the U.S., we can provide no assurances that we will be able to achieve profitability based on sales in that indication alone or that we will be able to receive approval of and commercialize VTAMA for other indications or in other jurisdictions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, expand our pipeline, market our products and, if approved, product candidates, and continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

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

•
the approval, progress, timing, scope and costs of our preclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our ongoing and planned clinical trials and potential future clinical trials;

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

In May 2022, the FDA approved VTAMA for the treatment of adults with plaque psoriasis in the U.S. While we have launched VTAMA in the U.S., we have limited experience as a commercial company and therefore face significant risks and uncertainties relating to the commercialization of VTAMA and any future products that receive marketing approval in the U.S. or another jurisdiction, including:

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

In addition, in connection with our commercial launch of VTAMA, we expect to continue to increase the amount of cash we spend in order to expand our commercial infrastructure. We expect this level of increased cash spending to increase into calendar year 2023. The increased level of cash spending will support our transition to an integrated commercial biopharmaceutical company and to support the commercialization of VTAMA. To the extent that we are able to gain regulatory approval for VTAMA in any other jurisdiction besides the U.S. or to gain regulatory approval for any of our other product candidates in any jurisdiction, we would expect to incur additional increased cash costs.

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

•	interruption or delays in the operations of the FDA and other non-U.S. regulatory agencies, which may impact review and approval timelines;

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

These and other factors arising from the COVID-19 pandemic, including risks relating to the resurgence or emergence of new variants of SARS-CoV-2, including variants and sub-variants thereof, the efficacy and availability of vaccines and rates of vaccination (including vaccine booster shots), the pandemic worsening in countries that are already afflicted with COVID-19 or the COVID-19 pandemic continuing to spread to additional countries or returning to countries where the pandemic has been partially contained, could further adversely impact our ability to market our products and conduct clinical trials and other business activities, and could have a material adverse impact on our operations and financial condition and results. Moreover, the FDA issued a number of guidance documents describing its expectations for how drug manufacturers should comply with various FDA requirements during the pandemic and has otherwise exercised enforcement discretion as to certain requirements due to the ongoing public health emergency.  As the pandemic subsides, the determination that a public health emergency exists issued by the U.S. Department of Health and Human Services (“HHS”) Administration for Strategic Preparedness and Response under Section 319 of the Public Health Service Act (“PHSA”) and the determination that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad issued by HHS under Section 564 of the Federal Food, Drug, and Cosmetic Act (“FDCA”) may end, thereby resulting in FDA ceasing such policies and us assuming a greater compliance burden.

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

Clinical trials and preclinical studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA, an institutional review board (“IRB”), an Ethics Committee (“EC”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA, BLA or similar application. The FDA, the European Medicines Agency (“EMA”), the European Commission, the Medicines and Healthcare product Regulatory Agency (“MHRA”) or other relevant regulatory authority may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.

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

Failures can occur at any stage of development, including clinical trials or preclinical studies, and we could encounter problems that cause us to abandon or repeat clinical trials or preclinical studies. In addition, results from clinical trials or preclinical studies may require further evaluation, delaying the next stage of development or submission of an IND or an NDA or similar application in the U.S. or another jurisdiction. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having successfully progressed through preclinical and earlier stage clinical trials. Such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in earlier studies or trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials with a product candidate due to lack of efficacy or adverse safety findings, despite having promising results in earlier trials or studies. Likewise, the results of early clinical trials or preclinical studies of our product candidates may not be predictive of the results of future development programs. There can also be no assurance that the results of studies conducted by collaborators or other third parties with similar product candidates in similar indications will be viewed favorably or indicative of our own future trial results.

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

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

In addition, for our products or product candidates that are in clinical development, prior to our acquisition of the rights to those products or product candidates we had no involvement with or control over the preclinical or clinical development of those products or product candidates. We are therefore dependent on our licensing and other transaction partners having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having used appropriately regulated and compliant equipment and devices during the preclinical or clinical development, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to those products or product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these products or product candidates. Problems associated with the pre-acquisition development of our products or product candidates could result in increased costs and delays in the commercialization of our products or development of our product candidates, which could harm our ability to generate any future revenue from sales of products or, if approved, product candidates.

Our approach to the discovery and development of product candidates from our small molecule discovery engine is unproven, which makes it difficult to predict the time, cost of development and likelihood of successfully developing any product candidates from this platform.1

Treating diseases using targeted protein degradation, covalency and similar approach is novel and unproven. Our future success depends in part on the successful development of these new therapeutic approaches. Very few small molecule product candidates using targeted protein degradation or covalency have been tested in humans. Only a limited number of product candidates using targeted protein degradation or covalency have been approved in the United States or Europe and the data underlying the feasibility of developing these types of therapeutic products remains both preliminary and limited. If any adverse learnings are made by other developers of protein degraders or covalent inhibitors, development of these product candidates could be materially impacted, which could in turn adversely impact our financial condition and future growth.

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

1 NTD: To confirm any updates related to Discovery Reorg.

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

Our biologic product candidates may require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EU, the UK or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA, the MHRA and other regulatory authorities may require us to submit samples of any lot of any approved product together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA or other comparable regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

Patient enrollment and retention in clinical trials depends on many factors, including EC approval of patient participation as proposed, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, related to COVID-19, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our products and product candidates, including batoclimab, which targets certain rare autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the reductions in IgG antibodies that we have observed to date in our clinical trials and preclinical studies of batoclimab and IMVT-1402 and will be observed in any future clinical trials. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

The results of preclinical studies and early clinical trials of our products and product candidates may not be predictive of the results of later-stage clinical trials. Products and product candidates in later stage clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints may cause us to abandon development of the product candidate in question. Any delay in, or termination of, our clinical trials will prevent or delay the submission of an NDA or other similar applications to the FDA or other relevant comparable non-U.S. regulatory authorities and, ultimately, our ability to commercialize our products or, if approved, our product candidates, and generate product revenues. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims for differentiation or the effectiveness or safety of our products and product candidates. The FDA and other regulatory authorities, including the EMA and the MHRA, have substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of product candidates under development result in the submission of an NDA or other similar application to the FDA and other comparable non-U.S. regulatory authorities and even fewer are approved for commercialization.

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

As our products and product candidates proceed through the development process, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause products or product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval, or another regulatory authority’s notification or approval, as applicable, since similar requirements apply in other jurisdictions. This could delay the completion, or result in the abandonment, of clinical trials, require the conduct of bridging clinical trials, the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our products and product candidates and jeopardize our ability to commence sales and generate revenues.

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

We and our CROs are required to comply with Good Laboratory Practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and other comparable non-U.S. regulatory authorities, which also require compliance with the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines for any of our products and product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we may rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. Our expected reliance on the CROs does not relieve us of our regulatory or contractual responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or non-U.S. regulatory authorities may reject our marketing authorization applications and require us to perform additional clinical trials to generate additional data before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process. Failure by any future CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.

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

Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our products or product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our products for commercialization and products or product candidates for our preclinical studies, clinical trials and research and development activities. Any significant delay in the supply of a product or product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our products or product candidates, the commercial launch of our products or product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our products or product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our products or product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to current or future products or product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the United States on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we have obtained regulatory approval in the U.S. for one of our product candidates, VTAMA, it is possible that other current and future product candidates will not be successful in obtaining regulatory approval in the U.S. and other jurisdictions. In addition, we cannot be certain that any products or product candidates that receive regulatory approval will be successfully commercialized.

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

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable non-U.S. regulatory authorities, that such product candidate is safe and effective and, as applicable, pure and potent for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval of a product candidate by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the United States. In addition, clinical trials conducted in one country, and the data generated therefrom, may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We have one product, VTAMA, which has been approved by the FDA for the treatment of plaque psoriasis in adults in the U.S., but do not have any other products approved for sale in the U.S. or any other jurisdiction, including in international markets, and we do not have significant experience in obtaining regulatory approval in other markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

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

We have one product, VTAMA, approved by the FDA for the treatment of plaque psoriasis in adults in the U.S. Any product or product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labeling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-marketing studies and post-marketing submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP or equivalent requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, record-keeping and GCP requirements for any clinical trials that we conduct post-approval. Even when marketing approval of a product or product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. When a product or product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labeling or accompanying documentation, which could limit sales of the product.

The FDA and other relevant regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA and other relevant regulatory authorities could significantly increase costs, result in regulatory enforcement, or delay, limit or ultimately restrict the commercialization of such product. The FDA and other relevant regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labeling and that promotional and advertising materials and communications are truthful and non-misleading. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our products or product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading, we may be subject to enforcement action. Moreover, in the EU and the UK we will be prohibited from promoting prescription-only medicinal products to individuals who are not healthcare professionals. Violations of the FDCA in the United States and other comparable laws and regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable non-U.S. regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.

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

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;

•	requirement of a REMS (or equivalent outside the United States);

•	Warning or Untitled Letters or similar communications from other relevant regulatory authorities;

•	withdrawal of the product or product candidates from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products or product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension, variation, revocation or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products or product candidates;

•	seizure of our products or product candidates; or

•	lawsuits, injunctions or the imposition of civil or criminal penalties.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated an assessment of how the FDA implements the accelerated approval pathway. In addition, members of Congress have introduced proposed legislation to revise the statutory accelerated approval pathway, including with respect to FDA’s ability to rapidly withdraw products and indications for which effectiveness is not confirmed in post-marketing studies. At this time, it is not clear what impact, if any, these developments may have on the statutory accelerated approval pathway or our business, financial condition results of operations, or prospects.

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

The above incentives and exclusivities regime in the EU are a particular focus of an upcoming reform of the EU pharmaceutical legislation. As a result, in the future, these incentives and exclusivities may be restricted or made conditional upon compliance with additional regulatory obligations. The related new legislative proposal by the European Commission is currently expected in early 2023.

If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Moreover, our orphan exclusivity may be reduced if we are unable to comply with any new obligation that may be imposed by the upcoming reform of the EU pharmaceutical legislation, as discussed above.

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Depending on how broadly FDA applies the Catalyst decision, it could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity. Legislation has been introduced that may reverse the Catalyst decision.

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

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act” or “ACA”), includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway under section 351(k) of the PHSA for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a section 351(k) application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar or interchangeable product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product submitted under section 351(a) of the PHSA containing the competing sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity, and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA and the FDA only approved the first interchangeable biosimilar in July 2021. As a result, its ultimate impact, implementation, and meaning are subject to uncertainty. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples legislation, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic drug, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. Although FDA has since issued draft guidance on how developers can obtain covered product authorizations under the law, the full impact of these provisions remains unclear at this time. However, its provisions do have the potential to facilitate the development and future approval of biosimilar versions of our products, introducing biosimilar competition that could have a material adverse impact on our business, financial condition and results of operations.

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. However, this program will be eliminated as a part of the Part D benefit redesign enacted under the Inflation Reduction Act, discussed below.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through 2031 unless additional Congressional action is taken. Pursuant to the CARES Act and subsequent legislation, these reductions were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. Under current legislation the actual reduction in Medicare payments will vary from 1% in a part of 2022 to up to 3% in the final fiscal year of the sequester. Absent further Congressional action, there is a possibility that an up to 4% Medicare sequester could be triggered in January 2023, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. The American Rescue Plan Act of 2021 was expected to trigger a PAYGO sequestration order at the end of the 2021 Congressional session, but in December 2021, Congress delayed this sequestration order for one year under the Protecting Medicare and American Farmers from Sequester Cuts Act. Unless Congress passes similar legislation, PAYGO sequestration could be ordered in January 2023. The American Taxpayer Relief Act of 2012 further reduced Medicare payments to several providers, including hospitals and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the Inflation Reduction Act (“IRA”), a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. Further, on October 14, 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. We cannot predict how these new provisions would be implemented or their impact on Roivant.

Additionally, U.S. regulators continue to pursue policies designed to lower drug costs for federal programs and patients. In May 2019, the Centers for Medicare and Medicaid Services (“CMS”), issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. This rulemaking also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, Congress has adopted various delays on the implementation or enforcement of the rule, including a postponement until January 2032 under the IRA. On December 31, 2020, CMS enacted a final rule expanding the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program.

Moreover, upcoming legislative and policy changes in the EU and the UK, some of which may materialize in the near term, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the EU Member States. Such initiatives may further impact the price and reimbursement status of our products in the future.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products or, if approved, product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our products and, if approved, product candidates. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the UK where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In markets outside of the United States, EU and UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to commercialize our products and, if approved, product candidates.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products and product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

•	ZORYVE (roflumilast), a topical PDE4 inhibitor, a potential competitor to VTAMA;

•	OPZELURA (ruxolitinib), a topical Janus kinase inhibitor, a potential competitor to VTAMA;

•	VYVGART (efgartigimod alfa-fcab), a neonatal Fc receptor blocker, a potential competitor to batoclimab and IMVT-1402;

•	Nipocalimab and rozanolixizumab, anti-FcRn antibodies, potential competitors to batoclimab and IMVT-1402;

•	TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab; and

•	SOTYKTU (deucravacitinib), a TYK2 inhibitor, a potential competitor to brepocitinib.

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

We generally require our third-party providers to implement effective security measures and to identify and correct for any information technology security failures, deficiencies or breaches. Although we seek to supervise such third parties’ security measures, our ability to do so is limited. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and we may have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring.

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If any cybersecurity compromise were to occur, it could result in a material disruption of our commercialization efforts, drug development programs and other business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or in an inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the commercialization efforts for our products and further development of any product candidate could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to HIPAA in our business, we do business with various entities that are subject to HIPAA and we have to expend resources to understand their obligations, adjust contractual relationships in light of those obligations, or otherwise modify our business practices. Congress has considered expanding the scope of the HIPAA privacy and security regulations and we may in the future become subject to them or similar regulations ourselves, which would require us to make additional expenditures and create additional risks.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to HIPAA that expressly applies to pharmaceutical companies as well as companies that provide certain technologies for processing personal health information, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information, with limited exceptions, and requires security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018 (the “CCPA”), generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt-out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. As of January 1, 2023, the CCPA regime will become more complex and enforcement may increase, pursuant to amendments adopted pursuant to the California Privacy Rights Act (the “CPRA”), a ballot initiative that passed in November 2020. The CPRA, among other things, created a new state agency, the California Privacy Protection Agency, to implement and enforce the CCPA. As of the effective date of the CPRA amendments, California residents will have new rights to limit uses and disclosures of their “sensitive personal information,” including personal health information, and the right to opt out of the sharing of personal information for targeted online advertising. California’s aggressive steps to protect consumer privacy have been followed by similar actions in other states, including Virginia, Colorado, Utah and Connecticut, all of which have enacted CCPA/CPRA-like laws to provide their respective residents with similar rights. New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield is currently being developed but it is still unclear whether and when will it be finalized and whether it would withstand a likely court challenge similar to the challenge that led to the invalidation of the Privacy Shield.

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

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and EU (i.e., following the United Kingdom’s exit from the EU—otherwise known as Brexit), data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

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

There is considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to further diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. By way of additional example, the EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. entered into application in January 2022 and consequently do not apply in the U.K. It is unclear as to whether the relevant authorities in the EU and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our products and, if approved, product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there have been disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if continued, may delay time-sensitive shipments and may negatively impact our product supply chain. Further, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We are currently and may in the future be subject to third-party pre-issuance submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third-party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, three U.S. patents (U.S. Patent Nos. 8,058,069, 9,364,435 and 9,404,127) relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences GmbH, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) were the subject of inter partes review proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”). The PTAB upheld all claims of U.S. Patent No. 8,058,069, invalidated some of the claims of U.S. Patent No. 9,364,435 and invalidated all claims of U.S. Patent No. 9,404,127. The United States Court of Appeals for the Federal Circuit (the “Federal Circuit”) heard oral arguments with respect to U.S. Patent Nos. 8,058,069 and 9,364,435 in October 2021. On December 1, 2021, the Federal Circuit issued decisions in both proceedings. The Federal Circuit affirmed the PTAB’s decision that upheld all claims of U.S. Patent 8,058,069. The Federal Circuit affirmed the PTAB’s decision invalidating certain claims of U.S. Patent 9,364,435 but dismissed Moderna’s appeal with respect to those claims that the PTAB upheld for lack of standing. The Federal Circuit vacated and remanded the PTAB’s decision on U.S. Patent No. 9,494,127. The PTAB’s decision with respect to U.S. Patent No. 9,494,127 had been held in administrative abeyance pending a review following a recent Supreme Court ruling in an unrelated case. Briefing is complete and oral arguments before the Federal Circuit took place in November 2022. Additionally, one European patent (EU patent no. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office Opposition Division. Genevant may commence litigation at any time to enforce its patent rights against infringers.2

The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology, products or product candidates and compete directly with us, without payment to us, result in our inability to manufacture or commercialize products and, if approved, product candidates without infringing third-party patent rights or result in our breach of agreements pursuant to which we license such rights to our collaborators or licensees. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize current or future products or product candidates. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology, products and product candidates, or limit the duration of the patent protection of our technology, products and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

2 NTD: To be updated.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1#†	Partial Termination and Supplementary Fee Agreement relating to the Clinical Supply Agreement and Commercial Supply Agreement, dated as of July 25, 2022, by and between GlaxoSmithKline Trading Services Limited and Dermavant Sciences GmbH	—	—	—	Filed herewith

10.2#†	Master Commercial Manufacturing Supply Agreement, dated as of July 1, 2022, by and between Dermavant Sciences GmbH and Thermo Fisher Scientific Cork Limited	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.

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

Date: November 14, 2022