Form 10-Q
period 2022-12-31
Roivant Sciences Ltd.
filed 2023-02-13
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2022
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

As of February 9, 2023, the registrant had 758,427,350 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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
•
the receipt of proceeds from the sale of the Myovant Top-Up Shares (as defined below) to Sumitomo (as defined below) in connection with the previously announced acquisition of Myovant Sciences Ltd. by Sumitomo, expected to close in the quarter ended March 31, 2023;

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

•	difficulties we may face in enrolling and retaining patients in clinical trials and/or clinical development activities;
•	the results of our clinical trials not supporting our proposed claims for a product candidate;
•	interim, top-line and/or preliminary data from our clinical trials changing as more data becoming available or data being delayed due to audit and verification processes;
•	changes in product manufacturing or formulation that could lead to the incurrence of costs or delays;
•	the failure of any third-party we contract with to conduct, supervise and monitor our clinical trials to perform in a satisfactory manner or to comply with applicable requirements;
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	December 31, 2022	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,527,437	$2,060,400
Other current assets	118,795	86,123
Total current assets	1,646,232	2,146,523
Property and equipment, net	37,295	25,905
Operating lease right-of-use assets	54,636	61,044
Investments measured at fair value	272,469	325,834
Intangible assets, net	146,105	—
Other assets	46,223	25,823
Total assets	$2,202,960	$2,585,129
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$47,999	$34,583
Accrued expenses	132,359	127,531
Operating lease liabilities	11,863	11,398
Current portion of long-term debt (includes $27,010 accounted for under the fair value option at December 31, 2022)	37,724	—
Other current liabilities	14,310	10,855
Total current liabilities	244,255	184,367
Liability instruments measured at fair value	80,041	44,912
Operating lease liabilities, noncurrent	54,925	62,468
Long-term debt, net of current portion (includes $183,510 and $177,400 accounted for under the fair value option at December 31, 2022 and March 31, 2022, respectively)	375,124	210,025
Other liabilities	21,477	21,923
Total liabilities	775,822	523,695
Commitments and contingencies (Note 11)
Redeemable noncontrolling interest	—	22,491
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 726,804,831 and 694,975,965 shares issued and outstanding at December 31, 2022 and March 31, 2022, respectively	—	—
Additional paid-in capital	4,695,386	4,421,614
Accumulated deficit	(3,739,137)	(2,763,724)
Accumulated other comprehensive loss	(729)	(946)
Shareholders’ equity attributable to Roivant Sciences Ltd.	955,520	1,656,944
Noncontrolling interests	471,618	381,999
Total shareholders’ equity	1,427,138	2,038,943
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,202,960	$2,585,129

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Revenue, net	$17,052	$24,341	$33,904	$46,063
Operating expenses:
Cost of revenues	3,586	1,384	8,953	8,507
Research and development (includes $6,888 and $17,669 of share-based compensation expense for the three months ended December 31, 2022 and 2021 and $26,548 and $47,441 for the nine months ended December 31, 2022 and 2021, respectively)	125,533	137,345	393,358	347,958
Acquired in-process research and development	97,749	16,105	97,749	138,377
Selling, general and administrative (includes $50,741 and $53,547 of share-based compensation expense for the three months ended December 31, 2022 and 2021 and $165,771 and $440,356 for the nine months ended December 31, 2022 and 2021, respectively)	168,261	115,530	474,996	636,060
Total operating expenses	395,129	270,364	975,056	1,130,902
Loss from operations	(378,077)	(246,023)	(941,152)	(1,084,839)
Change in fair value of investments	(25,948)	38,036	53,277	14,382
Gain on sale of investment	—	—	—	(443,754)
Change in fair value of debt and liability instruments	62,360	23,017	90,032	40,747
Gain on termination of Sumitomo Options	—	—	—	(66,472)
Gain on deconsolidation of subsidiaries	(12,514)	—	(29,276)	—
Other (income) expense, net	(19,898)	(1,029)	(9,567)	2,529
Loss before income taxes	(382,077)	(306,047)	(1,045,618)	(632,271)
Income tax expense	2,819	38	8,983	532
Net loss	(384,896)	(306,085)	(1,054,601)	(632,803)
Net loss attributable to noncontrolling interests	(32,882)	(21,549)	(79,188)	(57,603)
Net loss attributable to Roivant Sciences Ltd.	$(352,014)	$(284,536)	$(975,413)	$(575,200)
Net loss per common share—basic and diluted(1)	$(0.49)	$(0.41)	$(1.39)	$(0.87)
Weighted average shares outstanding—basic and diluted(1)	713,319,399	686,589,478	703,054,773	662,268,788

(1)	Retroactively restated for the stock subdivision as described in Note 8.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Net loss	$(384,896)	$(306,085)	$(1,054,601)	$(632,803)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(8,972)	(2,393)	547	(2,287)
Total other comprehensive (loss) income	(8,972)	(2,393)	547	(2,287)
Comprehensive loss	(393,868)	(308,478)	(1,054,054)	(635,090)
Comprehensive loss attributable to noncontrolling interests	(32,036)	(21,591)	(78,858)	(57,375)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(361,832)	$(286,887)	$(975,196)	$(577,715)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity
	Redeemable Noncontrolling Interest			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Company	—	—	—	(251)	—	—	251	—
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	4,739,781	—	(8,329)	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	(331,809)	(21,975)	(353,784)
Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$5,020	$(3,095,533)	$371,280	$1,755,391
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(2,240)	—	—	2,240	—
Deconsolidation of subsidiary	(22,491)	—	—	—	—	—	—	—
Issuance of common shares in connection with equity incentive plans	—	1,185,639	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Share-based compensation	—	—	—	57,415	—	—	4,564	61,979
Foreign currency translation adjustment	—	—	—	—	4,069	—	(317)	3,752
Net loss	—	—	—	—	—	(291,590)	(24,331)	(315,921)
Balance at September 30, 2022	$—	704,386,981	$—	$4,538,635	$9,089	$(3,387,123)	$353,548	$1,514,149
Issuance of the Company’s common shares, net of issuance costs	—	20,000,000	—	94,735	—	—	—	94,735
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	2,417,850	—	(982)	—	—	—	(982)
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(2,822)	—	—	2,822	—
Issuance of subsidiary common shares, net of issuance costs	—	—	—	19,599	—	—	48,129	67,728
Subsidiary stock options exercised	—	—	—	260	—	—	177	437
Deconsolidation of subsidiary	—	—	—	—	—	—	(292)	(292)
Issuance of subsidiary preferred shares	—	—	—	—	—	—	87,500	87,500
Share-based compensation	—	—	—	45,961	—	—	11,770	57,731
Foreign currency translation adjustment	—	—	—	—	(9,818)	—	846	(8,972)
Net loss	—	—	—	—	—	(352,014)	(32,882)	(384,896)
Balance at December 31, 2022	$—	726,804,831	$—	$4,695,386	$(729)	$(3,739,137)	$471,618	$1,427,138

		Shareholders’ Equity(1)
	Redeemable Noncontrolling Interest			Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Cash contribution to majority-owned subsidiaries	—	—	—	(2,973)	—	—	—	2,973	—
Share-based compensation	—	—	—	11,091	—	—	—	8,178	19,269
Foreign currency translation adjustment	—	—	—	—	—	(2,652)	—	213	(2,439)
Net loss	—	—	—	—	—	—	(82,183)	(18,895)	(101,078)
Balance at June 30, 2021	$22,491	651,576,293	$—	$3,824,974	$(100,000)	$(1,207)	$(2,000,645)	$234,219	$1,957,341
Issuance of the Company’s common shares upon closing of Business Combination and PIPE Financing, net of issuance costs	—	32,372,478	—	129,097	—	—	—	—	129,097
Issuance of the Company’s common shares related to settlement of transaction consideration	—	840,398	—	—	—	—	—	—	—
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	70,000	70,000
Issuance of subsidiary common and preferred shares to the Company and cash contribution to majority-owned subsidiaries	—	—	—	(54,779)	—	—	—	54,779	—
Payment of subscription receivable	—	—	—	(40,000)	100,000	—	—	40,000	100,000
Share-based compensation	—	—	—	386,568	—	—	—	10,744	397,312
Repurchase of equity awards	—	—	—	—	—	—	—	(2,247)	(2,247)
Foreign currency translation adjustment	—	—	—	—	—	2,488	—	57	2,545
Net loss	—	—	—	—	—	—	(208,481)	(17,159)	(225,640)
Balance at September 30, 2021	$22,491	684,789,169	$—	$4,245,860	$—	$1,281	$(2,209,126)	$390,393	$2,428,408
Issuance of the Company’s common shares	—	7,223,014	—	56,116	—	—	—	—	56,116
Cash contribution to majority-owned subsidiaries	—	—	—	(1,175)	—	—	—	1,175	—
Share-based compensation	—	—	—	59,651	—	—	—	11,565	71,216
Foreign currency translation adjustment	—	—	—	—	—	(2,351)	—	(42)	(2,393)
Net loss	—	—	—	—	—	—	(284,536)	(21,549)	(306,085)
Balance at December 31, 2021	$22,491	692,012,183	$—	$4,360,452	$—	$(1,070)	$(2,493,662)	$381,542	$2,247,262

(1)	Retroactively restated for the stock subdivision as described in Note 8.

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(1,054,601)	$(632,803)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquired in-process research and development	87,749	78,223
Share-based compensation	192,504	487,797
Change in fair value of investments	53,277	14,382
Gain on sale of investment	—	(443,754)
Change in fair value of debt and liability instruments	90,032	40,747
Gain on deconsolidation of subsidiaries	(29,276)	—
Gain on termination of Sumitomo Options	—	(61,472)
Depreciation and amortization	12,904	4,226
Non-cash lease expense	6,009	5,404
Other	(8,066)	(1,161)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(31,037)	(16,064)
Accounts payable	13,970	3,693
Accrued expenses	5,702	35,576
Deferred consideration liability	—	(50,000)
Operating lease liabilities	(6,814)	(6,171)
Other	3,342	11,117
Net cash used in operating activities	(664,305)	(530,260)
Cash flows from investing activities:
Cash decrease upon deconsolidation of subsidiaries	(6,706)	—
Proceeds from sale of investment	—	320,170
Milestone payments	(140,136)	—
Purchase of property and equipment	(11,068)	(11,173)
Other	88	—
Net cash (used in) provided by investing activities	(157,822)	308,997
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	94,735	—
Proceeds from Business Combination and PIPE Financing	—	213,424
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	67,727	—
Proceeds from payment of subscription receivable	—	100,000
Proceeds from subsidiary debt financings, net of financing costs paid	159,899	36,400
Repayment of debt by subsidiary	(22,108)	(21,590)
Payment of offering and loan origination costs	(2,250)	(20,265)
Repurchase of equity awards	—	(2,247)
Taxes paid related to net settlement of equity awards	(9,442)	—
Proceeds from exercise of the Company’s and subsidiary stock options	569	—
Net cash provided by financing activities	289,130	305,722
Net change in cash, cash equivalents and restricted cash	(532,997)	84,459
Cash, cash equivalents and restricted cash at beginning of period	2,074,034	2,141,676
Cash, cash equivalents and restricted cash at end of period	$1,541,037	$2,226,135
Non-cash investing and financing activities:
Issuance of the Company’s common shares and other consideration for an acquisition	$9,694	$—
Other	$7,063	$4,837

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

(B) Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of December 31, 2022, the Company had cash and cash equivalents of approximately $1.5 billion and its accumulated deficit was approximately $3.7 billion. For the nine months ended December 31, 2022 and 2021, the Company incurred net losses of approximately $1.1 billion and $632.8 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

The Company intends to raise such additional capital through the issuance of equity securities, debt financings or other sources in order to further implement its business plan. However, if such financing is not available at adequate levels, the Company will need to reevaluate its operating plan and may be required to delay or discontinue the development of its product candidates or take other steps to conserve capital. The Company expects its existing cash and cash equivalents will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2022 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2022 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the nine months ended December 31, 2022 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2023, for any other interim period, or for any other future year.

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

Additionally, the Company assessed the impact that the COVID-19 pandemic has had on its operations and financial results as of December 31, 2022 and through the issuance of these condensed consolidated financial statements. The Company’s analysis was informed by the facts and circumstances as they were known to the Company. This assessment considered the impact COVID-19 may have on financial estimates and assumptions that affect the reported amounts of assets and liabilities and expenses.

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

The Company has long-lived assets in different geographic locations. As of December 31, 2022 and March 31, 2022, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	December 31, 2022	March 31, 2022
Cash and cash equivalents	$1,527,437	$2,060,400
Restricted cash (included in “Other current assets”)	3,968	3,903
Restricted cash (included in “Other assets”)	9,632	9,731
Cash, cash equivalents and restricted cash	$1,541,037	$2,074,034

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

The Company performs an assessment of the recoverability of inventories during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of revenues in the condensed consolidated statements of operations.

Prior to initial regulatory approval, the Company expenses costs relating to the production of inventory as research and development expenses when incurred. After such time as the product receives initial regulatory approval, the Company capitalizes inventory costs related to the product.

Inventory is included in “Other current assets” and “Other assets” on the accompanying condensed consolidated balance sheets.

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Sio Gene Therapies Inc. (“Sio”); shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant, (as defined and discussed in Note 3, “Investments”); liability instruments issued, including warrant and earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (see Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus and Sio common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 3, “Investments”) and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

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

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of December 31, 2022 and March 31, 2022. Trade receivables, net is included in “Other current assets” on the accompanying condensed consolidated balance sheets.

(M) Cost of Revenues

Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs. Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of product revenues through December 31, 2022 is included in “Cost of revenues” on the accompanying condensed consolidated statements of operations.

Note 3—Investments

Investment in Arbutus

In October 2017, pursuant to a subscription agreement entered into by RSL and Arbutus, RSL acquired 16,013,540 shares of common stock of Arbutus and 1,164,000 shares of Arbutus’ Series A participating convertible preferred shares, which converted into 22,833,922 shares of Arbutus common stock in October 2021. The Company accounts for its investment in Arbutus as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At December 31, 2022, RSL held approximately 25% of issued and outstanding shares of Arbutus.

At December 31, 2022 and March 31, 2022, the aggregate fair value of the Company’s investment in Arbutus was $90.5 million and $115.8 million, respectively. During the three and nine months ended December 31, 2022, the Company recognized an unrealized gain of $16.3 million and an unrealized loss of $25.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2021, the Company recognized an unrealized loss of $15.6 million and an unrealized gain of $21.7 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on December 31, 2022 and March 31, 2022 of $2.33 and $2.98, respectively.

Investment in Sio

In February 2020, RSL’s ownership interest in Sio fell below 50.0%, and as a result, the Company deconsolidated Sio. The Company accounts for its investment in Sio as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Sio is considered a related party of the Company. At December 31, 2022, RSL held approximately 25% of Sio’s issued and outstanding common shares.

At December 31, 2022 and March 31, 2022, the fair value of the Company’s investment in Sio was $8.1 million and $12.4 million, respectively. During the three and nine months ended December 31, 2022, the Company recognized an unrealized gain of $2.9 million and an unrealized loss of $4.3 million on its investment in Sio, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2021, the Company recognized unrealized losses on its investment in Sio of $16.3 million and $24.5 million, respectively, in the accompanying condensed consolidated statements of operations. The fair value of common shares held by the Company was determined using the closing price of Sio’s common stock on December 31, 2022 and March 31, 2022 of $0.44 and $0.67, respectively.

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

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake in Ciox Parent. As of December 31, 2022, the Company’s minority equity interest represented approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. As a result of the transaction, the Company recognized a gain on sale of investment of $443.8 million in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2021.

Following the completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of December 31, 2022 and March 31, 2022, the fair value of the Company’s investment was $172.5 million and $193.9 million, respectively. During the three and nine months ended December 31, 2022, the Company recognized an unrealized gain of $7.5 million and an unrealized loss of $21.4 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2021, the Company recognized unrealized losses on its investment of $4.3 million and $8.4 million, respectively. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	Remaining Weighted Average Estimated Useful Lives (in years)	December 31, 2022
Gross amount	15.9	$151,488
Less: accumulated amortization		(5,383)
Net book value		$146,105

The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Amortization expense was $2.2 million and $5.2 million for the three and nine months ended December 31, 2022, respectively, and was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $2.3 million for the remainder of the year ended March 31, 2023, $9.2 million for each of the years ended from March 31, 2024 through March 31, 2027 and $107.0 million thereafter.

Note 5—Asset Acquisitions and License Agreements

In November 2022, a newly-formed subsidiary (“RVT-3101 Vant”) entered into a license and collaboration agreement with Pfizer, Inc. (“Pfizer”), pursuant to which Pfizer granted RVT-3101 Vant an exclusive license to RVT-3101, a fully human monoclonal antibody targeting TL1A. Under the license, RVT-3101 Vant will be responsible for funding the worldwide development of RVT-3101 in ulcerative colitis and in additional inflammatory and fibrotic diseases and holds commercialization rights in the US and Japan. Pfizer will maintain commercialization rights and rights to revenue outside of the US and Japan. At closing, the Company contributed $45.0 million in cash to RVT-3101 Vant and committed to contribute or raise additional capital that is non-dilutive to Pfizer.

In addition, Pfizer granted RVT-3101 Vant an exclusive option to collaborate with Pfizer on a next-generation TL1A directed antibody which recently entered Phase 1. The option provides RVT-3101 Vant the right to enter into an agreement for global development with a 50/50 cost share as well as co-commercialization with Pfizer prior to Phase 2.

The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $87.7 million, primarily consisting of preferred stock issued to Pfizer, which represents a dilution-protected 25% equity interest in RVT-3101 Vant. The acquired rights, which included the licensed rights, starting materials and in-process inventory, and the exclusive option to collaborate with Pfizer on a next-generation TL1A directed antibody, represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $87.7 million as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations for the three and nine months ended December 31, 2022.

RVT-3101 Vant is obligated to pay a mid-single-digit royalty on aggregate net sales of its licensed products in RVT-3101 Vant’s territory.

Note 6—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at December 31, 2022 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Prepaid expenses	$69,507	$53,370
Trade receivables, net	27,967	3,878
Restricted cash	3,968	3,903
Income tax receivable	1,487	2,854
Other	15,866	22,118
Total other current assets	$118,795	$86,123

(B) Accrued Expenses

Accrued expenses at December 31, 2022 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Research and development expenses	$56,327	$66,188
Compensation-related expenses	41,916	44,262
Sales allowances	16,426	—
Other expenses	17,690	17,081
Total accrued expenses	$132,359	$127,531

(C) Other Current Liabilities

Other current liabilities at December 31, 2022 and March 31, 2022 consisted of the following (in thousands):

	December 31, 2022	March 31, 2022
Deferred revenue	$7,796	$10,147
Income tax payable	5,637	708
Other	877	—
Total other current liabilities	$14,310	$10,855

Note 7—Long-Term Debt

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

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and will record the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of December 31, 2022 and March 31, 2022, the fair value of the debt was $210.5 million and $177.4 million, respectively. Refer to Note 13, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest is as follows (in thousands):

	December 31, 2022	March 31, 2022
Fair value of long-term debt	$210,520	$177,400
Less: current portion	(27,010)	—
Total long-term debt, net	$183,510	$177,400

Credit Facility with XYQ Luxco

In May 2021, Dermavant entered into a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of December 31, 2022. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco are as follows (in thousands):

	December 31, 2022	March 31, 2022
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(10,752)	(12,375)
Total debt, net	34,248	32,625
Less: current portion	—	—
Total long-term debt, net	$34,248	$32,625

Revenue Interest Purchase and Sale Agreement

In May 2021, Dermavant, as seller, entered into a $160.0 million revenue interest purchase and sale agreement (the “RIPSA”) for its investigational product tapinarof with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for the $160.0 million in committed funding, which was paid to Dermavant in June 2022 following the approval of tapinarof by the FDA.

The transaction is accounted for as debt. Over the term of the arrangement, the effective interest rate will be updated prospectively each reporting period based on the carrying amount of the note, payments made to date, and the estimated remaining cash flows related to the note.

The RIPSA carrying balance is as follows (in thousands):

December 31, 2022
Carrying balance	$173,048
Less: unamortized issuance costs	(4,968)
Total debt, net	168,080
Less: current portion	(10,714)
Total long-term debt, net	$157,366

Note 8—Shareholders’ Equity

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

As of December 31, 2022, the Company had $400.0 million of remaining capacity available under the ATM Facility.

The Company had previously entered into a committed equity facility (the “Cantor Facility”) with an affiliate of Cantor Fitzgerald & Co. (“Cantor”) on February 14, 2022. Under the terms of the Cantor Facility, Cantor committed to purchase up to an aggregate of $250.0 million in the Company’s common shares from time to time at the request of the Company, subject to certain limitations and the satisfaction of certain conditions. In connection with the Company’s entry into the Sales Agreement with Cowen, the Company elected to terminate the Cantor Facility, effective as of October 5, 2022.

(C) Underwritten Primary and Secondary Public Offering of Common Shares

In November 2022, the Company completed an underwritten primary and secondary public offering of 30,000,000 common shares of RSL at a price to the public of $5.00 per share. Of these common shares, 20,000,000 were sold by RSL and 10,000,000 were sold by certain selling shareholders. Net proceeds to the Company were approximately $94.7 million after deducting underwriting discounts and commissions and offering expenses. The Company did not receive any proceeds from the sale of common shares by the selling shareholders in the offering.

(D) Disposal of Cytovant

In July 2022, the Company exited its operations in Cytovant Sciences HK Limited (“Cytovant”) by transferring all of its equity interest to certain investors holding Series A-1 preference shares of Cytovant in exchange for nominal consideration. As a result of this transaction, the Company deconsolidated Cytovant and recorded a gain on deconsolidation of $16.8 million, primarily as a result of relieving its redeemable noncontrolling interest, in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2022.

(E) Consolidated Vant Equity Transaction

Immunovant

In October 2022, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”) completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at a price to the public of $6.00 per share, for net proceeds to Immunovant of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

Note 9—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentives plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At December 31, 2022, a total of 11,164,165 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance options under the RSL Equity Plans for the nine months ended December 31, 2022 is as follows:

Number of Options
Options outstanding at March 31, 2022	80,364,904
Granted	74,708,623
Exercised	(57,812)
Forfeited/Canceled	(384,690)
Options outstanding at December 31, 2022	154,631,025
Options exercisable at December 31, 2022	55,632,730

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the nine months ended December 31, 2022 is as follows:

Number of Shares
Non-vested balance at March 31, 2022	21,956,749
Granted	11,154,557
Vested	(5,761,045)
Forfeited	(5,196,487)
Non-vested balance at December 31, 2022	22,153,774

Capped Value Appreciation Rights

March 2020 CVAR Grants

In March 2020, the Company granted capped value appreciation rights (“CVARs”) that will pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. On March 30, 2022, the Company amended the outstanding CVARs that were granted in March 2020. Pursuant to the amendment, in the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the applicable hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date. As of December 31, 2022, there are 7,884,620 non-service-vested CVARs and 24,127,376 service-vested CVARs relating to the March 2020 grants. The hurdle price was not satisfied for these service-vested CVARs and as such they remain outstanding.

November 2021 CVAR Grants

Activity for CVARs under the RSL 2021 EIP for the nine months ended December 31, 2022 is as follows:

Number of CVARs
Non-vested balance at March 31, 2022	6,285,250
Vested	(2,296,116)
Forfeited	(380,113)
Non-vested balance at December 31, 2022	3,609,021

(B) Subsidiary Equity Incentive Plans

Certain wholly owned and majority-owned or controlled subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $13.7 million and $37.8 million for the three and nine months ended December 31, 2022, respectively, and $12.9 million and $32.4 million for the three and nine months ended December 31, 2021, respectively, related to subsidiary EIPs.

Note 10—Income Taxes

The Company’s effective tax rate for the three and nine months ended December 31, 2022 was (0.7)% and (0.9)%, respectively, and the effective tax rate for the three and nine months ended December 31, 2021 was (0.01)% and (0.1)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 11—Commitments and Contingencies

(A) Commitments

In conjunction with the purchase agreement of tapinarof between the Company’s subsidiary, Dermavant, and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of December 31, 2022, the minimum purchase commitment related to these agreements is estimated to be approximately $34.1 million.

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of December 31, 2022, the minimum purchase commitment related to this agreement is estimated to be approximately $33.1 million.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of December 31, 2022, the remaining minimum payments for this software subscription are $30.0 million.

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

The Company also has commitments relating to its long-term debt and operating leases. Refer to Note 7, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s operating leases during the nine months ended December 31, 2022 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 12, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2022.

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

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. filed a lawsuit in the U.S. District Court for the Southern District of New York against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that U.S. Patents 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272 and 11,141,378 are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. Each of Genevant and Arbutus intend to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of December 31, 2022 and March 31, 2022.

Note 12—Earn-Out Shares, Public Warrants and Private Placement Warrants

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of December 31, 2022, no Earn-Out Shares have vested.

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

The Private Placement Warrants and Public Warrants require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statement of operations. As of December 31, 2022, 60,021 Public Warrants have been exercised and none redeemed.

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2022 and March 31, 2022, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2022				As of March 31, 2022
	Level 1	Level 2	Level 3	Balance as of December 31, 2022	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Money market funds	$1,187,904	$—	$—	$1,187,904	$1,297,844	$—	$—	$1,297,844
Investment in Datavant Class A units	—	—	172,511	172,511	—	—	193,963	193,963
Investment in Sio common shares	8,081	—	—	8,081	12,447	—	—	12,447
Investment in Arbutus common shares	90,515	—	—	90,515	115,765	—	—	115,765
Other investment	1,362	—	—	1,362	3,659	—	—	3,659
Total assets at fair value	$1,287,862	$—	$172,511	$1,460,373	$1,429,715	$—	$193,963	$1,623,678
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$210,520	$210,520	$—	$—	$177,400	$177,400
Liability instruments measured at fair value(1)	39,723	—	40,318	80,041	18,019	—	26,893	44,912
Total liabilities at fair value	$39,723	$—	$250,838	$290,561	$18,019	$—	$204,293	$222,312

(1)
At December 31, 2022, Level 1 includes the fair value of the Public Warrants of $39.7 million, and Level 3 includes the fair value of the Earn-Out Shares of $17.1 million, Private Placement Warrants of $20.1 million, and other liability instruments issued of $3.1 million. At March 31, 2022, Level 1 includes the fair value of the Public Warrants of $18.0 million, and Level 3 includes the fair value of the Earn-Out Shares of $9.2 million, Private Placement Warrants of $9.1 million, and other liability instruments issued of $8.6 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended December 31, 2022.

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

The changes in fair value of the Level 3 assets during the nine months ended December 31, 2022 and 2021 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of investment in Datavant at recognition date	224,147
Changes in fair value of investment in Datavant, included in net loss	(8,466)
Balance at December 31, 2021	$215,681

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(21,452)
Balance at December 31, 2022	$172,511

The changes in fair value of the Level 3 liabilities during the nine months ended December 31, 2022 and 2021 were as follows (in thousands):

Balance at March 31, 2021	$217,993
Fair value of liability instrument issued	38,634
Changes in fair value of debt and liability instruments, included in net loss	29,247
Termination of Sumitomo Options	(61,472)
Balance at December 31, 2021	$224,402

Balance at March 31, 2022	$204,293
Fair value of liability instrument issued	248
Payments related to long-term debt	(22,031)
Changes in fair value of debt and liability instruments, included in net loss	68,328
Balance at December 31, 2022	$250,838

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

	Point Estimate Used
Input	As of December 31, 2022	As of March 31, 2022
Volatility	100.0%	110.0%
Risk-free rate	4.32%	1.62%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of December 31, 2022 and March 31, 2022 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to include the lock-up periods to which the Earn-Out Shares are subject. Refer to Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of December 31, 2022	As of March 31, 2022
Volatility	78.4%	82.3%
Risk-free rate	4.13%	2.43%

As of December 31, 2022, the fair value of the Earn-Out Shares was $17.1 million. Earn-Out Shares are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Private Placement Warrants

The fair value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants” and the added restriction by which the Company cannot redeem the Private Warrants if the Reference Value is greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

	Point Estimate Used
Input	As of December 31, 2022	As of March 31, 2022
Volatility	58.2%	56.5%
Risk-free rate	4.13%	2.43%
Term (in years)	3.75	4.50

As of December 31, 2022, the fair value of the Private Placement Warrants was $20.1 million. The Private Placement Warrants are included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Note 14—Other (Income) Expense, Net

Other (income) expense, net was as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2022	2021	2022	2021
Interest income	$(10,249)	$(66)	$(17,900)	$(199)
Interest expense	8,446	1,501	19,393	5,566
Other income	(18,095)	(2,464)	(11,060)	(2,838)
Total	$(19,898)	$(1,029)	$(9,567)	$2,529

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

As of December 31, 2022 and 2021, potentially dilutive securities were as follows:

	December 31, 2022	December 31, 2021
Stock options and performance stock options	154,631,025	80,754,174
Restricted stock units and performance stock units (non-vested)	22,153,774	22,587,681
March 2020 CVARs(1)	32,011,996	32,447,626
November 2021 CVARs (non-vested)	3,609,021	6,317,350
Restricted common stock (non-vested)	730,522	988,540
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	10,214,365	10,214,365
Public Warrants	20,475,875	20,535,896
Other stock based awards and instruments issued	6,178,990	5,134,088

(1)	Refer to Note 9, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 16—Subsequent Events

In February 2023, the Company completed an underwritten public offering of 30,666,665 common shares of RSL (including 3,999,999 common shares issued and sold upon the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $7.50 per share. Total gross proceeds from the offering, including the option exercise, before deducting underwriting discounts and commissions and other offering expenses were $230 million.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2022, included in our Annual Report on Form 10-K, filed with the SEC on June 28, 2022 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.

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

Our agile Vant model has allowed us to rapidly add capabilities in diverse therapeutic areas, including immunology, dermatology and oncology, and modalities, including biologics, topicals and bifunctional small molecules. We have launched and taken public multiple Vants, resulting in an aggregate ownership stake of approximately $1.5 billion in our publicly-traded Vants as of December 31, 2022 (inclusive of the value of certain shares of Myovant Sciences Ltd. as to which Roivant has a return right under certain circumstances (the “Myovant Top-Up Shares”)). The Vant model also enables a modular approach to the monetization of therapies we advance through development, allowing us to pursue commercialization of some products independently, while selectively establishing partnerships for other Vants or divesting of the Vants entirely.

Since our founding in 2014, we have:

•	commercially launched VTAMA® (tapinarof) cream 1% for the treatment of plaque psoriasis in adults;

•	conducted nine international Phase 3 trials, the last eight of which have been successful;

•	consummated a $3 billion upfront partnership with Sumitomo Pharma (“Sumitomo”);

•	received six FDA approvals for drugs developed by Vants launched by Roivant, including VTAMA and four drugs that received FDA approval after their transfer to Sumitomo;

•	built a broad and differentiated pipeline of drugs and drug candidates ranging from early discovery to commercial stage; and

•	launched Roivant Discovery, our small molecule discovery engine, consisting of a collection of advanced computational physics capabilities, integrated with an in-house wet lab facility.

The following table summarizes selected commercial and clinical-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA® (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA® (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3†
RVT-3101	Ulcerative Colitis	RVT-3101 Vant	Biologic	Phase 2
RVT-3101	Crohn’s Disease	RVT-3101 Vant	Biologic	Phase 2
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3†
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2†
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3†
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3†
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2†
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing clinical trials and expected upcoming trials.

†	Indicates registrational or potentially registrational trials.

Our small molecule discovery engine, Roivant Discovery, is powered by leading computational physics and machine learning (“ML”) capabilities for in silico drug design. It is organized into a number of Vants, each focused on a different modality or discovery technology:

•	Proteovant: Discovery and development of targeted protein degraders

•	VantAI: Next generation geometric deep learning for industry leading ternary complex modeling and evolutionarily guided rational molecular glue design

•	Covant: Emulating biology, we harness covalency to allosterically imprint and prosecute hard-to-drug targets.

•	Psivant: Using QUAISAR, our computational physics platform, to drive small molecule therapeutic discovery for de-risked biological targets

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of December 31, 2022.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	100%	85%
RVT-3101 Vant	75%	75%
Immunovant	57%[3]	51%[3]
Priovant	75%	70%
Proteovant	60%	54%
Genevant	83%	65%
Kinevant	88%	82%
Hemavant	100%	99%
Affivant	100%	97%
Covant	100%	100%
Psivant	100%	100%
Arbutus	25%[3]	23%[3]
Lokavant	64%	57%
Datavant	*	*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
As of December 31, 2022, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have a robust calendar of potential near-term catalysts, including the items set forth below.

Program	Vant	Catalyst	Expected Timing
VTAMA® (tapinarof)	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
Roivant Discovery	Roivant	Updates on discovery programs and technology	Ongoing
VTAMA® (tapinarof)	Dermavant	Topline data from Phase 3 trials in atopic dermatitis	March 2023 & May 2023
RVT-3101	RVT-3101 Vant	Final data from Phase 2B trial in ulcerative colitis	1H 2023
IMVT-1402	Immunovant	Initial data from Phase 1 trial	Mid-2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2B trial in systemic lupus erythematosus	4Q 2023
Batoclimab	Immunovant	Initial data from Phase 2 trial in Graves’ disease	2H 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk myelodysplastic syndrome	2H 2023
Batoclimab	Immunovant	Initial data from pivotal Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1H 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	1H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments

•
Roivant: In February, Roivant completed an upsized primary equity offering for $230 million in gross proceeds, including the exercise in full of the underwriters’ overallotment option following strong investor demand. The company plans to use the net proceeds from the offering principally to fund additional studies of RVT-3101, including the initiation of Phase 3 development in ulcerative colitis and Phase 2 development in other indications.  Roivant had consolidated cash, cash equivalents and restricted cash of $1.5 billion at December 31, 2022, or $1.9 billion after giving effect to the receipt of the anticipated proceeds from the sale of Myovant equity rights to Sumitomo and the net proceeds from the offering, supporting cash runway into the second half of calendar year 2025.

•
Dermavant: Through February 10, 2023, nearly 100,000 VTAMA prescriptions have been written by approximately 8,600 unique prescribers, based on IQVIA data. For the quarter ended December 31, 2022, Roivant reported VTAMA net product revenue of $9.2 million, representing a gross-to-net yield of approximately 18%. There has been significant progress on payor coverage with the majority of commercial lives, 57%, now covered. Tapinarof Phase 3 trials in atopic dermatitis, ADORING 1 and ADORING 2, are fully enrolled.

•
Immunovant:  In November 2022, Immunovant initiated a Phase 3 trial to evaluate batoclimab as a treatment for Thyroid Eye Disease (TED). Additionally, in December 2022, IMVT initiated a pivotal Phase 2b trial of batoclimab as a treatment for chronic inflammatory demyelinating polyneuropathy (CIDP).

•
RVT-3101: In December, Roivant announced a collaboration with Pfizer to develop and commercialize RVT-3101, a potentially first in class, fully human monoclonal antibody that blocks tumor necrosis factor-like ligand 1A (TL1A). In January, Roivant announced data from the induction period of TUSCANY-2, a large 245-patient global Phase 2b study of RVT-3101 against placebo for the treatment of ulcerative colitis. TUSCANY-2 is a 52-week study, with a 12-week induction period comparing different doses of RVT-3101 against placebo, and a 40-week chronic therapy period during which all subjects receive RVT-3101. In the induction period of the TUSCANY-2 study, RVT-3101 demonstrated statistically significant and clinically meaningful efficacy at each dose tested. At the expected Phase 3 dose, 31% of patients achieved clinical remission (modified Mayo) (p=0.01, 20% delta compared to 12% placebo) and 40% of patients achieved endoscopic improvement (p=0.01, 22% delta compared to 19% placebo).  At the expected Phase 3 dose, among patients who were positive for a biomarker that was prospectively defined in TUSCANY-2, clinical remission (modified Mayo) and endoscopic improvement rates were 40% (p=0.02, 30% delta compared to 10% placebo) and 56% (p=0.0005, 46% delta compared to 10% placebo), respectively. Approximately 60% of patients were identified as positive for this biomarker. Across all doses and patient groups, RVT-3101 was well tolerated and showed a favorable safety profile.

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

•	Unallocated internal costs, including:

o	employee-related expenses, such as salaries, share-based compensation, and benefits, for research and development personnel; and

o	other expenses that are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates and our recently in-licensed assets, including RVT-3101, through preclinical studies and clinical trials, as well as acquire or discover new product candidates. We expect higher employee-related expenses, including share-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.

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

Change in fair value of investments

Change in fair value of investments primarily includes the unrealized (gain) loss on equity investments in publicly-traded companies, including Arbutus Biopharma Corporation (“Arbutus”) and Sio Gene Therapies Inc. (“Sio”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business (“Datavant”), following Datavant’s merger with a wholly-owned subsidiary of Heracles Parent, L.L.C., the parent company of CIOX Health, (the “Datavant Merger”) in July 2021 at which point our minority equity interest in Datavant became subject to the equity method of accounting. We have elected the fair value option to account for these investments.

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

Gain on deconsolidation of subsidiaries

Gain on deconsolidation of subsidiaries resulted from the determination that we no longer had a controlling financial interest in certain subsidiaries.

Other (income) expense, net

Other (income) expense, net consists of interest expense resulting from interest accrued on long-term debt and the amortization of debt discount and issuance costs, interest income on our cash and cash equivalents, and other miscellaneous expense.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2022 and 2021

The following table sets forth our results of operations for the three months ended December 31, 2022 and 2021:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue, net	$17,052	$24,341	$(7,289)
Operating expenses:
Cost of revenues	3,586	1,384	2,202
Research and development	125,533	137,345	(11,812)
Acquired in-process research and development	97,749	16,105	81,644
Selling, general and administrative	168,261	115,530	52,731
Total operating expenses	395,129	270,364	124,765
Loss from operations	(378,077)	(246,023)	(132,054)
Change in fair value of investments	(25,948)	38,036	(63,984)
Gain on sale of investment	—	—	—
Change in fair value of debt and liability instruments	62,360	23,017	39,343
Gain on deconsolidation of subsidiaries	(12,514)	—	(12,514)
Other income, net	(19,898)	(1,029)	(18,869)
Loss before income taxes	(382,077)	(306,047)	(76,030)
Income tax expense	2,819	38	2,781
Net loss	(384,896)	(306,085)	(78,811)
Net loss attributable to noncontrolling interests	(32,882)	(21,549)	(11,333)
Net loss attributable to Roivant Sciences Ltd.	$(352,014)	$(284,536)	$(67,478)

The following table sets forth our results of operations for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands)
Revenue, net	$33,904	$46,063	$(12,159)
Operating expenses:
Cost of revenues	8,953	8,507	446
Research and development	393,358	347,958	45,400
Acquired in-process research and development	97,749	138,377	(40,628)
Selling, general and administrative	474,996	636,060	(161,064)
Total operating expenses	975,056	1,130,902	(155,846)
Loss from operations	(941,152)	(1,084,839)	143,687
Change in fair value of investments	53,277	14,382	38,895
Gain on sale of investment	—	(443,754)	443,754
Change in fair value of debt and liability instruments	90,032	40,747	49,285
Gain on termination of Sumitomo Options	—	(66,472)	66,472
Gain on deconsolidation of subsidiaries	(29,276)	—	(29,276)
Other (income) expense, net	(9,567)	2,529	(12,096)
Loss before income taxes	(1,045,618)	(632,271)	(413,347)
Income tax expense	8,983	532	8,451
Net loss	(1,054,601)	(632,803)	(421,798)
Net loss attributable to noncontrolling interests	(79,188)	(57,603)	(21,585)
Net loss attributable to Roivant Sciences Ltd.	$(975,413)	$(575,200)	$(400,213)

Variance analysis for three and nine months ended December 31, 2022 and 2021

Revenue, net

For the three months ended December 31, 2022 and 2021, our revenue, net consisted of the following:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands)
VTAMA revenues, net	$9,244	$—	$9,244
License, milestone, and other revenue	7,808	24,341	(16,533)
Total revenue, net	$17,052	$24,341	$(7,289)

Revenue, net decreased by $7.3 million to $17.1 million for the three months ended December 31, 2022 compared to $24.3 million for the three months ended December 31, 2021. During the three months ended December 31, 2022, revenue included $9.2 million of net product revenues for VTAMA, following the commercial launch in May 2022, with the remaining amount relating primarily to licensing arrangements. During the three months ended December 31, 2021, revenue, net was primarily related to the recognition of milestone income as well as payment for the licensing of technology.

For the nine months ended December 31, 2022 and 2021, our revenue, net consisted of the following:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands)
VTAMA revenues, net	$14,354	$—	$14,354
License, milestone, and other revenue	19,550	46,063	(26,513)
Total revenue, net	$33,904	$46,063	$(12,159)

Revenue, net decreased by $12.2 million to $33.9 million for the nine months ended December 31, 2022 compared to $46.1 million for the nine months ended December 31, 2021. During the nine months ended December 31, 2022, revenue included $14.4 million of net product revenues for VTAMA, following the commercial launch in May 2022, with the remaining amount relating primarily to licensing arrangements. During the nine months ended December 31, 2021, revenue, net was primarily related to payments received in connection with license agreements and the licensing of technology as well as revenue relating to the sales of clinical product and milestone income at Dermavant.

Cost of revenues

For the three months ended December 31, 2022 and 2021, our cost of revenues consisted of the following:

	Three Months Ended December 31,
	2022	2021	Change
	(in thousands)
Cost of product and other revenues	$1,358	$1,384	$(26)
Amortization of intangible assets	2,228	—	2,228
Cost of revenues	$3,586	$1,384	$2,202

Cost of revenues increased by $2.2 million to $3.6 million for the three months ended December 31, 2022 compared to $1.4 million for the three months ended December 31, 2021. During the three months ended December 31, 2022, cost of revenues included $0.4 million of costs relating to the sale of VTAMA as well as $2.2 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

For the nine months ended December 31, 2022 and 2021, our cost of revenues consisted of the following:

	Nine Months Ended December 31,
	2022	2021	Change
	(in thousands)
Cost of product and other revenues	$3,783	$8,507	$(4,724)
Amortization of intangible assets	5,170	—	5,170
Cost of revenues	$8,953	$8,507	$446

Cost of revenues increased by $0.4 million to $9.0 million for the nine months ended December 31, 2022 compared to $8.5 million for the nine months ended December 31, 2021. During the nine months ended December 31, 2022, cost of revenues included $1.0 million of costs relating to the sale of VTAMA as well as $5.2 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022. During the nine months ended December 31, 2021, cost of revenues was primarily related to cost associated with the sales of clinical product.

Research and development expenses

For the three months ended December 31, 2022 and 2021, our research and development expenses consisted of the following:

	Three Months Ended December 31,
	2022	2021(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(2)	$25,181	$12,045	$13,136
Brepocitinib	11,113	13,196	(2,083)
Tapinarof	9,787	14,242	(4,455)
RVT-2001	4,964	120	4,844
Namilumab	3,315	2,228	1,087
AFVT-2101	2,279	3,202	(923)
Other discovery and development programs	21,074	40,672	(19,598)
Total program-specific costs	77,713	85,705	(7,992)

Unallocated internal costs:
Share-based compensation	6,888	17,669	(10,781)
Personnel-related expenses	31,171	27,050	4,121
Other expenses	9,761	6,921	2,840
Total research and development expenses	$125,533	$137,345	$(11,812)

(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.

Research and development expenses decreased by $11.8 million to $125.5 million for the three months ended December 31, 2022 compared to $137.3 million for the three months ended December 31, 2021, primarily due to decreases in share-based compensation of $10.8 million and program-specific costs of $8.0 million, partially offset by increases in personnel-related expenses of $4.1 million and other expenses of $2.8 million.

The decrease of $8.0 million in program-specific costs largely reflects the discontinued development of several programs, including ARU-1801, LSVT-1701, DMVT-502, DMVT-503, DMVT-504, and CVT-TCR-01. These decreases were partially offset by increases reflecting the progression of our programs, including Immunovant’s anti-FcRn franchise.

For the nine months ended December 31, 2022 and 2021, our research and development expenses consisted of the following:

	Nine Months Ended December 31,
	2022	2021(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(2)	$55,278	$32,354	$22,924
Tapinarof	32,770	52,565	(19,795)
Brepocitinib	32,007	13,237	18,770
ARU-1801(3)	12,013	16,882	(4,869)
RVT-2001	11,733	120	11,613
Namilumab	9,424	3,833	5,591
AFVT-2101	8,941	9,306	(365)
LSVT-1701(3)	7,173	9,276	(2,103)
ARU-2801	3,456	9,474	(6,018)
Other discovery and development programs	66,778	59,054	7,724
Total program-specific costs	239,573	206,101	33,472

Unallocated internal costs:
Share-based compensation	26,548	47,441	(20,893)
Personnel-related expenses	100,886	72,902	27,984
Other expenses	26,351	21,514	4,837
Total research and development expenses	$393,358	$347,958	$45,400

(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.
(3) Reflects a discontinued program.

Research and development expenses increased by $45.4 million to $393.4 million for the nine months ended December 31, 2022 compared to $348.0 million for the nine months ended December 31, 2021, primarily due to increases in program specific costs of $33.5 million and personnel-related expenses of $28.0 million, partially offset by a decrease in share-based compensation of $20.9 million.

The increase of $33.5 million in program-specific costs largely reflects the progression of our programs and drug discovery, including Immunovant’s anti-FcRn franchise, Priovant’s brepocitinib program, and Hemavant’s RVT-2001 program. The asset acquisition of brepocitinib was completed in September 2021, and the asset acquisition of RVT-2001 was completed in November 2021. Increases in program-specific costs were partially offset by certain decreases, including $19.8 million for Dermavant’s tapinarof program, which was primarily due to a large purchase of clinical product and commercial active pharmaceutical ingredient during the nine months ended December 31, 2021.

Acquired in-process research and development expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Acquired in-process research and development expenses	$97,749	$16,105	$81,644	$97,749	$138,377	$(40,628)

Acquired in-process research and development increased by $81.6 million to $97.7 million for the three months ended December 31, 2022 compared to $16.1 million for the three months ended December 31, 2021, primarily due to consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 by a newly-formed subsidiary in November 2022. Additionally, the achievement of a development milestone relating to Immunovant’s batoclimab program resulted in a one-time milestone expense of $10.0 million. Acquired in-process research and development expense for the three months ended December 31, 2021 was primarily driven by consideration for the purchase of IPR&D of $14.1 million relating to the acquisition of RVT-2001 by Hemavant.

Acquired in-process research and development decreased by $40.6 million to $97.7 million for the nine months ended December 31, 2022 compared to $138.4 million for the nine months ended December 31, 2021. The decrease was primarily due to higher consideration for the purchase of IPR&D during the nine months ended December 31, 2021 as a result of consideration for the purchase of IPR&D of $82.1 million relating to the acquisition of brepocitinib by Priovant, a one-time milestone expense of C$50.0 million (approximately $39 million) due to the achievement of a development milestone related to Dermavant’s tapinarof program, and consideration for the purchase of IPR&D of $14.1 million relating to the acquisition of RVT-2001 by Hemavant. Acquired in-process research and development expenses for the nine months ended December 31, 2022 was driven by consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 by a newly-formed subsidiary and the achievement of a development milestone relating to Immunovant’s batoclimab program, which resulted in a one-time milestone expense of $10.0 million.

Selling, general and administrative expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$168,261	$115,530	$52,731	$474,996	$636,060	$(161,064)

Selling, general and administrative expenses increased by $52.7 million to $168.3 million for the three months ended December 31, 2022 compared to $115.5 million for the three months ended December 31, 2021, primarily due to higher selling, general and administrative expenses at Dermavant as a result of the commercial launch of VTAMA.

Selling, general and administrative expenses decreased by $161.1 million to $475.0 million for the nine months ended December 31, 2022 compared to $636.1 million for the nine months ended December 31, 2021, primarily due to a decrease in share-based compensation expense of $274.6 million, partially offset by higher selling, general and administrative expenses at Dermavant as a result of the commercial launch of VTAMA. The decrease in share-based compensation resulted from the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination in September 2021, resulting in the recognition of a one-time catch-up expense of $350.0 million during the nine months ended December 31, 2021 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination. This decrease was partially offset by continued vesting of the equity instruments.

Change in fair value of investments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$(25,948)	$38,036	$(63,984)	$53,277	$14,382	$38,895

Change in fair value of investments was an unrealized gain of $25.9 million and an unrealized loss of $38.0 million for the three months ended December 31, 2022 and 2021, respectively. The change of $64.0 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant.

Change in fair value of investments was an unrealized loss of $53.3 million and an unrealized loss of $14.4 million for the nine months ended December 31, 2022 and 2021, respectively. The change of $38.9 million was primarily driven by changes in the public share prices of Arbutus and Sio as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger in July 2021.

Gain on sale of investment
	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on sale of investment	$—	$—	$—	$—	$(443,754)	$443,754

Gain on sale of investment was $443.8 million for the nine months ended December 31, 2021 due to the Datavant Merger in July 2021 at which point we received $320 million in cash and a minority equity stake in the combined company.

Change in fair value of debt and liability instruments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$62,360	$23,017	$39,343	$90,032	$40,747	$49,285

Change in fair value of debt and liability instruments were unrealized losses of $62.4 million and $23.0 million for the three months ended December 31, 2022 and 2021, respectively. Change in fair value of debt and liability instruments for the three months ended December 31, 2022 primarily consisted of an unrealized loss of $60.2 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the three months ended December 31, 2021 primarily consisted of an unrealized loss of $17.3 million relating to the warrants issued as part of the Business Combination.

Change in fair value of debt and liability instruments were unrealized losses of $90.0 million and $40.7 million for the nine months ended December 31, 2022 and 2021, respectively. The change in fair value of debt and liability instruments for the nine months ended December 31, 2022 primarily consisted of unrealized loss of $55.2 million relating to the NovaQuest facility, which was primarily due to the impact of VTAMA approval in psoriasis, and an unrealized loss of $40.7 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the nine months ended December 31, 2021 primarily consisted of an unrealized loss of $21.8 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate, and an unrealized loss of $17.3 million relating to the warrants issued as part of the Business Combination.

Gain on termination of Sumitomo Options

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on termination of Sumitomo Options	$—	$—	$—	$—	$(66,472)	$66,472

Gain on termination of Sumitomo Options was $66.5 million for the nine months ended December 31, 2021 due to the completion of transactions contemplated by an Asset Purchase Agreement entered into with Sumitomo Pharma Co., Ltd. and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd..

Gain on deconsolidation of subsidiaries

	Three Months Ended December 31,			Nine Months Ended December 31,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$(12,514)	$—	$(12,514)	$(29,276)	$—	$(29,276)

Gain on deconsolidation of subsidiaries was $12.5 million for the three months ended December 31, 2022 and resulted from the deconsolidation of a subsidiary in November 2022.

Gain on deconsolidation of subsidiaries was $29.3 million for the nine months ended December 31, 2022 and resulted from the deconsolidation of certain subsidiaries in November 2022 and July 2022.

Liquidity and Capital Resources

For the nine months ended December 31, 2022 and 2021, we incurred net losses of approximately $1.1 billion and $632.8 million, respectively. As of December 31, 2022, we had cash and cash equivalents of approximately $1.5 billion and our accumulated deficit was approximately $3.7 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our revenue through December 31, 2022 has not been significant. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

In October 2022, Immunovant completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by us) at a price to the public of $6.00 per share, for net proceeds to Immunovant of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

In October 2022, Myovant Sciences Ltd. ("Myovant") entered into an agreement with Sumitovant Biopharma ("Sumitovant"), its majority shareholder, under which Sumitovant would acquire the remaining shares of Myovant not already owned by Sumitovant at a price of $27.00 per share in a cash transaction (the “Myovant Transaction”). Under the terms of a Share Return Agreement dated December 27, 2019 between Roivant and Sumitomo Pharma, pursuant to which we retain certain economic rights in respect of 4,243,005 Myovant common shares, in connection with the closing of the Myovant Transaction, we expect to receive approximately $114.5 million. Sumitovant and Myovant have announced that they expect the Myovant Transaction to close in the quarter ending March 31, 2023, subject to customary closing conditions.

In November 2022, we completed an underwritten primary and secondary public offering of 30,000,000 of our common shares at a price to the public of $5.00 per share. Of these common shares, 20,000,000 were sold by us and 10,000,000 were sold by certain selling shareholders. Net proceeds to us were approximately $94.7 million after deducting underwriting discounts and commissions and offering expenses. We did not receive any proceeds from the sale of common shares by the selling shareholders.

In February 2023, we completed an underwritten public offering of 30,666,665 of our common shares (including 3,999,999 common shares issued and sold upon the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $7.50 per share. Total gross proceeds from the offering, including the option exercise, before deducting underwriting discounts and commissions and other offering expenses were $230 million.

We had cash, cash equivalents and restricted cash of approximately $1.5 billion at December 31, 2022. Giving effect to our February 2023 follow-on offering for $230 million in gross proceeds and expected proceeds from the Myovant Transaction of approximately $115 million, our cash, cash equivalents and restricted cash would have been approximately $1.9 billion, which we expect to support cash runway into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, which may require us to use our capital resources sooner than expected. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report.

Our short-term and long-term liquidity requirements as of December 31, 2022 included:

•	contractual payments related to our long-term debt (see Note 7, “Long-Term Debt” of our condensed consolidated financial statements);

•	obligations under our operating leases;

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $30.0 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $33.1 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with the purchase agreement of tapinarof between our subsidiary, Dermavant and GSK, Dermavant entered into a clinical supply agreement for which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS will provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $34.1 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts. There have been no material changes to the commitments relating to our operating leases during the nine months ended December 31, 2022 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 12, "Leases" in our Form 10-K.

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

Following the approval of VTAMA by the FDA in May 2022, Dermavant received $160.0 million in June 2022 pursuant to the terms of the revenue interest purchase and sale agreement (the “RIPSA”) entered with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for the $160.0 million in committed funding to be paid to Dermavant, conditioned on the approval of tapinarof by the FDA, which was achieved in May 2022. Dermavant used the RIPSA proceeds primarily for the payment of the milestone obligations to GSK and Welichem.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2022 and 2021:

	Nine Months Ended December 31,
	2022	2021
	(in thousands)
Net cash used in operating activities	$(664,305)	$(530,260)
Net cash (used in) provided by investing activities	$(157,822)	$308,997
Net cash provided by financing activities	$289,130	$305,722

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the nine months ended December 31, 2022, cash used in operating activities increased by $134.0 million to $664.3 million compared to the nine months ended December 31, 2021. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of clinical programs, and to support the commercial launch of VTAMA.

Investing Activities

Cash flow from investing activities includes cash used for milestone payments; purchase of property and equipment; and proceeds from sale of investment.

For the nine months ended December 31, 2022 and 2021, cash flow from investing activities changed by $466.8 million to net cash used in investing activities of $157.8 million from net cash provided by investing activities of $309.0 million for the nine months ended December 31, 2021. This change in cash flow is primarily related to $320 million in cash we received as a result of the Datavant Merger during the nine months ended December 31, 2021 and milestone payments relating to VTAMA made during the nine months ended December 31, 2022.

Financing Activities

For the nine months ended December 31, 2022, cash provided by financing activities decreased by $16.6 million to $289.1 million compared to the nine months ended December 31, 2021. During the nine months ended December 31, 2022, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022 as well as net proceeds from the issuance of our common shares as well as the common shares of our majority-owned subsidiary Immunovant. During the nine months ended December 31, 2021, proceeds were generated by the completion of our Business Combination and PIPE financing in September 2021, payment of the subscription receivable due to Proteovant by SK in July 2021, and the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2022, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In addition, in connection with our commercial launch of VTAMA, we expect to continue to increase the amount of cash we spend in order to expand our commercial infrastructure. We expect this level of increased cash spending to increase into this calendar year. The increased level of cash spending will support our transition to an integrated commercial biopharmaceutical company and to support the commercialization of VTAMA. To the extent that we are able to gain regulatory approval for VTAMA in any other jurisdiction besides the U.S. or to gain regulatory approval for any of our other product candidates in any jurisdiction, we would expect to incur additional increased cash costs.

Our limited experience as a commercial-stage company means that there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry, including the risks and uncertainties outlined above. Further, as we continue to develop and seek regulatory approval of additional products and product candidates, as well as additional indications for VTAMA, and to pursue regulatory approvals for VTAMA and other products and product candidates outside the U.S., it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts. If we are unable to manage the risks and uncertainties associated with the commercialization of VTAMA and any future products or product candidates that receive marketing approval, we may be unable to generate significant revenues from the sales of these products and product candidates to achieve profitability, which will materially affect our business, prospects, financial condition and results of operations.

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

Only a limited number of product candidates using the approaches of targeted protein degradation or covalency have been approved in the United States, Europe or the United Kingdom. The data underlying the feasibility of developing therapeutic products based on these approaches remains both preliminary and limited. We have not yet succeeded and may not succeed in advancing any product candidates developed using our small molecule discovery engine into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our small molecule discovery engine and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. Any problems we experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all.

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

We have experienced, and may in the future experience, disruptions as a result of COVID-19 or future pandemics that severely impact our business, commercial and marketing activities, clinical trials and preclinical studies, including:

•
our ability to sell and market our current and future products and, if approved, product candidates, including as a result of government-or employer-imposed remote work orders and travel and workplace visitor restrictions;

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

Treating diseases using targeted protein degradation, covalency and similar approaches is novel and unproven. Our future success depends in part on the successful development of these new therapeutic approaches. Very few small molecule product candidates using targeted protein degradation or covalency have been tested in humans. Only a limited number of product candidates using targeted protein degradation or covalency have been approved in the United States, Europe or the United Kingdom and the data underlying the feasibility of developing these types of therapeutic products remains both preliminary and limited. If any adverse learnings are made by other developers of protein degraders or covalent inhibitors, development of these product candidates could be materially impacted, which could in turn adversely impact our financial condition and future growth.

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

Additionally, the regulatory approval process for novel product candidates such as those associated with our small molecule discovery engine is uncertain and can be more expensive and take longer than for other, better-known or extensively studied classes of product candidates. Although other companies are also developing therapeutics based on targeted protein degradation and similar approaches, only a limited number of product candidates of this type have been approved in the United States, Europe or the United Kingdom. As a result, it is difficult for us to predict the time and cost of developing our product candidates and we cannot predict whether any of our product candidates will receive marketing approval or achieve commercial acceptance. Any development problems we experience in the future related to our small molecule discovery engine or any of our related research programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate, as well as from commercializing any product candidates we may develop on a timely or profitable basis, if at all.

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

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, we recently disclosed interim data from the induction portion of the TUSCANY-2 trial of RVT-3101 in ulcerative colitis. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

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

Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our products or product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our products for commercialization and products or product candidates for our preclinical studies, clinical trials and research and development activities. Any significant delay in the supply of a product or product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our products or product candidates, the commercial launch of our products or product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our products or product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our products or product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to current or future products or product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals were recently enacted or are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the United States on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

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

•
the FDA or other relevant regulatory authorities may not accept data generated at clinical trial sites, including in situations where the authorities deem that the data was not generated in compliance with GCP, ethical standards or applicable data protection laws;

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated, and partly completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. At this time, it is not clear what impact, if any, these developments may have on the statutory accelerated approval pathway or our business, financial condition results of operations, or prospects.

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

The above incentives and exclusivities regime in the EU are a particular focus of an upcoming reform of the EU pharmaceutical legislation. As a result, in the future, these incentives and exclusivities may be restricted or made conditional upon compliance with additional regulatory obligations. The related new legislative proposal by the European Commission is currently expected in March 2023.

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

Moreover, a September 2021 Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation could significantly broaden the scope of orphan drug exclusivity for such products. In January 2023, the FDA, however, issued a Federal Register notice clarifying its approach to orphan drug exclusivity following the Catalyst decision that suggests this may not be the agency’s intended direction going forward. Consistent with the court’s decision, the FDA set aside its approval of the drug at issue in the case. The notification announced that, while complying with the court’s order in Catalyst, the FDA intended to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved to matters beyond the scope of that order. Legislation has also been introduced that may reverse the Catalyst decision.

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

Whether approval of a biological product qualifies for reference product exclusivity turns on whether the FDA consider the approval a “first licensure.” Not every licensure of a biological product is considered a “first licensure” that gives rise to its own exclusivity period. We believe that our product candidates approved as a biological product under a BLA should qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise. The extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is variable, and will depend on a number of marketplace and regulatory factors. If competitors are able to obtain marketing approval for biosimilars referencing our products, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

•
various privacy, cybersecurity and data protection laws, rules and regulations at the international, federal, state and local level impose obligations with respect to safeguarding the privacy, security, and cross-border transmission of personally identifiable data, including personal health information;

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. However, effective January 1, 2025, this program will be eliminated as a part of the Part D benefit redesign enacted under the Inflation Reduction Act, discussed below.

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future, with unpredictable and uncertain results. During previous Congressional sessions, Congress had introduced several pieces of legislation aimed at significantly revising or repealing the ACA and may in the future consider legislation to replace, modify or augment elements of the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through the first six months of 2023 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. There was a 1% reduction through the end of June 2022, after which the cuts returned to 2%. Absent further Congressional action, there is a possibility that an up to 4% Medicare sequester could be triggered in January 2023, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. The American Rescue Plan Act of 2021 was expected to trigger a PAYGO sequestration order at the end of the 2021 Congressional session. However, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the Inflation Reduction Act (“IRA”), a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. It is possible that Congress or the Administration may take further actions to control drug prices. In October 14, 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. We cannot predict how these new provisions would be implemented or their impact on Roivant.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products and product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

•	ZORYVE (roflumilast), a topical PDE4 inhibitor, a potential competitor to VTAMA;

•	OPZELURA (ruxolitinib), a topical Janus kinase inhibitor, a potential competitor to VTAMA;

•	PRA023, an TL1A antibody, a potential competitor to RVT 3101;

•	VYVGART (efgartigimod alfa-fcab), a neonatal Fc receptor blocker, a potential competitor to batoclimab and IMVT-1402;

•	Nipocalimab and rozanolixizumab, anti-FcRn antibodies, potential competitors to batoclimab and IMVT-1402;

•	TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab; and

•	SOTYKTU (deucravacitinib), a TYK2 inhibitor, a potential competitor to brepocitinib.

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

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security protections.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities that are subject those HIPAA regulations and we have to expend resources to understand their obligations, adjust contractual relationships in light of those obligations, or otherwise modify our business practices. Congress has considered expanding the scope of the HIPAA privacy and security regulations and we may in the future ourselves become subject to them or similar regulations, which would require us to make additional expenditures and create additional liability risks.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to the HIPAA privacy and security regulations, expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), and imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions,  requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018 (the “CCPA”), which as substantially amended in 2020 pursuant to the California Privacy Rights Act (the “CPRA”) generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt-out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and an agency established pursuant to the CPRA amendments, the California Privacy Protection Agency, have authority to implement and enforce the CCPA. California’s aggressive steps to protect consumer privacy have been followed by similar actions in other states, including Virginia, Colorado, Utah and Connecticut, all of which have enacted CCPA/CPRA-like laws to provide their respective residents with similar rights. New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield is currently being developed. On December 13, 2022, following the signature of a U.S. Executive Order by President Biden on October 7, 2022, the European Commission issued a draft adequacy decision which, if adopted and not successfully challenged in court, is intended to address the concerns expressed by CJEU in their 2016 ruling and allow transfer of personal data from the EEA to companies in the U.S. which commit to comply with the EU-U.S. Data Privacy Framework. At the moment it is unclear if the adequacy decision will be adopted at EU level and whether the anticipated legal challenges against this decision, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

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

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the EU (i.e., following the United Kingdom’s exit from the EU—otherwise known as Brexit), data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

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

There continues to be considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to further diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. The EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. entered into application in January 2022 and consequently do not apply in the U.K. It is unclear as to whether the relevant authorities in the EU and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our products and, if approved, product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there have been disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if continued, may delay time-sensitive shipments and may negatively impact our product supply chain. There are also differences between the regulatory regimes. For example, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom. Further, there is no designation step required in the UK, and the criteria for orphan designation will be determined at the time of authorization.

Given these uncertainties, we may be forced to restrict or delay efforts to seek regulatory approval in the United Kingdom or EEA for our products and product candidates, which could significantly and materially harm our business. There is a degree of uncertainty regarding the overall impact that Brexit will have on (i) the marketing of pharmaceutical products, (ii) the process to obtain regulatory approval in the United Kingdom or Great Britain for product candidates or (iii) the award of exclusivities that are normally part of the EU legal framework (for instance Supplementary Protection Certificates, Pediatric Extensions or Orphan exclusivity).

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

Our management has the ability to require holders of our Warrants to exercise such Warrants on a cashless basis, which will cause holders to receive fewer Common Shares upon their exercise of the Warrants than they would have received had they been able to exercise their Warrants for cash.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1#†	License and Collaboration Agreement dated as of November 21, 2022	—	—	—	Filed herewith

10.2#†	Investor Rights Agreement dated as of November 21, 2022	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.

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

Date: February 13, 2023