Form 10-K
period 2023-03-31
Roivant Sciences Ltd.
filed 2023-06-28
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2023
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
London SW1H 0BD
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No   ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares, par value $0.0000000341740141 per share (the “Common Shares”) held by non-affiliates of the registrant was approximately $445.2 million, based on the closing price of the registrant’s common stock on The Nasdaq Global Market of $3.22 per share.

As of June 26, 2023 there were 766,811,433 Common Shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Specified portions of the registrant’s proxy statement to be issued in conjunction with the registrant’s 2023 Annual Meeting of Stockholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

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

•	We have limited experience as a commercial company and the marketing and sale of VTAMA® (tapinarof) or any future products may be unsuccessful or less successful than anticipated.

•	We may not be successful in our efforts to acquire or in-license new product candidates.

•	Our drug discovery efforts may not be successful in identifying new product candidates.

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments related to our products and product candidates.

•	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

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

•	We may encounter difficulties enrolling and retaining patients in clinical trials, and clinical development activities could thereby be delayed or otherwise adversely affected.

•
The results of our preclinical studies and clinical trials may not support our proposed claims for our products or product candidates, or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

•
Anti-takeover provisions in our memorandum of association and bye-laws, as well as provisions of Bermuda law, could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Common Shares and could entrench management.

•	Our largest shareholders own a significant percentage of our Common Shares and are able to exert significant control over matters subject to shareholder approval.

•
Future sales, or the perception of future sales, of our Common Shares by us or our existing shareholders in the public market could cause the market price for our Common Shares to decline and impact our ability to raise capital in the future.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our limited operating history and risks involved in biopharmaceutical product development;

•	our limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);

•	our ability to raise additional capital to fund our business on acceptable terms or at all;

•	the fact that we will likely incur significant operating losses for the foreseeable future;

•	our ability to acquire or in-license new product candidates;

•	our ability to identify new product candidates through our discovery efforts;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

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

•	the fact that our largest shareholders own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•	future sales of securities by us or our largest shareholders, or the perception of such sales, and the impact thereof on the price of our common shares;

•	the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business and/or competitive factors; and

•	any other risks and uncertainties, including those described under Part I, Item 1A. “Risk Factors.”

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com/), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our stockholders and the public about our company, our products and product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Industry and Market Data

We obtained the industry and market data in this Annual Report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report on Form 10-K, including those discussed in Part I, Item 1A. “Risk Factors.”

v

PART I

ITEM 1.	BUSINESS

References to “Roivant,” “the Company,” “we,” “us” or “our” in the following section refer to Roivant Sciences Ltd. and its subsidiaries, unless the context otherwise requires.

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline is concentrated in inflammation and immunology and includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; batoclimab and IMVT-1402, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several IgG-mediated autoimmune indications; and RVT-3101, an anti-TL1A antibody in development for ulcerative colitis and Crohn’s disease, in addition to several other therapies in various stages of clinical development. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3*
RVT-3101	Ulcerative Colitis	Telavant	Biologic	Phase 3*
RVT-3101	Crohn’s Disease	Telavant	Biologic	Phase 2
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1401	Numerous Indications	Immunovant	Biologic	Phase 1
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

The Vant model unlocks key strategic advantages for Roivant and, we believe, ultimately enables us to develop transformative medicines for diseases for which there are no approved therapies or where the current standard of care treatment has significant limitations faster than our competitors. We believe we are uniquely positioned to accomplish this by:

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

•
Creating nimble, entrepreneurial Vants: Vants operate similarly to independent biotechnology companies where each management team is focused on its respective mission and is economically incentivized to maximize value through Vant-specific equity grants. Each of our Vant teams is built with deep relevant expertise to ensure successful execution of its particular development strategy. The Vant model is designed to facilitate rapid decision making and calculated risk taking, by empowering, aligning and incentivizing Vant teams around the outcomes of their specific products or product candidates.

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

The structural advantages of the Vant model combined with our “force of will” culture and investor mindset have enabled us to achieve an impressive track record: Since Roivant’s founding in 2014, we have commercialized VTAMA, the leading branded topical in psoriasis, developed six FDA-approved medicines and completed 11 large registrational Phase 3 studies – the last 10 of which have yielded positive data (inclusive of approvals and Phase 3 studies from Vants transferred to Sumitomo Pharma).

Recent Developments

On June 22, 2023, Sumitomo Pharma Co., Ltd. ("Sumitomo Pharma”) sold 15,116,277 common shares to three healthcare specialist funds, including an affiliate of private investment funds advised by Patient Square Capital, in a privately negotiated transaction. In connection with the transaction, Sumitomo Pharma entered into a lock-up agreement effective through February 29, 2024, covering the common shares it continues to hold. The buyers also entered into lock-up agreements covering the common shares acquired in the transaction, through February 29, 2024.

Key Business Highlights

•	VTAMA

•
Secured FDA approval of VTAMA® (tapinarof) cream, 1% for plaque psoriasis in adults, the Company’s first commercial product and first topical novel chemical entity for psoriasis in the U.S. in 25 years.

•	Successfully launched with drug in channel within days of FDA approval and became the most prescribed branded topical for psoriasis only eight weeks into launch.

•
Met the primary and all secondary endpoints in two Phase 3 studies, evaluating 813 moderate-to-severe atopic dermatitis patients with no new safety or tolerability signals observed in this population, which included children as young as 2 years old.

•	Generated net product revenue of $13.7 million for the fourth quarter and $28.0 million for the fiscal year ended March 31, 2023.

•	Expanded coverage with 125 million U.S. commercial lives covered, or 76% of total, as of June 2023.

•	RVT-3101

•	Announced partnership with Pfizer to form new company around RVT-3101, a potential first-in-class and best-in-class anti-TL1A antibody for ulcerative colitis and Crohn’s disease.

•
Reported statistically significant and clinically meaningful results from the induction period of TUSCANY-2, a large global phase 2b study of subcutaneous RVT-3101 for the treatment of ulcerative colitis.

•	Demonstrated improved efficacy results from the induction to chronic period in the TUSCANY-2 study and was well tolerated with a favorable safety profile across all doses.

•	Initiated a Phase 2 study of RVT-3101 in Crohn’s disease, with topline data expected in the fourth quarter of calendar year 2024.

•	Anti-FcRn Franchise

•	Initiated a Phase 3 study of batoclimab in thyroid eye disease (“TED”) and a Phase 2b study in chronic inflammatory demyelinating polyneuropathy (“CIDP”).

•
Unveiled IMVT-1402, a next generation anti-FcRn which showed deep IgG lowering similar to batoclimab with no or minimal impact observed on albumin and LDL (low-density lipoprotein) levels in animal studies.

•	Initiated a Phase 1 study for IMVT-1402, with initial data expected in August / September 2023.

•	Brepocitinib

•
Announced Priovant Therapeutics, a new Vant partnered with Pfizer and dedicated to developing and commercializing novel therapies for autoimmune diseases with lead compound, brepocitinib, a first-in-class dual, selective inhibitor of TYK2 and JAK.

•	Initiated a Phase 3 study developing oral brepocitinib for the treatment of dermatomyositis.

•	Completed enrollment for its ongoing potentially registrational global study evaluating oral brepocitinib for the treatment of SLE in August 2022.

The table below summarizes select potential future payment obligations from acquisitions, in-licensings and subsequent financings for select products and product candidates:

Vant	Product or Product Candidate	Milestones		Royalty
Dermavant	VTAMA (tapinarof)	•	Up to CAD$75M in remaining commercial milestones to Welichem, with CAD$35M payable upon VTAMA first U.S. commercial sale for atopic dermatitis and the remainder payable as first commercial sales are achieved in various ex-U.S. countries	•
Low single-digit to high single-digit tiered percentage of quarterly revenues based on achievement of specified net sales thresholds, up to a $344M cap, to be paid to an investor group in exchange for $160M RIPSA funding received in June 2022, following VTAMA approval; accounted for as debt with a net carrying value of $174M as of March 31, 2023

		•	Additional milestones owed to NovaQuest in connection with two 2018 financings that are accounted for as debt with a fair value of $208M as of March 31, 2023
Immunovant	Anti-FcRn Franchise	•	Up to a maximum of $432.5M (after an aggregate amount of $20.0M of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestone events	•	Tiered royalties on net sales ranging from mid-single digits to mid-teens
Telavant	RVT-3101	•	None	•	Mid-single-digit royalty on net sales
Priovant	Brepocitinib	•	Mid tens-of-millions sales milestone payment if aggregate net sales in a given year exceed a mid hundred-of-millions amount	•	Tiered sub-teens royalty on net sales
Kinevant	Namilumab	•	Up to $40M upon the achievement of certain milestones	•	Tiered royalties on net sales ranging from sub-teens to mid-teens
Hemavant	RVT-2001	•	Up to $65M in development and regulatory milestones for the first indication; up to $18M in payments for each additional indication; up to $295M in commercial milestone payments	•	Tiered high single-digit to sub-teens royalty on net sales

Note: The summaries above do not purport to be complete. Please refer to “—Asset Acquisition and License Agreements; Other Vant Agreements” and the agreements themselves, filed as exhibits to this Annual Report on Form 10-K, for more information on the terms of these agreements.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of March 31, 2023.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	100%	85%
Immunovant	57%[3]	51%[3]
Telavant	75%	75%
Priovant	75%	69%
Proteovant	60%	54%
Genevant	83%	65%
Kinevant	96%	90%
Hemavant	100%	99%
Covant	100%	93%
Psivant	100%	90%
Arbutus	24%[3]	21%[3]
Lokavant	64%	57%
Datavant	*	*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
As of March 31, 2023, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4 to Roivant’s audited consolidated financial statements included in this Annual Report on Form 10-K.

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
IMVT-1402	Immunovant	Initial data from Phase 1 trial (SAD results)	Aug./Sept. 2023
IMVT-1402	Immunovant	Initial data from Phase 1 trial (MAD results)	Oct./Nov. 2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2B trial in systemic lupus erythematosus	4Q 2023
Batoclimab	Immunovant	Initial data from Phase 2 trial in Graves’ disease	4Q 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk myelodysplastic syndrome	2H 2023
VTAMA (tapinarof) cream	Dermavant	Expected sNDA filing for VTAMA in atopic dermatitis	1Q 2024
Batoclimab	Immunovant	Initial data from pivotal Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1H 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024
RVT-3101	Telavant	Topline data from induction portion of Phase 2 trial in Crohn's disease	4Q 2024
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Dermavant Overview

•	Overview:

•
Dermavant is marketing VTAMA® (tapinarof) cream, 1%, for the topical treatment of plaque psoriasis in adults. The FDA approved VTAMA for the topical treatment of mild, moderate, and severe plaque psoriasis in May 2022.

•
Dermavant is also developing VTAMA for the treatment of atopic dermatitis in adults and children. We completed two Phase 3 clinical trials, ADORING 1 and ADORING 2 for the use of VTAMA in treating atopic dermatitis in adults and children. In both of these trials, VTAMA met its primary endpoint and secondary endpoints with clinically meaningful and statistically significant results.

•
Dermavant’s earlier stage development pipeline includes an additional novel aryl hydrocarbon receptor (“AhR”) agonist, DMVT-506, with a similar profile to VTAMA. Dermavant is developing DMVT-506 for the treatment of immunological and inflammatory diseases.

•	Lead program:

•
VTAMA is a novel, once daily, steroid-free topical cream approved in the US for the treatment of plaque psoriasis in adults. Dermavant is developing VTAMA for the treatment of atopic dermatitis in adults and children as young as 2 years old.

•	VTAMA directly targets the AhR, a key regulator of skin homeostasis and inflammation.

•	Disease overview:

•	Plaque psoriasis is a chronic, inflammatory disease of the skin characterized by lesions consisting of red patches and plaques with silvery scales.

•	Atopic dermatitis, the most common type of eczema, is a chronic condition characterized by dry, itchy skin.

•	Psoriasis and atopic dermatitis affect approximately 8 million and 26 million people in the United States, respectively.

•	Limitations of current treatment:

•	Topical corticosteroids (“TCS”) are the most common first-line therapies but they typically cannot be used for longer than four weeks due to the risk of significant side effects.

•
While oral and biologic therapies have become increasingly available, they are often limited to moderate-to-severe disease with often complicated access, reimbursement and utilization management requirements.

•	Clinical data:

•	We completed two pivotal Phase 3 clinical trials, PSOARING 1 and PSOARING 2, for the use of VTAMA in treating mild, moderate, and severe plaque psoriasis in adults.

•	In both pivotal Phase 3 trials, which enrolled over 500 patients each, VTAMA met its primary endpoint and secondary endpoints with clinically meaningful and statistically significant results.

•
Our long-term open-label PSOARING 3 study provides evidence of VTAMA’s increased therapeutic effect beyond the 12-week double-blind treatment periods, suggesting treatment durability over time, as well as evidence of a remittive effect, measured by time until disease worsening following treatment discontinuation.

•
In our pediatric maximal usage study of VTAMA in atopic dermatitis, VTAMA demonstrated favorable safety, pharmacokinetics and clinical improvement in atopic dermatitis in subjects as young as 2 years old.

•
We recently reported top line data from two Phase 3 clinical trials, ADORING 1 and ADORING 2, for the use of VTAMA in treating atopic dermatitis in adults and children as young as 2 years old. In both of these trials, VTAMA met its primary endpoint and secondary endpoints with clinically meaningful and statistically significant results. The data indicated no new safety or tolerability signals in this population.

•	Development plan and upcoming milestones:

•	The FDA approved VTAMA for the once daily topical treatment of adults with plaque psoriasis in May 2022, and we have built out our highly specialized commercial sales organization.

•
VTAMA is the first topical novel chemical entity launched for plaque psoriasis in the U.S. in 25 years, offering a favorable mix of treatment effect, safety, tolerability, durability on therapy, and remittive effect.

•	We expect to submit a supplemental new drug application to the FDA to approve VTAMA for the treatment of atopic dermatitis in adults and children in the first quarter of calendar year 2024.

•	Roivant ownership:

•	As of March 31, 2023, we own 100% of the issued and outstanding common shares of Dermavant and 85% on a fully-diluted basis.

Commercial Launch of VTAMA for Treatment of Adults with Plaque Psoriasis

The FDA approved VTAMA for the treatment of adults with mild, moderate or severe plaque psoriasis in May 2022.

Dermavant has built a highly specialized commercial sales organization focused on high value dermatology healthcare providers and their patients and implementing a “best-in-class” payor reimbursement and patient point of sale access strategy, which we believe ensures broad patient access at launch. As of June 2023, Dermavant had achieved 125 million commercial lives covered, or 76% of the total, with 72% coverage achieved in the first 9 months post-launch (including contracts with two national PBM formularies and two national health plan formularies). As psoriasis patients are predominantly managed by dermatologists, we have deployed a team of approximately 100 specialty sales professionals focused on a core target base of top-decile dermatologists who write the majority of all commercial prescriptions in the psoriasis market. We believe a scientifically oriented, customer-focused team will allow us to reach the approximately 10,000 highest value dermatology healthcare providers. We expect to continue investing in our post-launch efforts for VTAMA, including continuing to build our sales and marketing teams and related activities. We believe these efforts have enabled a significant number of new prescriptions of VTAMA for patients with no psoriasis prescription in the preceding twelve months.

For markets outside of the U.S., we may opportunistically seek strategic collaborations to maximize the commercial opportunities for VTAMA.

Since acquiring VTAMA in 2018, we have expanded our intellectual property portfolio with multiple patents, which are expected to provide intellectual property protection until at least 2038.

VTAMA for the Treatment of Psoriasis and Atopic Dermatitis

VTAMA is a novel, once daily, cosmetically elegant, steroid-free topical cream. VTAMA directly targets the AhR, a key regulator of skin homeostasis and inflammation, to help reduce Th17 and Th2 cytokines, two pro-inflammatory pathways implicated in plaque psoriasis and atopic dermatitis, respectively, increase antioxidant activity, and promote skin barrier restoration. VTAMA cream is designed to be easy to apply, non-greasy and odorless, which we believe makes it cosmetically elegant. To date, over 4,700 subjects have been enrolled in 25 clinical trials of VTAMA and predecessor formulations of VTAMA cream.

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

Psoriasis is a chronic, inflammatory disease with skin lesions characterized by red patches and plaques with silvery scale that affects an estimated 8 million people in the United States. Its most common form, psoriasis vulgaris or plaque psoriasis, constitutes approximately 80 to 90% of all cases of psoriasis. Psoriasis severity is typically classified by body surface area (“BSA”) involvement: mild (less than 3% BSA), moderate (3% to 10% BSA) and severe (greater than 10% BSA). Based on this classification, approximately 90% of patients with psoriasis in the United States have mild to moderate disease, which is most often amenable to topical treatment.

Atopic dermatitis is the most common type of eczema, affecting more than 9.6 million children and about 16.5 million adults in the United States. It is a chronic condition characterized by dry, itchy skin that often turns into a red rash. Atopic dermatitis can come and go for years or throughout life and can overlap with other types of eczema. Atopic dermatitis has a complex pathophysiology involving genetic, immunologic and environmental factors, culminating in skin barrier dysfunction and immune system dysregulation. The condition occurs most frequently in children (15 to 30% worldwide). Approximately 60% of those who develop atopic dermatitis show symptoms in the first year of life and up to 90% show symptoms by five years of age. While more prevalent in infancy and adolescence, one in ten people will develop atopic dermatitis. Approximately 85% of adult patients have mild to moderate atopic dermatitis, while 15% have severe atopic dermatitis.

TCSs are commonly used as the first-line therapy for the treatment of inflammatory skin conditions, such as psoriasis and atopic dermatitis. They are broadly available in generic form and carry FDA class labeling that restrict their duration of use, typically to no more than four weeks, and their location of use, prohibiting use in sensitive skin areas such as the face, groin, or axillae (armpit). While many people experience improvement with TCS, the continual long-term use of TCS has the potential to cause significant side effects including skin atrophy. As a result, healthcare professionals and patients are limited to intermittent treatment cycles of TCS therapy, leading to frequent disease flares and recurrence of disease, providing an inadequate solution for chronic conditions in immuno-dermatology. Topical roflumilast, a non-steroidal PDE4 inhibitor, was approved in July 2022 for the treatment of plaque psoriasis in patients 12 years of age and older; however, this product carries label restrictions and contraindications, including a risk for drug interactions, and has not been shown to exhibit evidence of off-treatment remittive effect. Topical calcineurin inhibitors (“TCI”) are an additional non-steroidal option for the topical treatment of atopic dermatitis, but their use is limited by safety concerns, including black box warnings of malignancy reported in patients treated with TCIs. Oral and biologic therapies have become increasingly available but are often limited to moderate-to-severe psoriasis and atopic dermatitis patients which comprise the smallest percentage of the affected populations. While biologics have proven to be very effective, their use has also been limited by concerns with systemic side effects, high cost, and reimbursement and access restrictions. Oral therapies are functionally limited to moderate-to-severe psoriasis patients. Oral therapies also have significant side effects and have not achieved the same level of efficacy as biologics. Additionally, recent FDA action regarding Janus kinase inhibitors (“JAKs”) have resulted in restrictive labeling and black box warnings relating to safety concerns with the product class, including oral and topical forms, and including for the topical treatment of atopic dermatitis.

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

Psoriasis and atopic dermatitis represent the two largest markets in immuno-dermatology and are expected to reach total sales of approximately $38.1 billion in the U.S. and $52.3 billion globally by 2028. Topical treatments serve as the foundation of dermatologic treatment, representing 81% of all U.S. prescriptions written by dermatologists in 2023. Annual U.S. prescriptions for both psoriasis and atopic dermatitis are outlined below:

	TCS	Biologics	Orals; Injectables	Other Topicals
Annual Scripts for PsO (MAT April 2023)	~4.35M	~2.26M	~898K	~627K
Annual Scripts for AD (MAT April 2023)	~15.2M	~1.54M	~4.6M	~1.3M

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

AEs were generally mild to moderate in nature with the majority consisting of localized skin reactions. Overall trial discontinuations due to adverse events were 5.6% in PSOARING 1 and 5.8% in PSOARING 2. Trial discontinuation rates due to folliculitis were 1.8% in PSOARING 1 and 0.9% in PSOARING 2. No VTAMA-related serious adverse events were observed, and over 90% of eligible patients enrolled in the open-label, long-term extension study. To date, over 4,700 subjects have been enrolled in 25 clinical trials of VTAMA and predecessor formulations of VTAMA cream.

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

VTAMA for the Treatment of Atopic Dermatitis

Clinical data

We completed two pivotal Phase 3 trials, ADORING 1 and ADORING 2, evaluating the use of VTAMA for the treatment of moderate to severe atopic dermatitis in patients aged two years and older. In both of these trials, which enrolled over 400 patients each, VTAMA met its primary endpoint and all secondary endpoints and statistically significant results. At week 8, 45.4% and 46.4% of subjects receiving VTAMA achieved the primary endpoint of Validated Investigator Global Assessment for Atopic Dermatitis (vIGA-ADTM) response of clear (0) or almost clear (1) with at least a 2-grade improvement from baseline, versus 13.9% and 18.0% on vehicle (P<0.0001). VTAMA met all secondary endpoints with statistical significance in ADORING 1 and ADORING 2, including 55.8% and 59.1% of subjects treated with VTAMA cream who achieved the key secondary endpoint of EASI75 (P<0.0001), and meaningful impact on the key secondary endpoint of pruritus (itch) that was demonstrated with 55.8% and 52.8% of subjects ≥12 years old, with a baseline PP-NRS score ≥4, achieving a ≥4-point reduction in the PP-NRS at Week 8 (P=0.0366, P=0.0015). 91% of subjects from ADORING 1 and 2 elected to enroll into the open-label, long-term safety study. Trial results are outlined below:

	ADORING 1 Week 8			ADORING 2 Week 8
Endpoint	VTAMA 1% QD	Vehicle QD	P Value	VTAMA 1% QD	Vehicle QD	P Value
vIGA-AD success[1]	45.4%	13.9%	<0.0001	46.4%	18.0%	<0.0001
EASI75[2]	55.8%	22.9%	<0.0001	59.1%	21.2%	<0.0001
≥4-point reduction in PP-NRS[3]	55.8%	34.2%	0.0366	52.8%	24.1%	0.0015

1	Primary Endpoint: Proportion of subjects who achieved a vIGA-AD score of clear (0) or almost clear (1) with at least a 2-grade improvement from baseline at Week 8.
2	Secondary Endpoint: Proportion of subjects with ≥75% improvement in EASI from baseline at Week 8.
3	Secondary Endpoint: Proportion of subjects ≥12 years old with a baseline PP-NRS score ≥4 who achieved ≥4-point reduction in the PP-NRS from baseline at Week 8.

Additionally, data from the ADORING 1 and ADORING 2 trials indicated no new safety or tolerability signals in the subject population including children as young as 2 years old.  AEs were mostly mild to moderate with a low study discontinuation rate due to AEs (1.9% VTAMA vs. 3.6% vehicle).  AEs of special interest included contact dermatitis (1.5% VTAMA vs. 2.2% vehicle) and follicular event (10.0% VTAMA vs. 0.7% vehicle).

Development of VTAMA

We are conducting ADORING 3, a long-term, open-label, extension study to evaluate the safety and efficacy of VTAMA cream 1% in patients with atopic dermatitis. Subjects in the study include those who have previously completed treatment with VTAMA or vehicle in ADORING 1 or ADORING 2, as well as subjects who have completed a maximal use PK study, and those pediatric subjects who would not qualify for inclusion in ADORING 1 or 2 due to milder or more severe disease. ADORING 3 consists of up to 48 weeks of VTAMA cream 1%, and a 7-day safety follow-up period.

We are also conducting an open-label study to evaluate VTAMA cream 1% in pediatric patients with plaque psoriasis.  The study consists of a 12-week primary treatment phase and an optional 40-week long-term extension phase in which all eligible subjects will receive VTAMA cream 1% once daily. Subjects who choose not to participate in the optional 40-week long-term extension phase will complete a follow-up visit approximately one week after the end of the primary treatment phase.

We expect to submit a supplemental new drug application to the FDA to approve VTAMA for the treatment of atopic dermatitis in adults and children in the first quarter of calendar year 2024.

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

We believe VTAMA has the potential to fill the need for a long-term treatment option for atopic dermatitis. We also believe that VTAMA has the potential to offer significant clinical advancement to address the incessant flare cycle experienced by atopic dermatitis patients that is the result of the short-term use limitation of standard-of-care TCS. We believe the attributes offered by VTAMA’s clinical profile, including the safety and efficacy results observed to date, create clear differentiation relative to TCS. We also believe physicians will be receptive to prescribing a new topical therapy in the atopic dermatitis space, where branded topicals are routinely prescribed but there are side effects associated with existing treatment options.

VTAMA sales and marketing potential in atopic dermatitis

If VTAMA is approved by the FDA for the treatment of atopic dermatitis, we plan to expand our psoriasis sales team to be able to reach additional specialists who see a significant amount of atopic dermatitis patients, such as pediatric dermatologists and allergists. Based on external survey data, primary care providers and pediatricians report referring 85% or more of all atopic dermatitis patients after initiation of second-line or third-line therapy to specialists, including pediatric dermatologists, dermatologists and allergists. Based on our commercial team’s experience developing and launching dermatology products in U.S., we believe we can effectively reach the psoriasis and atopic dermatitis core target base with a highly specialized sales team of 125 to 150 total sales representatives.

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

•
Immunovant is developing a franchise of antibodies – batoclimab and IMVT-1402 – that target the neonatal fragment crystallizable receptor (“FcRn”), for the treatment of IgG-mediated autoimmune diseases.

•	Programs:

•	Batoclimab and IMVT-1402 are novel, fully human monoclonal antibodies that target FcRn.

•	Both were designed to be optimized as a simple, self-administered subcutaneous (“SC”) injection with dosing that we believe can be tailored based on disease severity and stage.

•
In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in related disease areas.

•
IMVT-1402 has also been observed in nonclinical studies to reduce IgG antibody levels. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and low-density lipoprotein (“LDL”) cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression.

•
We are currently developing batoclimab for myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”), and we initiated a Phase 1 clinical trial of IMVT-1402 in the second quarter of calendar year 2023.

•	Disease overview:

•	MG is a rare, chronic autoimmune disorder characterized by weakness and fatigue of voluntary muscles. The estimated prevalence of MG is 18 per 100,000, with up to 59,000 people in the U.S.

•	TED is an autoimmune disorder affecting the tissues around the eyes, and in severe cases can be sight-threatening. TED has an estimated annual incidence of ten per 100,000 people in the U.S.

•
CIDP is an autoimmune neurological disorder characterized by damage to the myelin sheaths or the nodes on nerve fibers of the peripheral nervous system. CIDP has an estimated prevalence of almost nine per 100,000 people in the US.

•	GD is an autoimmune disorder associated with the overproduction of thyroid hormones and is the most common cause of hyperthyroidism. GD has an estimated incidence of 35 per 100,000 people in the US.

•	Limitations of current treatments:

•	Early-stage disease: corticosteroids and immunosuppressants.

•	Later-stage disease: intravenous immunoglobulin (“IVIg”), or plasma exchange.

•	Approaches are limited by delayed onset of action, waning therapeutic benefit over time and unfavorable safety profiles.

•	Clinical data:

•
In the highest dose cohorts in the Phase 1 clinical trial, four weekly SC administrations of 680 mg of batoclimab resulted in a mean maximum reduction of serum IgG levels of 78%, with a standard deviation of 2%. Injection site reactions were similar between batoclimab and placebo arms.

•
As previously disclosed, we voluntarily paused dosing in our early phase clinical trials of batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory authorities, we are continuing the clinical development of batoclimab.

•
In 2019, we initiated an open-label, single-arm Phase 2a clinical trial of batoclimab for the treatment of TED. The majority of subjects (four of seven) evaluated at the end of treatment experienced a greater than or equal to 2-point improvement in clinical activity score (CAS) and three of seven subjects were proptosis responders, defined as a greater than or equal to 2mm reduction in proptosis in the study eye. In 2019, we also initiated a randomized, masked, placebo-controlled Phase 2b clinical trial of batoclimab for the treatment of TED. Our voluntary pause in dosing in February 2021 resulted in unblinding this trial and the primary endpoint was not significant. However, our analysis of exploratory endpoints from the Phase 2b trial, in addition to the findings from the Phase 2a trial, increased our confidence in the anti-FcRn mechanism of action for patients with TED, and they provide part of the basis for our interest in moving forward with further development in TED.

•
In 2019, we initiated a multi-center, randomized, blinded, placebo-controlled Phase 2a clinical trial of batoclimab for the treatment of MG. As evaluated in a pre-specified, pooled analysis of 15 subjects who completed Day 42 of the trial, batoclimab-treated subjects (N=10) showed a clinical improvement in both the MG-ADL scale and the MGC scale.

•	Development plan and upcoming milestones:

•	We expect top-line data from the Phase 3 pivotal trial of batoclimab as a treatment for MG to be available in the second half of calendar year 2024.

•	We expect top-line data from the Phase 3 clinical program of batoclimab as a treatment for TED to be available in the first half of calendar year 2025.

•
We expect initial data from the open-label period of the pivotal Phase 2b trial of batoclimab as a treatment for CIDP (where one of two blinded doses of batoclimab are delivered) to be available in the first half of calendar year 2024.

•	We expect initial data from the proof-of-concept Phase 2 trial of batoclimab as a treatment for GD to be available in the fourth quarter of calendar year 2023.

•
We have initiated a Phase 1 trial of IMVT-1402 and expect initial data from single-ascending dose cohorts to be available in August or September 2023 and from multiple-ascending dose cohorts in October or November 2023.

•	Roivant ownership:

•	As of March 31, 2023 we own 57% of the issued and outstanding shares of Immunovant common stock and 51% on a fully diluted basis.

Product Pipeline

Our innovative product pipeline includes batoclimab, formerly referred to as IMVT-1401, and IMVT-1402, both of which are novel, fully human monoclonal antibodies that target the neonatal fragment crystallizable receptor (“FcRn”). Batoclimab and IMVT-1402 are the result of a multi-step, multi-year research program conducted by us and HanAll Biopharma Co., Ltd. (“HanAll”) to design highly potent anti-FcRn antibodies that may be optimized as a simple, subcutaneous injection with dosing that we believe can be tailored based on disease severity and stage.

Batoclimab, our first product candidate, has been dosed in small volumes (e.g., 2 mL) and with a 27-gauge needle, while still generating therapeutically relevant pharmacodynamic activity, important attributes that we believe will drive patient preference and market adoption. In nonclinical studies and in clinical trials conducted to date, batoclimab has been observed to reduce immunoglobulin G (“IgG”) antibody levels. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe batoclimab has the potential for broad application in these disease areas.

Likewise, IMVT-1402, our second product candidate, has also been observed in nonclinical studies to reduce IgG antibody levels. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and LDL cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies should lead to clinical benefit.

Batoclimab for the Potential Treatment of MG

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

The prevalence of MG is estimated to be 18 per 100,000, with up to 59,000 cases in the U.S. MG can occur at any age; however, the age of onset tends to follow a bimodal distribution. Early onset disease usually occurs in individuals between 10 to 30 years old and predominantly affects females. Later onset disease usually occurs in individuals over 50 years old and predominantly affects males. As with many autoimmune diseases, there are no known genetic alterations that specifically cause MG, and in most patients, it arises spontaneously.

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

Very early stage MG is symptomatically treated with acetylcholinesterase inhibitors such as pyridostigmine. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. As MG becomes more advanced, patients can be treated during exacerbations with IVIg, which provides therapeutic benefit through multiple potential mechanisms including the saturation of FcRn. The most recent agents approved for MG are eculizumab and ravulizumab-cwvz, two complement C5 inhibitors, the use of which is limited to patients refractory to available therapy with anti-AChR-positive MG. Efgartigimod, an anti-FcRn antibody fragment, was recently approved for the treatment of MG in adult patients who are anti-AChR antibody positive. We believe there is room to improve upon this current treatment paradigm for MG, as some of these treatments can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect.

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

Development plan

In the second quarter of calendar year 2022, we initiated our Phase 3 pivotal trial of batoclimab as a treatment for MG. We expect top-line data from this trial to be available in the second half of calendar year 2024.

Our trial is designed to address unmet patient needs and differentiate batoclimab from other treatments for MG.

MG Phase 3 Trial Design (N ~ 210)

QW = weekly, Q2W = once every two weeks, SC = subcutaneous injection

Batoclimab for the Potential Treatment of TED

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

TED has an estimated annual incidence of 10 in 100,000 in the U.S. The natural history of TED begins with an inflammatory phase lasting between six and 24 months that is characterized by lymphocyte infiltration, fibroblast proliferation and increases in adipose tissue. The first line of treatment for TED patients is generally immunosuppressive therapy, including high doses of corticosteroids. Treatment of patients with immunosuppressive therapies during this active inflammatory phase can lead to reduction in symptoms and can alter the course of the disease. However, once the initial inflammatory phase is over, immunosuppressive therapies are ineffective and levels of fibrosis that have developed as the result of acute inflammation are only reversible by surgery. We estimate that 15,000 to 20,000 patients in the U.S. have active TED each year and are eligible for treatment with therapy directed at the causative anti-TSHR antibodies.

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

Clinical data

In 2019, we initiated an open-label, single-arm Phase 2a clinical trial of batoclimab for the treatment of TED. In 2019, we also initiated a randomized, masked, placebo-controlled Phase 2b clinical trial of batoclimab for the treatment of TED. Our voluntary pause in dosing in February 2021, resulted in unblinding the Phase 2b trial and the primary endpoint was not significant. However, our analysis of exploratory endpoints from the Phase 2b trial, in addition to the findings from the Phase 2a trial, increased our confidence in the anti-FcRn mechanism of action for patients with TED, and they provide part of the basis for our interest in moving forward with further development of TED.

Development plan

In the fourth quarter of calendar year 2022, we initiated our Phase 3 clinical program to evaluate batoclimab as a treatment for TED. We expect top-line results from this program to be available in the first half of calendar year 2025.

TED Phase 3 Trial Design (N~100 per trial)

Study 1 and 2:
Active Treatment Phase
Placebo-controlled,
two dose regimens:
Randomization (2:1)
680mg batoclimab QW SC
12 weeks
340mg batoclimab QW SC
12 weeks
Placebo QW SC
24 wks
Follow up (4 wks)

Batoclimab for the Potential Treatment of CIDP

CIDP Overview

CIDP is believed to be an immune mediated neuropathy characterized by demyelination of peripheral nerves and nerve roots that is driven by pathologic, autoreactive immunoglobulin G (IgG) antibodies. Worldwide, the reported prevalence of CIDP ranges from 0.8 to 8.9 per 100,000 persons. The average age of onset is about 50 years, with relapsing disease course associated with younger age of patients, and men are predominantly affected in an approximately 2:1 ratio relative to women.

CIDP typically presents with progressive or relapsing, symmetric involvement of both proximal and distal extremity muscle weakness over the course of several weeks. The pathophysiology of CIDP is not completely understood. However, it is thought that an inciting process such as molecular mimicry causes activation of autoreactive T cells.

With respect to clinical management, IVIg, corticosteroids, and plasma exchange (“PLEX”) are considered as first-line therapy in the treatment of CIDP. The treatment paradigm involves initiation of therapy with one of these three agents. For patients who fail to achieve objective improvement (i.e., of impairment and disability) after 3 months of treatment, a second or third first line agent may be tried. Alternative options include rituximab, cyclophosphamide, or cyclosporine, although there is limited evidence supporting their use as treatments for CIDP. Once objective improvement is achieved, the patient may be switched to maintenance treatment, the goal of which is to reduce the dose or frequency of treatment to the minimum effective level. For maintenance therapy, patients may be switched from IVIg to subcutaneous immunoglobulin (“SCIg”); and immunomodulatory agents such as azathioprine, cyclosporine, or mycophenolate may be used for IVIg dose-reducing, corticosteroid-sparing or PLEX frequency-reducing effect.

Despite the availability of the therapies described above, there remains significant unmet medical need for patients with CIDP. For example, although immunoglobulin therapy (IVIg, SCIg) is effective, it may be associated with significant side effects and complications such as severe headache, thromboembolism, and hemolysis. Additionally, IVIg therapy imposes a burden on patients’ time and requires in-person attendance visits at infusion center access to home health agency support for at-home administration remains limited. Corticosteroid therapy, though effective, has been linked with a number of well-known serious adverse events (e.g., weight gain, hypertension, diabetes, and osteoporosis), especially with chronic use. PLEX is a specialized procedure requiring central venous access and is not universally available. The immunomodulatory therapies that may be used in CIDP are all associated with significant potential risks, including the possibility of malignancy and/or infection. To summarize, the currently available treatments are associated with significant potential risk of adverse events, generally impose a high burden on patient’s time and effort and may be subject to restricted availability.

Development Plan

In the fourth quarter of calendar year 2022, we initiated a pivotal Phase 2b trial of batoclimab as a treatment for CIDP. We expect initial data from the open-label period of this trial (where one of two blinded doses of batoclimab are delivered) to be available in the first half of calendar year 2024.

Our trial is intended to develop a potentially best-in-class chronic anti-FcRn therapy in CIDP. Key features of the trial include:

•
Three cohorts consisting of adult participants diagnosed with CIDP per European Academy of Neurology/Peripheral Nerve Society CIDP guidelines, 2021 revision. Randomized cohorts are defined by CIDP treatment at screening (i.e., Ig or PLEX, corticosteroid or no treatment).

•	Washout period of ≤ 12 weeks: Participants who fail to worsen by the end of the washout period will be withdrawn from the study.

•
Period 1 - Randomized Treatment (12 weeks): Two dose regimens include doses of 680 mg subcutaneous injection weekly (“QW SC”) or 340 mg QW SC. Non-responders who complete Period 1 will be withdrawn from the study after completing Week 12 and the subsequent 4-week follow-up visit.

•	Period 2 - Randomized Withdrawal (≤ 24 weeks): Includes doses of 340 mg QW SC or placebo.

•	Primary endpoint: Proportion of relapse events in Period 2 for patients receiving Ig or PLEX at time of screening (Cohort A).

•
Long Term Extension: Participants that relapse in Period 2 or complete Period 2 without relapse will be eligible for participation in the Long-term Extension Study. Participants without relapse will receive doses of 340 mg QW while those that relapse in Period 2 will receive an initial dose of 680 mg QW for 4 weeks followed by the 340 mg QW dose.

CIDP Phase 2b Trial Design

Study timeline
Week -12
Week 0
Week 12 analysis
Week 36 analysis
Screening
≤ 28 days
Washout
≤ 12 weeks
Period 1:
Randomized Treatment
(12 weeks)
Period 2:
Randomized Withdrawal
(≤ 24 weeks)
3 cohorts
Cohort A
Ig or PLEX
Cohort B
Corticosteroid
Cohort C
No treatment
Cohort A
Stop Ig/PLEX
Cohort B
Taper corticosteroid
Randomization (1:1)
Two dose regimens
680mg batoclimab QW SC
340mg batoclimab QW SC
Randomize Treatment Responders (1:1)
Placebo-controlled
340mg batoclimab QW SC
Placebo QW SC
Key selection criteria:
Adult participants diagnosed per EAN/PNS CIDP guidelines, 2021 revision
Cohorts A (n=100): Randomize participants who worsen
Cohort B: Same as A
Cohort C: Randomize all
Period 1 data expected in the first half of 2024
Primary analysis only on Cohort A (IG/PLEX)

Batoclimab as a Potential Treatment for Graves’ Disease

GD Overview

GD is an autoimmune disease that affects the thyroid gland. Patients with GD develop autoantibodies to the thyroid-stimulating hormone receptor (“TSHR-Ab”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones (hyperthyroidism). Because thyroid hormones play an important role in controlling functions of many organs such as heart, central and peripheral nervous system, muscle, bone, and skin, the presence of excessive thyroid hormones is associated with a variety of signs and symptoms including enlarged thyroid gland (goiter), palpitations, arrythmia, anxiety, weight loss, insomnia, osteoporosis, and pretibial myxedema. While neurogenic symptoms like anxiety and tremor are more common among younger patients, older patients tend to present with cardiovascular complications such as rapid and/or irregular heartbeat or even heart failure. The presence of TSHR-Ab is also involved in the pathogenesis of GO, also known as TED, which is more likely to occur in patients with GD who have a more severe degree of hyperthyroidism, larger goiter, history of smoking, and have been treated with radioiodine (“RAI”). The reported incidence and prevalence of GD varies according to the methodology applied, but it is estimated that it affects approximately 2% of women and 0.2% of men globally, with an incidence of approximately 20–40 cases per 100,000 population per year. GD is the most common cause of hyperthyroidism and occurs at all ages but especially in adults aged between 20 and 50 years and women of reproductive age.

The main treatment goal of GD is to reduce thyroid hormone levels. There are three options available: surgery, RAI, and oral antithyroid drugs (“ATDs”). Surgery, which involves removal of the entire thyroid gland (thyroidectomy) is an option, especially for patients with large goiters, women planning pregnancy, and, in some cases, patients who have failed to respond to ATDs. Although any such surgical procedure may lead to an immediate resolution of the hyperthyroidism, it is associated with a number of complications, including parathyroid gland injury, which may lead to transient or persistent hypocalcemia, and damage of the laryngeal nerve. In addition, to reduce the risk of acute complications during the procedure, patients often require pre-operative treatments to ensure cardiovascular and thyroid hormone stability.

Treatment with RAI destroys the thyroid because ionizing radiation causes deoxyribonucleic acid damage. It is considered treatment of choice in several countries, especially if ATDs are contraindicated or among patients who do not respond to this drug class. Recent data suggest an association between RAI radioiodine and several types of cancer. In addition to the potentially increased risk of cancer after RAI, an association with sustained increases in TSHR-Ab titers and risk for de novo Graves’ GO and worsening of pre-existing ophthalmopathy have all been drivers of this shift in care away from RAI.

The most commonly used ATDs in the U.S. are the thionamides, methimazole and propylthiouracil. While these drugs are considered generally safe, their chronic use can be associated with hepatotoxicity, pancreatitis and bone marrow toxicity. For this reason, patients need laboratory monitoring, and complete blood count and liver function tests are needed before treatment initiation. Treatment with ATD is usually administered for 12 to 18 months according to the American and European guidelines, with remission rates of 50% to 55% achieved within this period. However, many patients experience a relapse after discontinuation of ATD.

Development Plan

In the second quarter of calendar year 2023, we initiated a proof-of-concept Phase 2 clinical trial in GD in Germany. We expect initial results from this trial to be available in the fourth quarter of calendar year 2023.

GD Phase 2 Trial Design

Inclusion^A
Subjects with active GD as documented by presence of elevated stimulatory TSH-R-Ab
Subjects on an ATD for ≥12 weeks before the Screening Visit
Subjects hyperthyroid despite ATD
Screening (4 weeks)
Treatment Period:
(24 weeks)
N = up to 40
Two doses tested over 24 weeks
680mg batoclimab QW SC
340mg batoclimab QW SC
Follow-up Period
*Primary endpoint:
Proportion of participants who achieve normalization of T3 and T4 at Week 24 with ATD dose < baseline ATD dose
ATD treatment:
Stable ATD dose at screening
ATD tapered during treatment period
ATD if needed

A: Additional inclusion and exclusion criteria not listed

IMVT-1402

IMVT-1402 is a fully human monoclonal antibody that inhibits FcRn and was part of a group of antibodies licensed from HanAll under the HanAll Agreement (as defined below). IMVT-1402 has three key product attributes that potentially differentiate it from other FcRn inhibitors. First, in nonclinical studies, we observed that IMVT-1402 had a similarly deep IgG reduction to what we observed with batoclimab in nonclinical studies. Second, we have completed CMC and formulation work for IMVT-1402 to enable the same convenient route of administration and simple subcutaneous delivery as batoclimab. Finally, in a head-to-head nonclinical study comparing IMVT-1402 with batoclimab at doses above the expected human effective dose, IMVT-1402 showed minimal or no impact on albumin and LDL cholesterol.

Development Plan

In the second quarter of calendar year 2023, the FDA cleared our Investigational New Drug (“IND”) application for IMVT-1402 and we initiated a Phase 1 clinical trial of IMVT-1402 in healthy volunteers in New Zealand after approval of the Clinical Trial Application (“CTA”) by the regulatory authority, MEDSAFE. The clinical trial will evaluate the safety, tolerability and pharmacodynamic profiles of IMVT-1402, a subcutaneously administered, FcRn inhibitor. We expect initial data from single-ascending dose cohorts to be available in August or September 2023 and from multiple-ascending dose cohorts in October or November 2023. The Phase 1 trial design is presented below:

IMVT-1402 Phase 1 Clinical Trial Design

Single-Ascending Intravenous Dose
Single-Ascending Subcutaneous Dose
Multiple-Ascending Subcutaneous Dose
Fixed 600 mg
Fixed 300 mg
Fixed 100 mg
Fixed 600 mg
Fixed 300 mg
Fixed 600 mg
Fixed 300 mg

Single Ascending Dose

- 6 IMVT-1402 + 2 placebo participants per dose cohort

Multiple Ascending Dose

- 10 IMVT-1402 + 2 placebo participants per dose cohort
- Once weekly dosing x 4 weeks

IMVT-1402 is delivered as a 2 mL simple subcutaneous injection with a 27-guage needle at a concentration of 150 mg/mL in the Subcutaneous Dose cohorts. Additional or optional cohorts may include 1,200 mg IV single-ascending dose, 150 mg SC multiple-ascending dose and 450 mg SC multiple-ascending dose. The first multiple-ascending dose cohort will be initiated after review of pharmacokinetic (“PK”) and safety data from single-ascending dose cohorts at the same or higher dose levels, with the final dose selection for the first multiple-ascending dose cohort dependent on this PK review. Single and multiple ascending dose cohorts will be initiated following review of safety data and PK data from all previously dosed cohorts.

Nonclinical Studies of IMVT-1402

Based on monkey and human data from molecules in the anti-FcRn class, dose-dependent IgG suppressions can be achieved with an anti-FcRn treatment up to approximately 80% of baseline values in human studies; and the PK and pharmacodynamics (“PD”) of FcRn blockade are highly translatable from cynomolgus monkeys to humans. IMVT-1402, our second anti-FcRn product candidate, has also been observed in nonclinical studies in cynomolgus monkeys to reduce IgG levels to a degree similar to batoclimab. Importantly, based on the anticipated human effective dose levels, the human equivalent doses of IMVT-1402 have demonstrated minimal or no impact on levels of albumin and LDL cholesterol in cynomolgus monkeys. This is a key attribute for IMVT-1402, which we believe could potentially allow its use as a treatment of chronic conditions requiring maintenance doses that achieve high degrees of IgG suppression. We are developing batoclimab and IMVT-1402 in autoimmune diseases for which there is robust evidence that pathogenic IgG antibodies drive disease manifestation and for which reduction of IgG antibodies would be expected to lead to clinical benefit.

Pharmacodynamic Data

In a head-to-head, placebo-controlled nonclinical study, IMVT-1402 has been observed to achieve similarly deep IgG reduction as batoclimab and have minimal or no impact on levels of albumin and low-density lipoprotein cholesterol at doses well above the anticipated human effective dose. We believe this profile could be best in class.

Mean Reduction of Total IgG Levels in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

100
50
0
-50
-100
0
7
14
21
28
35
42
56
Batoclimab 50 mg/kg (n=3)
IMVT-1402 50 mg/kg (n=7)
IMVT-1402 5 mg/kg (n=7)
Placebo (n=3)
Dose administration

Mean Change in Albumin in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

60
50
40
30
20
10
ULN
LLN
-12
7
14
21
28
35
42
49
56
Batoclimab 50 mg/kg (n=3)
IMVT-1402 50 mg/kg (n=7)
IMVT-1402 5 mg/kg (n=7)
Placebo (n=3)
Dose administration

Mean Change in Total Cholesterol in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

6
5
4
3
2
1
0
-12
7
14
21
28
35
42
49
56
Batoclimab 50 mg/kg (n=3)
IMVT-1402 50 mg/kg (n=7)
IMVT-1402 5 mg/kg (n=7)
Placebo (n=3)
Dose administration

Mean Change in LDL Cholesterol in Head-to-Head Study of IMVT-1402 and Batoclimab
in Cynomolgus Monkey

4
3
2
1
0
-12
7
14
21
28
35
42
49
56
Batoclimab 50 mg/kg (n=3)
IMVT-1402 50 mg/kg (n=7)
IMVT-1402 5 mg/kg (n=7)
Placebo (n=3)
Dose administration

X-Ray Crystallography Structure Analysis

The lack of observed albumin impact by IMVT-1402 is corroborated by x-ray crystallographic structures of FcRn complexes with IMVT-1402 and batoclimab. It is apparent that IMVT-1402 orients differently from batoclimab when bound to FcRn.

Ribbon Representations of X-Ray Crystallographic Structures of IMVT-1402- and Batoclimab-FcRn Complexes

FcRn
Albumin
Fc
IMVT-1402

FcRn
Albumin
Fc
Batoclimab

Potential New Indications

We continue to evaluate potential new indications for batoclimab and IMVT-1402 by considering a number of factors including, but not limited to, degree of unmet medical need, potential benefit offered by the treatment, target patient population size, and commercial potential.

Telavant Overview

•	Overview:

•
Telavant is developing RVT-3101, a monoclonal antibody targeting tumor necrosis factor-like cytokine 1A (“TL1A”), for the treatment of inflammatory bowel disease (“IBD”), including ulcerative colitis (“UC”) and Crohn’s disease (“CD”), as well other inflammatory and fibrotic disorders.

•	Lead program:

•
RVT-3101 is a potentially first-in-class, fully human monoclonal antibody targeting TL1A. TL1A blockade is a novel, pleiotropic mechanism of action that inhibits the pathogenic amplification of multiple immune cell subsets, the production of proinflammatory cytokines and lowers markers of fibrosis that characterize IBD and numerous other immune and fibrotic diseases. RVT-3101 is Phase 3-ready in UC and Phase 2 in CD, with the potential to be the preferred treatment option and first precision therapy in moderate to severe IBD patients.

•	Disease overview:

•
Ulcerative colitis is a chronic inflammatory bowel disease characterized by relapsing and remitting mucosal inflammation. The inflammation is limited to the rectum and colon and is driven initially by either an epithelial cell or structural intestinal epithelial dysfunction. Associated symptoms include abdominal pain, diarrhea, urgency, tenesmus and incontinence. Patients with moderate to severe UC tend to be dependent on, or refractory to, corticosteroids and other treatments, including advanced therapies, have considerable endoscopic disease activity (presence of ulcers), and can be at high risk of colectomy.

•
Crohn’s disease is characterized by transmural inflammation which may involve any portion of the luminal gastrointestinal tract, and can extend from the perianal area to esophagus and even the oral cavity. The typical symptoms of CD include abdominal pain, diarrhea (with or without bleeding), fatigue and weight loss. CD can lead to the development of structural complications, including strictures (narrowing of the intestine), fistulas (tracts that connect the intestine to other organs) and abscesses. Strictures often lead to repeated episodes of abdominal pain and small bowel obstruction, or less commonly, colonic obstruction. CD is also associated with complications beyond the GI tract and patients show a heightened risk of colorectal and small bowel cancer.

•
IBD is an approximately $17 billion market in the U.S. alone and growing, with leading therapies generating over $15 billion in U.S. sales in 2022. We estimate that there are over two million patients in the U.S. that suffer from IBD, with UC and CD being the two most common forms.

•	Limitations of current treatments:

•
Poor prognostic indicators, limited efficacy, an unfavorable safety and tolerability profile and a lack of biomarkers lead to a “trial and error” treatment paradigm or the eventual removal of the colon for more severe IBD patients.

•
The treatment goal for patients with moderate to severe UC is to achieve remission, defined as durable clinical and endoscopic remission without corticosteroid therapy. Aminosalicylates (5-ASAs) are the preferred initial treatment option, followed by corticosteroids. Patients that do not respond adequately to steroid use or are unable to taper off without disease relapse then move onto advanced therapies, such as TNF, integrin, IL-12/23 or JAK inhibitors. Despite the approval of multiple classes of advanced therapies, the unmet need for patients to achieve remission is high. Remission rates remain below 30%, and many patients lose their response over time. Many of the existing treatment options do not offer both high-end efficacy and a favorable safety profile.

•
The treatment goal for patients with CD is to achieve and maintain remission as existing agents often struggle to maintain consistent efficacy throughout the lifetime of a patient. Corticosteroids and immunosuppressive medication are generally used as the initial treatment options. TNF inhibitors are the most used advanced therapies for moderate to severe patients, however, while they may be fast-acting and effective in the induction setting, they often drop off in efficacy in the maintenance settings. Other approved agents, such as integrin, IL-12/23, and JAK inhibitors have similar limitations, either due to safety or efficacy. A large unmet need still exists for CD patients for a safe and effective long-term treatment option. Additionally, remission rates in biologic experienced or inadequate responders can be modest, indicating a high unmet need in the second-line advanced setting. In addition, there can be fibrotic manifestations in CD which are particularly hard to treat, especially with available therapies.

•	Clinical data:

•
To date, clinical proof of concept has been demonstrated in ~300 patients across two Phase 2 (TUSCANY and TUSCANY-2) trials of RVT-3101 in UC supporting a Phase 3 program in a broad population of patients with moderate/severe active UC. Across all clinical studies more than 400 subjects have been dosed with RVT-3101.

•
TUSCANY-2 is a large, global, randomized, double-blind, placebo-controlled dose-ranging Phase 2b study to investigate the efficacy, safety and pharmacokinetics of RVT-3101 in adult participants with moderate to severe ulcerative colitis. TUSCANY-2 is a 56-week study in which the key efficacy and safety endpoints from the induction period comparing different doses of RVT-3101 against placebo were evaluated at week 14. Key outcomes for the chronic period, in which all patients were to receive RVT-3101, were evaluated at week 56. Patients who received RVT-3101 in the induction period were preassigned to receive either the same or a lower dose in the chronic period.

•
After the induction period of TUSCANY-2 (Week 14), RVT-3101 demonstrated statistically significant and clinically meaningful rates of clinical remission and endoscopic improvement versus placebo at each dose tested. Biomarker positive patients achieved higher clinical remission and endoscopic improvement compared to all-comers.

1.	In ~20% of patients across the study, biomarker was not analyzed due to lack of consent at specific sites.
2.	Among patients for whom biomarker status was analyzed, biomarker positive or negative status was determined in 100% of patients.
3.
One-sided p-value of difference of proportions were computed using Chan And Zhang (1999) method, in accordance with Pfizer’s prespecified statistical analysis plan. Statistical significance considered to be a p-value ≤ 0.025.

4.	Placebo-adjusted delta values may not exactly match the difference between gross and placebo values due to rounding.

•
At the expected Phase 3 dose of RVT-3101, statistically significant and clinically meaningful improvements in clinical remission and endoscopic improvement beyond those seen in the overall population were observed.

•
After the chronic portion of TUSCANY-2 (Week 56), clinically meaningful rates of clinical remission and endoscopic improvement were observed, which improved between the induction and chronic periods in patients that were dosed in the chronic period across multiple endpoints.

Induction and Chronic Period data shown here refer to mITT population at Week 14 and Week 56, where mITT is defined as patients who received at least one dose of RVT-3101 in the Chronic Period (N = 224). Delta values may not exactly match the difference between Week 14 and Week 56 values due to rounding.

•
At the expected Phase 3 dose, the observed improvements exceeded those observed in the overall population. Data shown below include all patients assigned to the expected Phase 3 dose throughout the entire study.

Induction and Chronic Period data shown here refer to mITT population at Week 14 and Week 56 Delta values may not exactly match the difference between Week 14 and Week 56 values due to rounding.

•
Similar to the Induction Period, the clinicical remission and endoscopic imrpovement results observed in the biomarker positive subpopulation exceeded that in the overall patient population. Data shown below are for patients who were positive for the biomarker and received the expected Phase 3 dose throughout the trial.

Induction and Chronic Period data shown here refer to mITT population at Week 14 and Week 56 Delta values may not exactly match the difference between Week 14 and Week 56 values due to rounding.

•
RVT-3101 was well-tolerated through Week 56 at all doses in TUSCANY-2. There was no observed negative impact of antidrug antibodies on short-term or long-term clinical remission and endoscopic improvement results and 0% of patients had neutralizing antibodies at Week 56 at the expected Phase 3 dose of RVT-3101.

•	Development plan and upcoming milestones:

•	We have initiated a Phase 2 dose-ranging study of RVT-3101 in patients with CD. We expect topline data from the induction period to be available in the fourth quarter of calendar year 2024.

•	We are preparing a large, randomized, controlled Phase 3 clinical program of RVT-3101 in patients with UC.

•	Roivant ownership:

•	As of March 31, 2023, we own 75% of the issued and outstanding shares of Telavant and 75% on a fully diluted basis.

Genevant Overview

•	Overview:

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

•	Over 650 issued patents and pending patent applications as of March 31, 2023

•	Ligand conjugate platform:

•	Novel GalNAc ligands with demonstrated ability to deliver to the liver in preclinical studies

•	In preclinical head-to-head testing, demonstrated equal or better preclinical potency, assessed by duration and magnitude of knockdown, compared to a current industry benchmark

•	Applying delivery expertise to design novel extrahepatic ligands to expand therapeutic reach

•	Collaboration-based business model:

•	Genevant uses its expertise in the delivery of nucleic acid therapeutics to develop optimal delivery systems for its collaborators’ identified payloads or target tissues.

•
Genevant collaboration-based business model is to seek some or all of upfront payments, R&D reimbursements, and milestones and royalties (or profit share) upon success, while also retaining certain rights in the delivery-related intellectual property developed in the context of the collaboration for potential use or out-license.

•
Some current collaboration partners include BioNTech, Takeda, Sarepta, Gritstone, ST Pharm, 2seventy bio, Korro Bio, Chulalongkorn University (through its Vaccine Research Center) and Providence Therapeutics.

•	Clinical data:

•	Genevant LNP technology has been in clinical testing in over a dozen distinct product candidates, representing hundreds of subjects of clinical experience.

•	Genevant LNP technology is included in the first RNA-LNP product to receive FDA-approval, Alnylam’s Onpattro (patisiran).

•	Roivant ownership:

•	As of March 31, 2023, we own 83% of the issued and outstanding common shares of Genevant and 65% on a fully diluted basis.

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

The field of nucleic acid therapeutics has gained significant momentum in recent years, with FDA approval of Alnylam’s Onpattro and Givlaari (givosiran) and multiple mRNA COVID-19 vaccines. There is a substantial pipeline of nucleic acid therapeutics in clinical development that further underscores the transformative potential of nucleic acid therapeutics in the near term. However, nucleic acid therapeutics remain challenged by obstacles in the delivery of nucleic acids to specific cell types. RNA molecules cannot passively cross most cell membranes given their large size and negative charge, and therefore must be administered in conjunction with a delivery technology to ensure transport to target cell types.

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

In a head-to-head study comparing multiple LNP formulations varying only the key ionizable lipid, Genevant’s current lead formulation outperformed third-party formulations. In particular, our formulation showed superior potency and avoidance of immune stimulation relative to others, including when compared with the LNP utilized in the first FDA-approved RNA-LNP therapeutic, Alnylam’s Onpattro (“MC3” in figure below).

Genevant LNP Outperformed Third-Party LNPs in Head-to-Head Study

Greater Potency
Key:
Genevant
Company B
Company C
Company D
8.0E+06
7.0E+06
6.0E+06
5.0E+06
4.0E+06
3.0E+06
2.0E+06
1.0E+06
0.0E+06
Murine EPO (pg/mL)
Lipid L
Lipid K
Lipid F
Lipid E
Lipid D
Lipid C
MC3*
Lipid J
Lipid I
Lipid A
Lipid B
Lipid M
Lipid H
Lipid G
0
2000
4000
6000
8000
10000
12000
1400
MCP-1 (pg/mL)
Greater Immune Stimulation
Balb/C, n=4, 0.5 mg/kg mRNA, 4 h

* Key lipid of first FDA-approved siRNA-LNP (Alnylam’s Onpattro)

In addition, Genevant LNP technology has entered the clinic with more than a dozen distinct product candidates, representing hundreds of subjects of clinical experience.

With this track record of success, we are now also focusing our LNP capabilities on historically challenging cell and tissue types outside of hepatocytes, including hepatic stellate cells (“HSCs”).

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

Ligand Conjugate Platform

In addition to our LNP platform, we also have a proprietary RNAi ligand conjugate platform. Novel ligands can successfully deliver siRNA and certain other oligonucleotides to hepatocytes, and our expertise enables the design of novel ligands with the potential to expand delivery capabilities to other cell types such as hepatic stellate cells. Our ligand conjugate technology has demonstrated equal or better preclinical potency, assessed by duration and magnitude of knockdown compared to current industry benchmark. We currently have issued patents in the United States and Israel and multiple patent applications pending with respect to our ligand conjugate platform.

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

To date, Genevant has partnered with leading companies with a shared vision of advancing innovative nucleic acid medicines to transform the lives of patients. Our collaborations currently include:

•	Gritstone—Access to Genevant’s LNP technology for use in Gritstone’s self-amplifying RNA COVID-19 vaccine program

•	Gritstone—Access to LNP technology for use with self-amplifying RNA for an unspecified indication

•
Sarepta—Research collaboration and option agreement for the delivery of LNP-gene editing therapeutics for specified neuromuscular diseases; Genevant will design and collaborate with Sarepta in the development of muscle targeted LNPs to be applied to gene editing targets in multiple indications, including Duchenne muscular dystrophy

•	BioNTech—Co-development in up to five rare diseases with high unmet medical need, and access to LNP technology for use with BioNTech’s mRNA for a specified number of oncology targets

•	Takeda—Access to LNP technology to develop nucleic acid therapeutics directed to specified targets in HSC to treat liver fibrosis

•	2seventy bio—Access to LNP technology to develop gene editing therapies for hemophilia A

•	Korro bio—Access to LNP technology to develop an RNA editing therapy for Alpha-1 Antitrypsin Deficiency

•	ST Pharm—Access to Genevant’s LNP technology for use in specified territories in ST Pharm’s mRNA COVID-19 vaccine program

•	Providence—Access to Genevant’s LNP technology for use in Providence’s mRNA COVID-19 vaccine program

•	Chulalongkorn University—Access to LNP technology for use in specified Asian territories in its mRNA COVID-19 vaccine program

Expansive Patent Portfolio

Our LNP platform is protected with a robust patent portfolio, covering a wide range of aspects required for successful nucleic acid delivery.

Our patents are directed to:

•	lipid structures, including cationic and PEG-lipids

•	particle compositions, including commonly used ranges of lipid ratios for nucleic acid-containing particles

•	nucleic acid-containing particles with certain structural characteristics

•	mRNA-containing LNP formulations

•	various aspects of our manufacturing process

Priovant Overview

•	Overview:

•
Priovant is developing brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1, for the treatment of dermatomyositis (“DM”), systemic lupus erythematosus (“SLE”) and other immune-mediated diseases.

•	Lead program:

•
Brepocitinib is a potentially first-in-class, orally administered, small molecule inhibitor of TYK2 and JAK1 that suppresses signaling of TYK2- and JAK1-dependent cytokines linked to autoimmunity, including type I and type II interferon, IL-6, IL-12, and IL-23.

•	Disease overview:

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

•	We estimate that there are approximately 37,000 adult DM patients and up to 300,000 adult SLE patients in the US.

•	Limitations of current treatments:

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

•	Clinical data:

•
Brepocitinib has been evaluated in five completed placebo-controlled Phase 2 studies in immune-mediated diseases (psoriatic arthritis, plaque psoriasis, ulcerative colitis, alopecia areata, and hidradenitis suppurativa). In all five of these studies, treatment with brepocitinib was associated with statistically significant and clinically meaningful efficacy.

Study Population	N1	Brepocitinib Dose	Primary Endpoint Result	Statistical Significance
Psoriatic Arthritis	218	30 mg once daily	23.4% placebo-adjusted ACR20 RR at week 16	P = 0.0197
Plaque Psoriasis	212	30 mg once daily	-10.1 placebo-adjusted CFB in PASI score at week 12	P < 0.0001
Ulcerative Colitis	167	30 mg once daily	-2.28 placebo-adjusted CFB in Mayo Score at week 8	P = 0.0005
Alopecia Areata	94[2]	30 mg once daily[3]	49.18 placebo-adjusted CFB in SALT Score at week 24	P < 0.0001[4]
Hidradenitis Suppurativa	100	45 mg once daily[5]	18.7% placebo-adjusted HiSCR rate at week 16	P = 0.0298[4]

1.	Overall study N represents patients randomized to all brepocitinib dose levels or placebo and excludes patients randomized to other agents.
2.	Includes patients from initial 24-week study period only.
3.	60 mg once daily for 4 weeks followed by 30 mg once daily for 20 weeks.
4.	One-sided p-value (pre-specified statistical analysis).
5.	Brepocitinib 45 mg once daily was the only dose evaluated in this study.

ACR20: American College of Rheumatology 20% Improvement; RR: Response Rate; CFB: Change From Baseline; PASI: Psoriasis Area and Severity Index; SALT: Severity of Alopecia Tool; HiSCR: Hidradenitis Suppurativa Clinical Response

•
Brepocitinib’s safety database includes over 1,400 exposed participants evaluated in 14 completed Phase 1 and Phase 2 studies and three ongoing Phase 1 and Phase 2 studies. In these studies, brepocitinib was generally safe and well-tolerated, and rates of JAK class treatment-emergent adverse events (“TEAEs”) of interest were comparable to those observed in the development programs of approved JAK inhibitors. Collectively, these data suggest a safety profile that is similar to those of approved JAK inhibitors.

•
Brepocitinib has not been evaluated in DM to date. However, several FDA-approved JAK inhibitors have been clinically validated in DM patients refractory to standard-of-care therapies, as reported in more than 100 off-label case reports and in an open-label clinical trial. In addition, since DM pathobiology is driven by dysregulations in cytokines whose signaling is mediated by both TYK2 and JAK1, we believe that, with its unique dual inhibition of both TYK2 and JAK1, brepocitinib, as compared to inhibitors selective to either TYK2 or JAK1 has the potential to demonstrate superior clinical efficacy in DM.

•
Brepocitinib has not been evaluated in SLE to date. However, FDA-approved and investigational JAK inhibitors have completed successful proof-of-concept studies in SLE patients. And, like DM, SLE pathobiology is driven by dysregulations in cytokines whose signaling is mediated by both TYK2 and JAK1. We believe that, with its unique dual inhibition of both TYK2 and JAK1, brepocitinib, as compared to inhibitors selective to either TYK2 or JAK1, has the potential to demonstrate superior clinical efficacy in SLE.

•	Development plan and upcoming milestones:

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

•
Brepocitinib is currently being evaluated in a large, randomized controlled Phase 2B study in patients with moderate to severe active SLE. This study is fully enrolled with 350 subjects in total and will evaluate 15 mg, 30 mg, and 45 mg of brepocitinib once-daily compared to placebo. The primary endpoint of this study is the Systemic Lupus Erythematosus Responder Index (“SRI-4”), a validated SLE improvement index, at Week 52. Priovant anticipates receiving topline results from this study in the second half of 2023.

•	Priovant is also evaluating brepocitinib for development in other orphan and specialty immune-mediated diseases.

The below schematics show the trial designs for the ongoing DM Phase 3 and SLE Phase 2B trials:

Roivant ownership:

•	As of March 31, 2023, we own 75% of the issued and outstanding shares of Priovant and 69% on a fully diluted basis.

Hemavant Overview

•	Overview:

•	Hemavant is developing RVT-2001, a small molecule SF3B1 modulator, for the treatment of transfusion-dependent anemia in patients with lower-risk myelodysplastic syndromes (“MDS”).

•	Lead program:

•
RVT-2001 is a potentially first-in-class, orally administered, small molecule SF3B1 modulator that corrects SF3B1 mutation-induced splicing defects in mRNA transcripts that encode proteins thought to be associated with the development of MDS.

•	Disease overview:

•
Myelodysplastic syndromes are a group of hematologic malignancies in which immature blood cells in the bone marrow do not mature and become healthy blood cells. MDS patients are at risk for symptoms related to anemia, infection and bleeding, and they have variable survival expectations and rates of progression to acute myeloid leukemia (“AML”). Assessment of prognosis is a key aspect in selecting therapy for the patient with MDS, and prognostic models broadly differentiate patients into either lower-risk MDS or higher-risk MDS.

•	We believe that there are approximately 115,000 MDS patients in the US, with approximately 17,000 new MDS cases per year, two thirds of which are lower-risk MDS.

•	Limitations of current treatments:

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

•
For patients who fail ESAs, the available treatment options depend on mutational status and disease phenotypes. In 2020, Reblozyl (luspatercept) became the only FDA-approved therapy for lower-risk MDS patients who are ring sideroblast positive and who have failed an ESA. Although Reblozyl can lead to transfusion independence, it is ineffective in over 50% of second line patients and is most effective in patients with a low transfusion burden. Reblozyl is delivered as an injection and is associated with numerous adverse events, including fatigue, a significant concern for patients already experiencing fatigue from anemia.

•	Clinical data:

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

•
In the dose-escalation portion of this ongoing Phase 1/2 study, which had a total of 84 patients with AML, chronic myelomonocytic leukemia or MDS, RVT-2001 was observed to be generally well-tolerated, with the majority of events being classified as Grade 1.

•	Development plan and upcoming milestones:

•
We are currently conducting the dose-optimization portion of the ongoing open-label Phase 1/2 trial. The dose-optimization cohort includes only lower-risk MDS patients. We are also excluding patients with prior exposure to lenalidomide or hypomethylating agents, thereby enrolling a less refractory patient population in the dose-optimization cohort than the population from which the first 19 lower-risk, transfusion-dependent MDS patients were drawn during the dose-escalation portion. We are targeting a genetically defined subpopulation by enrolling only lower-risk MDS patients with SF3B1 mutations. In addition, we are evaluating baseline expression of TMEM14C transcripts as a potential biomarker predictive of response to RVT-2001, since among the 7 MDS patients with the highest levels of aberrant TMEM14C transcripts in the dose-escalation portion of this Phase 1/2 trial, 71% (5/7) became RBC-TI. We also aim to strengthen the phamacodynamic effect by optimizing the dose and schedule of RVT-2001. We expect data from the dose-optimization cohort of the Phase 1/2 trial in the second half of calendar year 2023.

•	We plan to position RVT-2001 initially as second line therapy in SF3B1-mutated patients, with the potential to expand to other spliceosome mutations and ultimately first line treatment.

•	The below schematic shows the trial design for the dose-optimization cohort of our ongoing Phase 1/2 study:

•	Roivant ownership:

•	As of March 31, 2023, we own 100% of the issued and outstanding common shares of Hemavant and 99% on a fully diluted basis.

Kinevant Overview

•	Overview:

o	Kinevant is focused on developing namilumab for sarcoidosis and potentially other diseases.

•	Lead program:

o
Namilumab is a fully human anti-GM-CSF monoclonal antibody with broad potential in inflammatory and autoimmune diseases being developed with potentially the least frequent dosing schedule among subcutaneous anti-GM-CSFs in Phase 2 clinical trial, with a single dose every four weeks after an initial loading period.

•	Disease overview:

o
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

o	Sarcoidosis affects approximately 200,000 people in the United States, with over 90% of cases presenting with pulmonary involvement.

o
An estimated 54% of pulmonary sarcoidosis patients are diagnosed, and approximately 90% of these patients receive some form of treatment. Market research with HCPs and third-party analysis of claims data suggest that approximately 25% of diagnosed and treated pulmonary sarcoidosis would be eligible for treatment with second-line or later therapy.

•	Limitations of current treatments:

o
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

•	Clinical data:

o	Early clinical data in pharmacokinetic/pharmacodynamic (PK/PD) and subsequent Phase 2 studies showed namilumab to be well-tolerated with a single subcutaneous injection given up to every four weeks.

o	In a Phase 1 study of healthy volunteers with a single subcutaneous injection, namilumab was observed to be generally well-tolerated.

o
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

•	Development plan and upcoming milestones:

o	We have initiated a Phase 2 trial to evaluate the safety and efficacy of namilumab in pulmonary sarcoidosis, with data expected in the first half of 2024.

The below schematic shows the trial design for the Phase 2 trial in pulmonary sarcoidosis:

Primary Endpoint
Proportion of subjects requiring rescue treatment for worsening of sarcoidosis
Secondary Endpoints
• Change in Percent Predicted Forced Vital Capacity
• Time To Rescue Treatment
• Proportion of subjects achieving oral corticosteroid taper without rescue
• Change in the King's Sarcoidosis Questionnaire Lung domain score
• Safety and Tolerability
Screening
Double-Blind Treatment Period
Open-label Extension Period
Follow up
Namilumab 150 mg (n = 50)
R
Placebo (n = 50)
Primary outcome assessments
Namilumab 150 mg
Steroid Taper
Goal (≤ 5mg/day)
R
= Randomization
= Study drug dose
-6
Baseline
2
6
10
14
18
22
26
30
34
38
42
46
50
54
68
Study Week

•	Roivant ownership:

o	As of March 31, 2023, we own 96% of the issued and outstanding common shares of Kinevant, and 90% on a fully diluted basis.

Proteovant Overview

•	Overview:

•	Proteovant is focused on the discovery and development of a robust pipeline of protein degraders targeting indications in oncology and immunology.

•	Protein degradation:

•
Protein degraders are a novel class of small molecules that target and destroy cellular proteins, rather than inhibiting them. Degraders are engineered to induce the degradation of specific disease-causing proteins through the ubiquitin-proteasome system, which ordinarily tags and degrades proteins that have been misfolded or have already fulfilled their biological function.

•	We believe degraders represent a promising new approach to drug previously “undruggable” targets and transform the treatment of diseases with significant unmet medical need.

•	Proteovant’s degrader strategy:

•
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

•
Proteovant has a broad pipeline of programs across oncology and immunology indications, and its protein degrader structures include hererobifunctionals and molecular glues. The protein degraders in Proteovant’s pipeline range from early target validation through later stages of preclinical development. Select targets include ER, IKZF2, STAT3, CBP/p300, and SMARCA2/4.

•	Roivant ownership:

•	As of March 31, 2023, we own 60% of the issued and outstanding common shares of Proteovant and 54% on a fully diluted basis.

Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical businesses:

•	Lokavant is a clinical trial intelligence platform that optimizes time, cost and quality of trial planning and execution through predictive analytics

•	Covant is developing covalent small molecules for historically intractable targets

•
Psivant uses its proprietary QUAISAR platform, integrating advanced computation and wet lab techniques, to accelerate the design of novel small molecule therapeutics for complex targets in oncology and immunology

•	VantAI is building a geometric deep learning platform for induced proximity drug discovery

We also incubated and launched Datavant, the leading health data connectivity company in America, which completed a merger with Ciox Health in June 2021.

Asset Acquisition and License Agreements; Other Vant Agreements

Dermavant

GSK and Welichem Agreements; Thermo Fisher Agreement

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

Following the FDA approval of VTAMA in May 2022, DSG became obligated to pay a regulatory milestone to GSK of £100.0 million (approximately $126.0 million on the date of achievement) following the receipt of marketing approval of VTAMA in the United States. The milestone was paid in July 2022. Additionally, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem of CAD$25.0 million (approximately $20.0 million on the date of achievement). The milestone was paid in August 2022.

In addition, under the GSK Agreement, DSG assumed all obligations under the Welichem Agreement, including initially up to CAD$180.0 million in potential development and commercial milestone payments, of which CAD$105.0 million have been achieved and paid as of March 31, 2023.

In August 2018, in connection with the GSK Agreement, DSG and GlaxoSmithKline Trading Services Limited (“GSK Trading”) entered into a clinical manufacturing and supply agreement (the “Clinical Supply Agreement”) for VTAMA pursuant to which DSG obtained an existing supply of VTAMA drug product and drug substance as well as additional supply of VTAMA drug product for clinical trials on a cost plus basis. As required under the GSK Agreement, in April 2019, DSG entered into a commercial manufacturing and supply agreement (the “Commercial Supply Agreement”) with GSK Trading to continue to provide certain quantities of VTAMA drug product and drug substance at agreed upon minimum quantities and price. The Commercial Supply Agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, DSG and GSK entered into a Partial Termination and Supplementary Fee Agreement relating to the Clinical Supply Agreement and Commercial Supply Agreement, which amended the terms of the Clinical Supply Agreement and the Commercial Supply Agreement (the “GSK Amendment”). The GSK Amendment released GSK Trading from certain commitments to supply VTAMA and released DSG from certain commitments to purchase VTAMA in exchange for a supplementary fee. Other supply and purchase commitments under the Clinical Supply Agreement and the Commercial Supply Agreement remain in effect and were not impacted by the GSK Amendment.

In addition, in July 2022, DSG and Thermo Fisher Scientific (“TFS”) entered into a Master Commercial Manufacturing and Supply Agreement, under which TFS will provide a supply of VTAMA to DSG at an agreed upon price.

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

Under the Japan Tobacco Agreement, DSG has received (i) an upfront payment of $60.0 million in January 2020 and (ii) a payment of $10.0 million in December 2021 related to development milestones that were achieved, and DSG may receive up to an additional $43.0 million upon the achievement of certain development milestones for tapinarof in psoriasis and atopic dermatitis. In addition, DSG will be entitled to tiered purchase prices specified in the Japan Tobacco Agreement in consideration of DSG’s commercial supply of tapinarof to Japan Tobacco under the terms of a separate commercial supply agreement to be negotiated by the parties. DSG also has the right to receive royalties, to be negotiated by the parties and consistent with the purchase prices, based on product sales of tapinarof in the indications to the extent that DSG is no longer responsible for supplying tapinarof to Japan Tobacco.

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

The Term Loan bears interest at a fixed interest rate of 10.0% per annum, with interest paid quarterly in arrears until maturity in May 2026, at which time the principal amount is due. The Borrowers have the option to prepay the Term Loan in whole or in part, subject to (i) until May 2024, a prepayment premium of 5.0% of the principal amount being repaid, and (ii) from May 2024 to May 2025, a prepayment premium of 2.5% of the principal amount being repaid. From May 2025 through maturity, the Term Loan may be prepaid in whole or in part without a prepayment premium. Optional and mandatory prepayment of the Term Loan, as well as other forms of prepayment, repayment, applications or reductions, will also require that DSL pays an Exit Fee (as defined in the Credit Agreement), calculated based on the amount so prepaid, repaid, applied or reduced.

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

Immunovant

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, our wholly owned subsidiary, Roivant Sciences GmbH (“RSG”), entered into a license agreement with HanAll Biopharma Co., Ltd. (“HanAll”) (the “HanAll Agreement”). Under the HanAll Agreement, RSG received (i) the non-exclusive right to manufacture and (ii) the exclusive, royalty-bearing right to develop, import and use the antibody referred to as batoclimab and certain back-up and next-generation antibodies (including IMVT-1402), and products containing such antibodies, and to commercialize such products, in the United States, Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “HanAll Licensed Territory”), for all human and animal uses. RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (i) a third-party in any country in the HanAll Licensed Territory outside of the United States and E.U.; (ii) an affiliate of RSG in any country in the HanAll Licensed Territory; and (iii) a third-party in the United States and E.U. only after submission of a biologics license application in the United States or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the HanAll Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies, with or through a contract research organization or service provider in the HanAll Licensed Territory.

In December 2018, Immunovant Sciences GmbH, (“ISG”) obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to batoclimab and IMVT-1402 in the HanAll Licensed Territory, for an aggregate purchase price of $37.8 million. HanAll and RSG have agreed that neither they nor certain of their affiliates will clinically develop or commercialize certain competitive products in the HanAll Licensed Territory.

Under the HanAll Agreement, the parties may choose to collaborate on a research program directed to the research and development of next generation FcRn inhibitors in accordance with an agreed plan and budget. ISG is obligated to reimburse HanAll for half of such research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million. Intellectual property created by HanAll pursuant to this research program will be included in ISG’s license; intellectual property created by ISG pursuant to this research program will be included in HanAll’s license. As of March 31, 2023, ISG did not have any additional amounts payable to HanAll for research and development costs incurred and reported pursuant to the HanAll Agreement. As of March 31, 2022, $0.4 million was payable to HanAll for research and development costs incurred and reported pursuant to the HanAll Agreement.

In the third fiscal quarter of 2023, ISG achieved its second development and regulatory milestone under the HanAll Agreement of $10.0 million, which was paid in the fourth fiscal quarter of 2023 and recorded as acquired in-process research and development expenses for the year ended March 31, 2023. ISG will be responsible for future contingent payments and royalties, including up to an aggregate of $432.5 million (after an aggregate amount of $20.0 million of milestone achievements as of March 31, 2023) upon the achievement of certain development, regulatory and sales milestone events. ISG is also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

Except for cost-sharing in connection with the research program, ISG is solely responsible, at its expense, for all other activities related to the research, development and commercialization of licensed products for the HanAll Licensed Territory. ISG may use a third party for manufacturing activities necessary for the research, development and commercialization of licensed products for the HanAll Licensed Territory. In addition, under the HanAll Agreement, ISG has agreed to use commercially reasonable efforts to develop and commercialize licensed products in the HanAll Licensed Territory. Each party has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory.

Under the HanAll Agreement, ISG has the sole right, but not the obligation, to control the prosecution, defense and enforcement of the licensed patents in the HanAll Licensed Territory, and HanAll has backup rights to prosecution, defense and enforcement with respect to any licensed patents for which ISG elects not to exercise such rights.

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

Telavant

License and Collaboration Agreement with Pfizer, Inc.

In November 2022, our subsidiary Telavant, Inc. (“Telavant”) entered into a license and collaboration agreement with Pfizer, Inc. (“Pfizer”) (the “Pfizer-Telavant License Agreement”). Pursuant to the Pfizer-Telavant License Agreement, Pfizer granted Telavant  (i) an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents, (ii) a non-exclusive, worldwide, sublicensable, royalty-bearing license under certain know-how, in each case, to develop, manufacture and commercialize the TL1A targeting antibody known as RVT-3101 and products incorporating such antibody for all human uses, and (iii) an exclusive option to collaborate with Pfizer on the p40/TL1A directed bispecific antibody PF-07261271. Telavant also granted back to Pfizer (i) an exclusive, sublicensable, royalty-bearing license under certain patents and (ii) a non-exclusive, sublicensable, royalty-bearing license under certain know-how, in each case, to commercialize RVT-3101 and products incorporating such antibody outside of the U.S. and Japan, in each case for all human uses.

Telavant is obligated to pay a mid-single-digit royalty on aggregate net sales of its licensed products in Telavant’s territory. Telavant’s royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of (a) 12 years following the first commercial sale of the applicable products in the applicable country, (b) the date on which the regulatory exclusivity provided by the applicable government authority for the applicable products in that country expires, and (c) the date upon which the use, sale, offer for sale, or importation of such product in such country would no longer be covered by a valid claim of a licensed product right. Either party may terminate for the other party’s uncured breach and Telavant has the right to terminate for convenience.

Priovant

License and Collaboration Agreement with Pfizer, Inc.

In September 2021, our subsidiary Priovant Therapeutics, Inc. (“Priovant”) entered into a license and collaboration agreement with Pfizer (the “Pfizer-Priovant License Agreement”). Pursuant to the Pfizer-Priovant License Agreement, Pfizer granted Priovant (i) an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents and (ii) a non-exclusive, worldwide, sublicensable, royalty-bearing license under certain know-how, in each case, to develop, manufacture and commercialize brepocitinib and TYK2 compounds and products incorporating such compounds for all human and animal uses. In exchange for Pfizer’s inventory of these compounds, Priovant paid Pfizer $10.0 million. Priovant also granted back to Pfizer (i) an exclusive, sublicensable, royalty-bearing license under certain patents and (ii) a non-exclusive, sublicensable, royalty-bearing license under certain know-how, in each case, to commercialize (x) brepocitinib and products incorporating such compound outside of the U.S. and Japan, and (y) TYK2 compounds and products incorporating such compound outside of the U.S., in each case for all human and animal uses.

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

Priovant is obligated to pay Pfizer a tiered, sub-teens royalty on aggregate net sales of its licensed products in Priovant’s territory. Pfizer is obligated to pay Priovant a tiered high single-digit to sub-teens royalty on aggregate net sales of its licensed products outside of Priovant’s territory. Each of Priovant’s and Pfizer’s royalty obligations apply on a product-by-product and country-by-country basis and end upon the expiration of a customary royalty term, which is the latest of (a) a certain amount of years following the first commercial sale of the applicable products in the applicable country, (b) the date on which the regulatory exclusivity provided by the applicable government authority for the applicable products in that country expires and (c) the date upon which the use, sale, offer for sale or importation of such product in such country would no longer be covered by a valid claim of a licensed product right. Either party may terminate for the other party’s uncured breach and Priovant has the right to terminate for convenience.

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

Genevant is obligated to pay Arbutus tiered low single-digit percentage royalties on sales of products covered by the licensed patents. If Genevant sublicenses intellectual property licensed from Arbutus or collaborates with any third-party to develop, manufacture or commercialize any products covered by the intellectual property licensed by Arbutus, it will be required to pay Arbutus the lesser of (i) up to 20% of the Royalty-Related Receipts (as defined in the Arbutus Cross-License Agreement) received by Genevant from such sublicensees or collaborators and (ii) tiered low single-digit royalties on net sales by sublicensees. Genevant’s royalty obligations apply on a product-by-product, country-by-country basis and end on the date on which the last valid claim of the licensed patents in such country that covers such licensed product expires. The patents and pending patent applications, if granted, currently licensed under the Arbutus Cross-License Agreement begin to expire as early as 2023, ending as late as 2039, without giving effect to any potential patent term extensions or patent term adjustments. Unless earlier terminated based on customary termination rights, the Arbutus Cross-License Agreement will continue until the expiration of Genevant’s royalty obligations.

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

Patents and Patent Applications

Dermavant

As of March 31, 2023, DSG is the exclusive owner of patent families that include 10 issued U.S. patents and at least 10 pending U.S. patent applications, as well as more than 85 issued patents and more than 55 pending patent applications in other jurisdictions, including the European Union and Japan, relating to VTAMA, the synthesis of VTAMA, intermediates made in the synthesis, the drug substance crystal form, topical formulations of VTAMA and uses thereof in certain diseases and disorders.

One of these patent families is directed to the topical formulation of VTAMA, and its use to treat plaque psoriasis, that Dermavant has evaluated in Phase 3 clinical trials, as well as its use to treat atopic dermatitis which has been evaluated in Phase 2b clinical trials, which includes a patent that was issued in the U.S. and has a natural expiration date in 2036, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. This formulation patent includes 113 claims directed to topical, homogeneous, oil-in-water micro-emulsions containing VTAMA, an oil phase, a surfactant and other specific ingredients. DSG also owns an issued patent in the U.S. covering methods of using the patented formulations to treat inflammatory diseases, including psoriasis and atopic dermatitis. Like the formulation patent, the method-of-use patent has a natural expiration date in 2036 in the U.S. assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Foreign counterpart formulation and method-of-use patents are both issued and pending, and the issued counterparts also have a natural expiration date in 2036, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

DSG also owns a drug substance (“DS”) patent in the U.S. covering the high purity crystal form of VTAMA, as DS, the DS synthesis and several novel intermediates that are formed in the synthesis. This DS patent has a natural expiration date in 2038 assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees and without taking into account any possible patent term adjustments or extensions. DSG has also filed foreign counterpart DS applications that are both issued and pending in foreign jurisdictions and the issued counterparts similarly have a natural expiration date in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Finally, DSG owns a method-of-use patent in the U.S. covering the method of treating mild to severe plaque psoriasis by topically administering VTAMA to achieve treatment success as measured by psoriasis PGA scores. This patent expires in 2039.

Anti-FcRn Franchise

Following ISG’s assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of technology directed to batoclimab, IMVT-1402 and certain back-up and next-generation antibodies, and products containing such antibodies, in the licensed territory. As of May 17, 2023, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patents in the U.S., Argentina, Brazil, Canada, Colombia, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Canada, Israel, Mexico, and Saudi Arabia. In this family, applications are pending in Brazil, Argentina, the U.S. and in Europe. The patents of this patent family and any pending applications, if issued, may expire in 2035, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes pending applications in the U.S., and in Europe, Israel, Canada, Brazil, Mexico and Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Additionally, as of May 17, 2023, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. ISG also has rights to an in-licensed patent family covering IMVT-1402 and its uses to treat autoimmune disease. Three U.S. provisional applications and one Korean application are pending in this family. Any patent issued from this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. ISG also owns U.S. provisional patent applications directed to methods of treating Graves’ Disease and methods of treating Chronic Inflammatory Demyelinating Polyneuropathy using anti-FcRn antibodies including batoclimab and IMVT-1402. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. ISG also owns a U.S. provisional application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. For information regarding ISG’s license agreement with HanAll, please see “—Asset Acquisitions and License Arrangements.”

Telavant

As of March 31, 2023, Telavant, Inc. has exclusively licensed rights to two patent families pertaining to RVT-3101 containing at least three patents that have issued (two in the U.S. and one in Japan) covering a composition of matter of RVT-3101. The licensed patent families also include at least one U.S. pending patent application covering the composition of matter and an International (PCT) application that focuses on a method of using RVT-3101. Telavant has an option to exclusively license one patent family that discloses bi-specific antibodies related to RVT-3101. The composition of matter patents covering RVT-3101 are expected to expire in 2034, or 2039, taking into account possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Should pending patent applications covering the method of use of RVT-3101 issue, they would expire in 2041. Should pending patent applications related to a bi-specific form of RVT-3101 issue, they would have an expiration date in 2042. RVT-3101 is also expected to benefit from a twelve-year U.S. regulatory exclusivity period, following approval.

Priovant

As of March 31, 2023, Priovant Therapeutics, Inc. has (1) exclusively licensed rights to six patent families for brepocitinib containing at least 160 issued patents and 75 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a crystalline form, a topical formulation, a process for making brepocitinib, a treatment of hidradenitis and a dosage regimen for treatment of hidradenitis. These patents and pending applications, if issued, are expected to expire as early as 2035, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees, and (2) exclusively licensed rights to three patent families for ropsacitinib containing at least 126 issued patents and 51 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a treatment of hidradenitis and a crystalline form. These patents and pending applications, if issued, are expected to expire as early as 2037, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Proteovant

As of March 31, 2023, we own, co-own or have licensed rights to 49 patent families containing six issued U.S. patents and at least 60 pending patent applications in the U.S., Europe and a number of other jurisdictions. These patents and pending applications, if issued, are expected to expire as early as 2037, without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Genevant

As of March 31, 2023, we own or co-own 21 patent families containing at least 45 issued patents and at least 61 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to lipid nanoparticle delivery technology and polymers. These patents and pending applications, if issued, are expected to expire between 2029 and 2042, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of March 31, 2023, we have licensed 35 patent families containing at least 499 issued patents and at least 207 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to delivery systems. These patents and pending applications, if issued, are expected to expire between 2023 and 2039, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Hemavant

As of March 31, 2023, Hemavant has exclusively licensed rights to four patent families containing at least 93 issued patents and 23 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a polymorph, methods of treating MDS, and biomarkers for MDS. These exclusively licensed patents and pending applications, if issued, are expected to expire as early as 2037, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

As of March 31, 2023, Hemavant has non-exclusively licensed rights to three patent families containing at least 15 issued patents and 14 pending patent applications in the U.S. and other jurisdictions with claims covering methods of treating splice mutant cancers, spliceosome mutations, and combinations of a spliceosome modulator and a BCL inhibitor. The non-exclusively licensed patents and pending applications, if issued, are expected to expire as early as 2037, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. During the COVID-19 pandemic, because of travel and other restrictions, the FDA has significantly curtailed its inspection program. The reduction in pre-approval inspections has resulted in delays to some product approvals. Even with the mostly complete resumption of the FDA’s normal inspection program and continued use of alternative inspection tools, there may be delays to product approvals in the future based on a resurgence of, or new problems with respect to the FDA’s ability to conduct inspections and then, even after a complete resumption of the FDA’s normal inspection program, a possible backlog in applications under review by the agency.

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

A product may also be eligible for accelerated approval if it is designed to treat a serious or life-threatening disease or condition, generally provides a meaningful advantage over other available therapies, and demonstrates an effect on either a surrogate endpoint that is reasonably likely to predict clinical benefit or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality (“IMM”), that is reasonably likely to predict an effect on IMM or other clinical benefit, taking into account the severity, rarity, or prevalence of the disease or condition and the availability or lack of alternative treatments. As a condition of approval, the FDA may require that a sponsor of a drug or biologic receiving accelerated approval perform adequate and well-controlled post-marketing clinical trials. FDA may require such trials to be underway prior to, or within a specific period after, approval and will specify the conditions for such studies.  Further, sponsors must provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed. The failure to conduct required post-approval clinical trials with due diligence and the failure to submit the required reports are prohibited acts. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product. FDA may withdraw approval of a drug or indication approved under accelerated approval if, for example, the confirmatory trial is not conducted or fails to verify the predicted clinical benefit of the product. FDA can withdraw accelerated approvals on an expedited basis provided certain procedures are followed.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (the “PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act (the “FDASIA”) amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the United States. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued ”Written Request” for such a study.

Post-Marketing Requirements

Following approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences and certain problems in the manufacturing process, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as ”off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and any promotion that is false or misleading, and a company that is found to have improperly promoted off-label uses or in a false or misleading manner may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

The FDA may also place other conditions on approvals, including the requirement for a REMS, to assure the safe use of the product. If the FDA concludes a REMS is needed, the sponsor of the NDA or BLA must submit a proposed REMS. The FDA will not approve the NDA or BLA without an approved REMS, if required. A REMS could include medication guides, physician communication plans or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. Any of these limitations on approval or marketing could restrict the commercial promotion, distribution, prescription or dispensing of products. Product approvals may be withdrawn for non-compliance with regulatory standards or if problems occur following initial marketing.

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

Regulation of Companion Diagnostics

Success of certain product candidates may depend, in part, on the development and commercialization of a companion diagnostic. A companion diagnostic is a medical device, typically an in vitro device, which provides information that is essential for the safe and effective use of a corresponding drug or biological product. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are generally regulated as medical devices by the FDA. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance through the premarket notification process (“510(k) clearance”) or premarket approval from the FDA prior to commercialization.

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

FDA has taken the position that developers of companion diagnostic tests associated with novel therapeutic products should seek clearance or approval at the same time that the therapeutic developer seeks approval. FDA has recognized that contemporaneous clearance or approval of a companion diagnostic with a therapeutic is not always possible, though FDA has indicated that coordination of contemporaneous clearances/approvals is a policy goal. In October 2018, FDA issued a safety alert warning against the use of unapproved or uncleared genetic tests to predict patient response to specific medications. While FDA has historically exercised enforcement discretion against laboratory developed tests—tests which are developed and performed in a single Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratory—the 2018 alert and a subsequent 2019 Warning Letter against Inova Genomics Laboratory suggest that FDA may prioritize for enforcement certain uncleared or unapproved tests marketed as companion diagnostic tests. Subsequently, FDA has attempted to encourage collaboration between in vitro diagnostic test developers and therapeutic developers and to clarify FDA expectations as to companion diagnostic labeling, particularly through guidance in the oncology area. In March 2023, the Verifying Accurate Leading-edge IVCT Development Act of 2023 (the “VALID Act”) was introduced in the U.S. House of Representatives. Similar to previous iterations of the bill, among other things, the VALID Act would likely classify all companion diagnostic tests as requiring FDA premarket review and would formalize and arguably expand FDA’s regulatory authority over diagnostic testing. Though passage of the VALID Act is uncertain, bipartisan support appears to remain for some kind of diagnostic testing legislative reform in the near term.

Biosimilars and Exclusivity

Certain of our product candidates, including batoclimab, are regulated as biologics. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 (the “BPCI Act”), as part of the Affordable Care Act (the “ACA”). This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

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

Healthcare providers, physicians, and third-party payors will play a primary role in making clinically-appropriate decisions enabling patient access to any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and physicians and any future arrangements with third-party payers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the United States, these laws include: the federal Anti-Kickback Statute, the False Claims Act and the Health Insurance Portability and Accountability Act (“HIPAA”).

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

Since its enactment, there have been numerous judicial, administrative, executive, and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Most recently, the Supreme Court upheld the constitutionality of the law in June 2021; however, there are ongoing challenges in federal court and future legal disputes remain possible. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA, and the law may be subjected to various Executive Orders and/or regulatory action to expand or reduce the scope of the law, based on the administration controlling the White House. The law may continue to exert significant pressure on pharmaceutical pricing and our profitability.

Moreover, in May 2018, the Trump administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint, and former President Trump also issued a number of Executive Orders in 2020 that were aimed at lowering the prices of prescription drugs. Some rules enacted under the Trump Administration have been stayed as a result of pending litigation or are under review or have been rescinded by the Biden Administration and/or Congress. For example, a rule enacted under the Trump Administration known as the “Most Favored Nations” rule would have set Medicare Part B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded the Biden Administration in August 2021. Other initiatives under the Trump Administration have taken effect. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a form of drug utilization management, for Part B drugs, which took effect on January 1, 2020.

Other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through the first six months of 2032 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. There was a 1% reduction through the end of June 2022, after which the cuts returned to 2%. Absent further Congressional action, there is a possibility that an up to 4% Medicare sequester could be triggered in January 2025, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. The American Rescue Plan Act of 2021 was expected to trigger a PAYGO sequestration order at the end of the 2021 Congressional session., However, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024. Additionally, the American Rescue Plan Act of 2021 eliminates the Medicaid unit rebate cap effective as of January 1, 2024, and the removal of this rebate cap could significantly impact our Medicaid rebate liability beginning in 2024.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Finally, in August 2022, Congress enacted the Inflation Reduction Act (“IRA”), a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition, under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. The law also includes certain exceptions for “small biotech drugs,” “specified manufacturers,” and “specified small manufacturers.” Although CMS has issued initial guidance on these exceptions, we cannot predict how these exceptions will be implemented and their impact on Roivant.  In October 2022, President Biden issued an Executive Order directing the Center for Medicare and Medicaid Innovation (“CMMI”) to explore models to further address drug pricing. CMMI issued a report on February 14, 2023, describing three models that the Secretary has selected for testing. It is possible that Congress or the Administration may take further actions to control drug prices. Further federal, state and foreign legislative and regulatory developments are likely, and we expect these already enacted and ongoing initiatives to increase pressure on drug pricing. Reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates.

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

The distribution of pharmaceutical products is subject to additional requirements and regulations, including extensive record-keeping, licensing, storage and security requirements intended to prevent the unauthorized sale, diversion or misuse of pharmaceutical products.

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

European Union and United Kingdom Drug Development

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable in the United Kingdom. However this ended on December 31, 2020. On December 30, 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement, which includes an agreement on free trade between the two parties. Further, on February 27, 2023, an agreement in principle was reached by the UK and EU (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which if implemented into the respective legislation, seeks to simplify the supply of medicines between Great Britain and Northern Ireland and will mean the EU legislation may not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the United Kingdom in the long term. The MHRA has published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the United Kingdom’s regulatory position on medicinal products and medical devices evolves over time. There are also a number of ongoing consultations on the future legislation in the UK.

In the EEA, which is comprised of the Member States of the European Union plus Norway, Iceland and Liechtenstein, and in the United Kingdom, our future products also may be subject to extensive regulatory requirements. As in the United States, medicinal products can be marketed only if a marketing authorization from the relevant competent authority has been obtained.

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

European Union and United Kingdom Drug Marketing

Much like the federal Anti-Kickback Statue prohibition in the United States, the provision of benefits or advantages to physicians and/or healthcare organizations to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, administration or use of medicinal products is also prohibited in the EEA and United Kingdom. EU Directive 2001/83/EC, which is the Directive governing medicinal products for human use, as implemented in the relevant Member State and the UK, the national anti-bribery laws of the European Union Member States, and the Bribery Act 2010 in the UK, as well as the industry Codes of Practice that are based on the European Federation of Pharmaceutical Industries and Associations (EFPIA) Code of Practice, collectively govern the provision of benefits or advantages to induce or reward improper performance. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the national laws of the EU Member States, as well as in the UK Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

•
The centralized MA is issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (the “CHMP”), of the EMA, and is valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, advanced-therapy medicinal products (gene-therapy, somatic cell-therapy or tissue-engineered medicines) and medicinal products containing a new active substance indicated for the treatment of HIV, AIDS, cancer, neurodegenerative disorders, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA, or for products that constitute a significant therapeutic, scientific or technical innovation or which are in the interest of public health in the EEA.

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

Now that the United Kingdom (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Irish Protocol of the Withdrawal Agreement, centralized MAs will continue to apply in Northern Ireland, although this may change if the Windsor Agreement is implemented). All medicinal products with a valid centralized MA as of December 31, 2020 were automatically converted to MAs valid in Great Britain on January, 1 2021 (unless the MA holder opted out of this procedure). For a period of three years from January 1, 2021 (although this may be further extended), the Medicines and Healthcare products Regulatory Agency (the “MHRA”), the UK medicines regulator, may rely on a decision taken by the European Commission on the approval of a new MA in the centralized procedure, in order to more quickly grant a new MA valid in Great Britain. A separate application will, however, still be required and the MHRA has the right to undertake its own assessment of the dossier. The MHRA also has the power to have regard to MAs approved in EEA Member States through decentralized or mutual recognition procedures with a view to more quickly granting a MA in the United Kingdom or Great Britain.

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

On April 26, 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation. If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to orphan exclusivities and reduce/modulate the rewards that could be granted to orphan medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medical products addressing high unmet medical need. The adoption of the new legislation is not expected before 2024 and it will start to apply 18 months after the entry in force.

From January 1, 2021, a separate process for orphan drug designation has applied in Great Britain. There is no pre-marketing authorization orphan designation step required (as there is in the EEA), and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to Great Britain only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in Great Britain). Orphan exclusivity granted to a centralized marketing authorization will also apply in Northern Ireland (although this may change if the Windsor Agreement is implemented).

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

As noted above, the upcoming legislative reforms in the EU, which are part of the new EU Pharmaceutical Strategy may potentially result in a reduction of the above pediatric rewards and/or imposition of additional requirements for grant of rewards.

European Union and United Kingdom data protection regime

The processing of personal data, including health data, in the EEA is governed by the General Data Protection Regulation (the “GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the European Union or EEA or the monitoring of the behavior of data subjects in the European Union or EEA. The GDPR enhances data protection obligations for data controllers of personal data, including inter alia stringent requirements relating to lawful and legitimate basis and purposes for the processing of personal data, the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, appointment of a data protection officers, conclusion of data processing agreements, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the United States. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the CJEU. The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA and the U.K., need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. It remains to be seen whether SCCs will remain available and whether additional means for lawful data transfers will become available. Moreover, the competent authorities and courts in a number of EU Member States increasingly scrutinize and question the GDPR compliance of processing of personal data by US-based entities or entities with links to US-based entities, independently of whether personal data is actually transferred outside the EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority. In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated Privacy Shield. This new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. The European Commission issued a draft adequacy decision on December 13, 2022. It is currently unclear if the draft adequacy decision will be adopted at EU level and whether the anticipated legal challenges against this decision, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. In a related vote on May 11, 2023, the European Parliament adopted a resolution calling on the European Commission not to adopt the adequacy decision in its present form but to continue negotiations with the U.S. to ensure that the new framework addresses the concerns expressed by the CJEU. The European Parliament’s resolution is not binding on the Commission but it will be taken into account by the Commission when considering its adequacy decision.

In addition, further to the United Kingdom’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the United Kingdom at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the United Kingdom’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the United Kingdom’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment, and efforts of third-party payors to contain or reduce health care costs may adversely affect our ability to establish or maintain appropriate prices for our products or any drugs that we may develop and commercialize. Such efforts include the use of accumulator adjustment programs that do not consider amounts paid by pharmaceutical copay assistance programs as counting towards a patient’s deductible or other out-of-pocket costs. Under new rules promulgated by CMS that would have taken effect January 1, 2023, such accumulator adjustment (or similar) programs could affect the amount of rebates owed by manufacturers under the Medicaid Drug Rebate Program or affect our ability to offer various forms of patient support, including copay assistance. However, this regulation was struck down in Federal court in May 2022. At the same time, however, certain states have passed laws prohibiting third-party payors from utilizing accumulator programs.

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

Moreover, there also is significant uncertainty related to the insurance coverage and reimbursement of cell or genetic therapy products. Although a new rule finalized by CMS for the Medicaid Drug Rebate Program increased flexibility regarding the manner in which manufacturers may offer value-based discounting arrangements, and following a regulatory delay, took effect on July 1, 2022.

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

Human Capital Management

As of March 31, 2023, we and our subsidiaries had approximately 904 full-time employees, including 825 in the United States.

Our human capital objectives include sourcing, recruiting, retaining, incentivizing and developing our existing and future employees. We believe we can achieve our human capital objectives by implementing the following approaches:

•	Hire diverse, multidisciplinary talent across seniority levels with backgrounds represented from industries within and outside of biopharma with an in-house talent acquisition team
•	Invest in early career diversity by recruiting a robust Roivant Analyst (RA) program for recent college graduates with representation from top private and public institutions
•	Offer highly competitive short- and long-term incentives through both Roivant and Vant equity programs and meaningful performance-based bonuses
•	Undertake rigorous analysis in partnership with third parties to ensure best compensation practices including internal and external benchmarking and yearly gender pay gap analyses
•	Unlock unique career progression across Roivant and Vants through “Vant mobility” and offer unparalleled leadership opportunities for employees through the Vant model
•
Cultivate diversity and inclusion among our employee base through Employee Resource Groups (ERGs), including Women@Roivant (Roivant’s women’s employee resource group), ROI-GBIV (Roivant’s LGBTQ+ employee resource group), and BIPOC (Roivant’s black, indigenous and people of color employee resource group)

In addition to these specific recruitment and retention practices above, we believe the Vant model offers significant human capital advantages. Our nimble, entrepreneurial Vants operate similarly to independent biotechnology companies where each management team, comprised of world-class drug developers and clinical operators, is solely focused on their respective Vant’s mission. Our and our Vants’ equity incentive plans are designed to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards to encourage focus and calculated risk-taking. As a public company, we expect to continue to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices.

Corporate and Other Information

We were registered as an exempted limited company in Bermuda in 2014, under the name Valor Biotechnology Ltd. In November 2014 we changed our name to Roivant Sciences Ltd. Our principal executive offices are located at 7th Floor, 50 Broadway, London SW1H 0DB, United Kingdom. Our telephone number is +44 207 400 3347.

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

We are a commercial-stage biopharmaceutical and healthcare technology company with a limited operating history upon which you can evaluate our business and prospects. We were formed in April 2014, and our operations to date have primarily been limited to acquiring or in-licensing product candidates, pursuing the clinical development and commercialization of those product candidates, efforts to discover new product candidates, financing activities and the creation or acquisition of healthcare technology companies and products, as well as the oversight and management of our subsidiaries developing and commercializing medicines, which we refer to as “Vants.”

Last year, following the approval by the U.S. Food and Drug Administration (the “FDA”) in May 2022 of VTAMA® (tapinarof) for the treatment of adults with plaque psoriasis, we commenced our transition from a clinical-stage to a company with commercial-stage assets. VTAMA is not currently approved in any other jurisdictions and we do not have any other product candidates that have received regulatory approvals in the U.S. or in any other jurisdiction.

Our ability to execute on our business model and generate revenues depends on a number of factors, including our ability to:

•	successfully continue to commercialize VTAMA;

•	identify new acquisition or in-licensing opportunities;

•	successfully complete ongoing preclinical studies and clinical trials and obtain regulatory approvals for our current and future products and product candidates;

•	successfully identify new product candidates through our discovery efforts and advance those product candidates into preclinical studies and clinical trials;

•	successfully grow our healthcare technology Vants and market the products and services offered by those Vants;

•	raise additional funds when needed and on terms acceptable to us;

•	attract and retain experienced management and advisory teams;

•	add operational, financial and management information systems and personnel, including personnel to support clinical, preclinical manufacturing and commercialization efforts and operations;

•	launch commercial sales of future product candidates, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•
initiate and continue relationships with third-party suppliers and manufacturers and have commercial quantities of products and product candidates manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict when and if our products and product candidates will achieve various milestones in their clinical development, including marketing approval from the FDA or other regulatory authorities, the timing or amount of increased expenses related to these activities or when we will be able to generate meaningful revenues or achieve or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development in the U.S. or another jurisdiction, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. We anticipate incurring significant costs associated with commercializing VTAMA and any future product candidates, if approved, and advancing our ongoing clinical trials and discovery efforts until our revenue from product sales of VTAMA and any other approved products exceeds such expenses, which may never occur.

We may never achieve or maintain profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., we have yet to receive marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of March 31, 2023, we had cash and cash equivalents of approximately $1.7 billion and an accumulated deficit of approximately $3.8 billion.

We may never be able to develop new marketable drugs, successfully commercialize a marketable drug or achieve profitability. To become profitable, we must succeed in developing and commercializing products that generate significant revenue. Revenue from the sale of any products or product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product, the competitive landscape of the product market, and whether we own the commercial rights for that territory. For example, even though VTAMA for the treatment of adults with plaque psoriasis has received regulatory approval in the U.S., we can provide no assurances that we will be able to achieve profitability based on sales in that indication alone or that we will be able to receive approval of and commercialize VTAMA for other indications or in other jurisdictions. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, expand our pipeline, market our products and, if approved, product candidates, and continue our operations. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our shareholders’ equity and working capital.

We may never generate meaningful product revenue from the commercial sales of our products or, if approved, product candidates or achieve or maintain profitability. It is possible that we will continue to incur substantial operating losses for the foreseeable future. Our ability to generate meaningful product revenue and achieve profitability is dependent on our ability to complete the development of our products and product candidates, obtain necessary regulatory approvals for our current and future products and product candidates and manufacture and successfully market our current and future products and product candidates alone or in collaboration with others.

We will require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to successfully market our products, acquire or in-license new products or product candidates, complete the development and commercialization of our products and product candidates and continue to pursue our drug discovery efforts.

Acquiring or in-licensing, discovering, developing, commercializing and marketing biopharmaceutical products and product candidates is expensive and time consuming, and we expect to require additional capital to pursue these activities. We are also responsible for payments to third parties under our license and acquisition agreements, including milestone and royalty payments. Because of the inherent uncertainties in these activities – including the outcome of preclinical and clinical trials and the regulatory approval process – we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our current and future products and product candidates.

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

•	the amount and timing of sales and other revenues from VTAMA, including the sales price and the availability of adequate third-party reimbursement;

•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights, including current and future patent infringement actions brought against third parties;

•
the cost of pursuing and defending potential intellectual property disputes, including patent infringement actions with third parties relating to our current or future products or product candidates; and

•	our ability to hire, attract and retain qualified personnel.

We cannot be certain that additional capital will be available to us or the Vants on acceptable terms, or at all. If we or the Vants are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our in-licensing and acquisition, discovery, development, commercialization and marketing activities. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our business. Because of the numerous risks and uncertainties associated with our business, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and future product development programs and discovery efforts. Moreover, risks associated with broader market conditions, including high levels of inflation, rising interest rates and increasing market and banking sector instability and volatility, all of which have been observed in recent periods, may further adversely impact our ability to obtain financing on acceptable terms or at all.

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

In May 2022, the FDA approved VTAMA for the treatment of adults with plaque psoriasis in the U.S. While we have launched VTAMA in the U.S., we have limited experience as a commercial company and therefore face significant risks and uncertainties relating to the commercialization of VTAMA and any future products that receive marketing approval in the U.S. or another jurisdiction, including:

•	our ability to recruit and retain effective sales, marketing and customer service personnel;

•	our ability to obtain and retain access to physicians or persuade adequate numbers of physicians to prescribe VTAMA and any future products;

•	the inability to manufacture and to price VTAMA and any future products at a price point sufficient to ensure an adequate and attractive level of profitability;

•
the extent to which coverage and adequate reimbursement for VTAMA and any future products will be available from government health administration authorities, private health insurers and other organizations;

•	the risks associated with potential co-promotion or partnership agreements, including the failure to realize the expected benefits of such arrangements; and

•	other unforeseen costs, expenses and risks associated with the commercialization of biopharmaceutical products, including compliance costs.

In addition, in connection with our continued commercialization of VTAMA, we expect to continue to increase the amount of cash we spend in order to expand our commercial infrastructure. To the extent that we are able to gain regulatory approval for VTAMA in any other jurisdiction besides the U.S. or to gain regulatory approval for any of our other product candidates in any jurisdiction, we would expect to incur additional increased cash costs.

Our limited experience as a commercial-stage company means that there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry, including those outlined herein. Further, given our limited experience of commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. As we continue to develop and seek regulatory approval of additional products and product candidates, as well as additional indications for VTAMA, and to pursue regulatory approvals for VTAMA and other products and product candidates outside the U.S., it could be difficult for us to obtain and devote the resources necessary to successfully manage our commercialization efforts. If we are unable to manage the risks and uncertainties associated with the commercialization of VTAMA and any future products or product candidates that receive marketing approval, we may be unable to generate significant revenues from the sales of these products and product candidates to achieve profitability, which will materially affect our business, prospects, financial condition and results of operations.

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

Our business is dependent to a significant extent on the successful commercialization of VTAMA and the development, regulatory approval, and commercialization of our current product candidates.

We currently have one product approved by the FDA - VTAMA, which was approved for the treatment of plaque psoriasis in adults in the U.S. The success of our business, including our ability to finance our company and generate any revenue in the future, will depend to a significant extent on the successful commercialization of VTAMA and the successful development, regulatory approval, and commercialization of other product candidates. The commercial success of VTAMA and the clinical and commercial success of other product candidates will depend on a number of factors, including the following:

•
our ability to successfully implement and execute on a marketing strategy for VTAMA and to commercialize any of our product candidates in the United States and internationally, if approved, whether alone or in collaboration with others;

•	acceptance by physicians, payers, and patients of the benefits, safety, and efficacy of VTAMA or any product candidates, if approved, including relative to alternative and competing treatments;

•
timely completion of our nonclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•
whether we are required by the FDA or similar foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our product candidates or any future product candidates;

•
acceptance of our proposed indications and primary and secondary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	the prevalence, duration, and severity of potential side effects or other safety issues experienced with VTAMA or our product candidates;

•	the timely receipt of necessary marketing approvals from the FDA and similar foreign regulatory authorities;

•
achieving, maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to VTAMA or any of our product candidates;

•	the willingness of physicians and patients to utilize or adopt VTAMA and our product candidates, if approved;

•
the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of VTAMA or any of our product candidates to remain in good standing with relevant regulatory authorities and to develop, validate, and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“cGMP”);

•	the availability of coverage and adequate reimbursement from private third-party payers and governmental healthcare programs, such as Medicare and Medicaid;

•	patient demand for any approved products;

•	our ability to establish and enforce intellectual property rights in and to any current and future products and product candidates;

•	our ability to avoid third-party patent interference, intellectual property challenges, or intellectual property infringement claims; and

•	the ability to raise any additional required capital on acceptable terms, or at all.

Further, competitors who are developing products in the dermatology field or that target the same indications as us with products that have a similar mechanism of action may experience problems with their products that could indicate or result in class-wide problems or additional requirements that would potentially harm our business. Due to these risks and uncertainties, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of VTAMA or our product candidates or any future product candidates to continue our business.

We may not be successful in our efforts to acquire or in-license new product candidates.

The success of our business depends in large part on our ability to successfully identify new product candidates, whether through acquisitions or in-licensing transactions or through our internal discovery capabilities. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underserved or undervalued. Our strategy often entails designing low-cost studies that result in quick “go/no-go” decisions when deciding whether or how to proceed with future development for a given asset, once acquired. We may decide to proceed with the development of a product candidate on this basis and later determine that the more costly and time intensive trials do not support the initial value the product candidate was thought to hold. Even if a product candidate does prove to be valuable, its value may be less than anticipated at the time of investment. We may also face competition for attractive investment opportunities. A number of entities compete with us for such opportunities, many of which have considerably greater financial and technical resources. If we are unable to identify a sufficient number of such product candidates, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to generate returns and implement our investment strategy and our business and results of operations may suffer materially. Any such failure to in-license or acquire new product candidates from third parties would have a material adverse effect on our business, financial condition, results of operations and prospects.

Our drug discovery efforts may not be successful in identifying new product candidates.

Our drug discovery efforts are centered on our discovery Vants, including Psivant, Mvant, Proteovant and VantAI, which employ a variety of approaches to the drug discovery process, including quantitative proteomics, induced proximity, targeted protein degradation and covalency. As a company, we have relatively limited experience in drug discovery generally and with certain of the computational tools that are employed in those efforts. Our future success depends, in part, on our ability to successfully use these approaches and technologies to identify promising new product candidates and eventually advance those product candidates through preclinical studies and clinical trials. We have not yet succeeded and may not succeed in advancing any product candidates developed through these discovery efforts into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our discovery Vants and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. In addition, many of the active drug discovery efforts at our discovery Vants are being conducted pursuant to collaboration agreements with third parties, in which the third parties are either owed milestone and royalty payments tied to the successful development and commercialization of successfully identified drug candidates, or have been granted exclusive or shared development and commercialization rights with respect to successfully identified drug candidates in exchange for upfront payments, shared expenses, and certain milestone and royalty payments owed to the discovery Vants. Any problems that we or our third party partners experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all. Even if successful, as a result of our collaboration agreements, our rights to commercialize any successfully discovered product candidates may be limited.

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

We do not wholly-own many of our Vants, and certain of our Vants have issued debt or equity securities senior to our ownership interests, which dilutes our economic interest in the Vants. Future capital needs at individual Vants may also be financed through senior debt or equity securities, or common equity, all of which may further dilute our economic interest in a Vant.

We manage the Vants in part through our designees who serve on the Vant boards of directors. In their capacities as directors, those individuals may owe fiduciary duties to the Vants and their shareholders under applicable law, which may at times require them to take actions that are not directly in our interest. To the extent any such actions have an adverse effect on the value of our ownership interest in the Vant, it could further adversely impact our consolidated business, financial condition, results of operations or prospects.

We face risks associated with potential future payments related to our products and product candidates.

Our asset in-licensing transactions typically involve zero or low upfront payments combined with milestone and royalty payments. These arrangements generally involve a payment or payments upon the achievement of certain development or regulatory milestones, including regulatory approval, and then royalty payments upon the achievement of specified levels of sales, which can extend for up to the life of a product. Some of these payments may become due before a product is generating revenues, in which case we may not have sufficient funds available to meet our obligations. If this were to occur, we would default on our payment obligations and could face penalties, delays in commercialization or development activities or reputational damage. Even for a product that is commercialized and generating revenue, payments could become due that are so large that the investment is not profitable or is less profitable than anticipated. For example, this could occur if at the time of the initial investment, we overestimated the value of the product and agreed to a payment schedule using these inflated estimates. If we are unable to make milestone and royalty payments related to our product candidates when due, our business and prospects could suffer and our ability to in-license future product candidates could be impaired.

Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

Our business strategy and plans for future growth rely on a number of assumptions, including, in the case of our products and product candidates, assumptions related to adoption of a particular therapy, incidence and prevalence of an indication, use of a product or product candidate versus competitor therapies and size of the addressable patient populations. Some or all of these assumptions may be incorrect. We cannot accurately predict whether our products or product candidates will achieve significant market acceptance in line with these assumptions or whether there will be a market for our products or product candidates that reaches the anticipated size. If any of these assumptions are incorrect or overstated, our results and future prospects will be materially and adversely affected.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spinoffs, strategic partnerships, joint ventures, collaborations, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our or our Vants’ equity securities, including our Common Shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, and could expose us to the risk of litigation, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management, as well as significant costs, whether or not successfully consummated. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions, if they were to occur, may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, although there can be no assurance that we will undertake or successfully complete any additional transactions of the nature described above, any additional transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

Our business, operations and clinical development timelines are subject to risks arising from the COVID-19 pandemic and other epidemic diseases.

The COVID-19 worldwide pandemic has presented substantial public health and economic challenges and has affected our employees, patients, physicians and other healthcare providers, communities and business operations, as well as the U.S. and global economies and financial markets. International and U.S. governmental authorities in impacted regions have taken, and may continue to take, actions in an effort to slow the spread of COVID-19 and variants of the virus. The continued spread of COVID-19 and the measures taken by governmental authorities, and any future epidemic or pandemic disease outbreaks, may cause disruptions that could severely impact our business, preclinical studies, clinical trials and financial condition, including by:

•	disrupting the supply chain and the manufacture or shipment of drug substances and finished drug products for our product candidates for use in our research, preclinical studies and clinical trials;

•	delaying, limiting or preventing our employees and CROs from continuing research and development activities;

•
impeding our clinical trial initiation and recruitment and the ability of patients to continue in clinical trials, including the risk that participants enrolled in our clinical trials will contract COVID-19 while the clinical trial is ongoing, which could impact the results of the clinical trial, including by increasing the number of observed adverse events;

•
impeding testing, monitoring, study procedures (such as endoscopies that are deemed non-essential), data collection and analysis and other related activities that may impact the integrity of subject data and clinical study endpoints; and

•	affecting the business of the FDA, European Medicines Agency (“EMA”) or other regulatory authorities, which could result in delays in meetings related to ongoing or planned clinical trials.

The extent to which the COVID-19 pandemic or any future pandemic impacts our results will depend on future developments that are highly uncertain and cannot be predicted, including new information that may emerge concerning the severity of the virus, the identification of new variants, the rate of vaccine administration and the actions taken to contain its impact. The FDA issued a number of guidance documents describing its expectations for how drug manufacturers should comply with various FDA requirements during the COVID-19 pandemic and has otherwise exercised enforcement discretion as to certain requirements due to the related public health emergency. The determination that a public health emergency exists issued by the U.S. Department of Health and Human Services (“HHS”) Administration for Strategic Preparedness and Response under Section 319 of the Public Health Service Act (“PHSA”) ended on May 11, 2023, and the determination that there is a public health emergency that has a significant potential to affect national security or the health and security of United States citizens living abroad issued by HHS under Section 564 of the Federal Food, Drug, and Cosmetic Act (“FDCA”) may end in the near term. In anticipation of these events, the FDA published a notice in the Federal Register indicating which guidance documents will immediately cease upon termination of the emergency declaration under the PHSA as well as those that will be revised or continue for a limited or indefinite time. As a result, we may assume a greater compliance burden in connection with our ongoing clinical trials.

The COVID-19 pandemic and mitigation measures have had and may continue to have an adverse impact on global economic conditions, which could have an adverse effect on our business and financial condition, including impairing our ability to raise capital when needed. To the extent the COVID-19 pandemic or any future pandemic adversely affects our business and financial results, it may also have the effect of heightening many of the other risks described in this section.

We may not be able to complete certain strategic transactions if a proposed transaction may be subject to review or approval by regulatory authorities pursuant to certain U.S. laws or regulations.

Certain potential acquisitions or business combinations that we may pursue could be subject to review or approval by regulatory authorities pursuant to certain U.S. laws or regulations. In the United States, certain mergers that potentially could affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission. In recent years, there has been enhanced regulatory scrutiny over such transactions. In the event that we were to make an investment, acquisition or disposition that was determined to be subject to regulatory review, and such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit such strategic transactions to be consummated, we may not be able to consummate such strategic transactions or counterparties may be deterred from pursuing potential strategic transactions with us. This may impair our ability to raise capital when needed and to pursue accretive transactions, which is an important part of our business model, and have an adverse effect on our business, financial condition and prospects.

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

In addition, disruptions caused by the ongoing effects of the COVID-19 pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

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

Patient enrollment and retention in clinical trials depends on many factors, including EC approval of patient participation as proposed, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, including those related to the ongoing COVID-19 pandemic or future pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our products and product candidates, including batoclimab, which targets certain rare autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

The results of our preclinical studies and clinical trials may not support our proposed claims for our products or product candidates, or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the efficacy and safety results from our TUSCANY-2 trial of RVT-3101 in ulcerative colitis or the reductions in IgG antibodies that we have observed to date in our clinical trials and preclinical studies of batoclimab and IMVT-1402 and will be observed in future clinical trials, including pivotal trials necessary for regulatory approvals. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

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

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, earlier this year we disclosed interim and chronic period data from the TUSCANY-2 trial of RVT-3101 in ulcerative colitis and top-line data from our pivotal atopic dermatitis Phase 3 ADORING 1 and ADORING 2 trials of VTAMA. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

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

We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Accordingly, we rely on third parties to produce commercial and clinical supplies of our products and product candidates. For example, Dermavant, ThermoFisher and GSK have entered into agreements pursuant to which ThermoFisher and GSK are providing commercial drug product and drug substance for VTAMA as well as drug product and drug substance for Dermavant’s recently completed pivotal atopic dermatitis Phase 3 ADORING 1 and ADORING 2 trials of VTAMA as well as its ongoing open label long-term extension study of VTAMA in atopic dermatitis. If these counterparties do not fulfill their obligations under these agreements, Dermavant’s ability to sell VTAMA commercially and conduct its ongoing and future clinical trials with VTAMA may be adversely impacted.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we have obtained regulatory approval in the U.S. for one of our product candidates, VTAMA, for the treatment plaque psoriasis in adults, it is possible that VTAMA will not obtain regulatory approval in the U.S. for other indications or in other jurisdictions, and that other current and future product candidates will not be successful in obtaining regulatory approval in the U.S. and other jurisdictions. In addition, we cannot be certain that any products or product candidates that receive regulatory approval will be successfully commercialized.

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

•
if an NDA, BLA or a similar application is reviewed by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authorities, as the case may be, require, as a condition of approval, additional nonclinical, preclinical studies or clinical trials, limitations on approved labelling or distribution and use restrictions;

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

For example, the FDA launched Project Optimus in 2021 as an initiative to reform the dose optimization and dose selection paradigm in oncology drug development, which was driven by the FDA’s concerns that the current paradigm for dose selection may result in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating pivotal trials. Through collaboration with the biopharmaceutical industry, academia and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. Indeed, the FDA issued Draft Guidance for Industry, Optimizing the Dosage of Human Prescription Drugs and Biological Products for the Treatment of Oncologic Diseases (January 2023), to assist sponsors in identifying the optimal dosages for these products during clinical development and prior to submitting an application for approval for a new indication and usage.

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

Adverse events caused by or associated with our products and product candidates have caused us and could, in the future, cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects arising from, or those perceived to arise from, our product candidates or those from other companies targeting similar diseases, could also affect patient recruitment or the ability of enrolled patients to complete their participation in our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. For example, as previously disclosed, in early 2021, our subsidiary Immunovant voluntarily paused dosing in early phase clinical studies for batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory agencies, Immunovant is continuing its clinical development of batoclimab. While Immunovant does not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles. These occurrences have harmed, and any reoccurrence may continue to harm our business, financial condition and prospects.

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

•
regulatory authorities may require the addition of labelling statements, such as warnings or contraindications, require other labelling changes of a product or require field alerts or other communications to physicians, pharmacies or the public;

•
we may be required to change the way a product is administered or distributed, conduct additional clinical trials, change the labelling of a product or conduct additional post-marketing studies or surveillance;

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

We have one product, VTAMA, approved by the FDA for the treatment of plaque psoriasis in adults in the U.S. Any product or product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labelling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-marketing studies and post-marketing submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP or equivalent requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, record-keeping and GCP requirements for any clinical trials that we conduct post-approval. Even when marketing approval of a product or product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. When a product or product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labelling or accompanying documentation, which could limit sales of the product.

The FDA and other relevant regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA and other relevant regulatory authorities could significantly increase costs, result in regulatory enforcement, or delay, limit or ultimately restrict the commercialization of such product. The FDA and other relevant regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labelling and that promotional and advertising materials and communications are truthful and non-misleading. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our products or product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading, we may be subject to enforcement action. Moreover, in the EU and the UK we will be prohibited from promoting prescription-only medicinal products to individuals who are not healthcare professionals. Violations of the FDCA in the United States and other comparable laws and regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable non-U.S. regulatory agencies alleging violations of United States federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.

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

•
restrictions on the labelling or marketing of such products or product candidates, including a “black box” warning or contraindication on the product label or communications containing warnings or other safety information about the product;

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

We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation, Regenerative Medicine Advanced Therapy Designation or Orphan Drug Designation for certain of our product candidates. For example, in July 2021, Immunovant was granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, it received orphan drug designation from the European Commission for batoclimab for the treatment of MG. Immunovant plans to seek orphan drug designation from the FDA for batoclimab and/or IMVT-1402 where there is a medically plausible basis for batoclimab and/or IMVT-1402’s use. Immunovant may also seek orphan drug designation for batoclimab and/or IMVT-1402 for the treatment of other indications in the E.U. We may also do so for other of our products and product candidates in the future where there is a basis for doing so.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated, and partly completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter. At this time, it is not clear what impact, if any, these developments may have on the statutory accelerated approval pathway or our business, financial condition results of operations, or prospects.

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

Regulatory authorities in some jurisdictions, including the United States and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the United States, in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the United States. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

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

On April 26, 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation (which will not apply in the UK). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before 2024 and it will start to apply 18 months after the entry in force.

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

Moreover, a September 2021 Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation could significantly broaden the scope of orphan drug exclusivity for such products. In January 2023, the FDA, however, issued a Federal Register notice clarifying its approach to orphan drug exclusivity following the Catalyst decision. Consistent with the court’s decision, the FDA set aside its approval of the drug at issue in the case, but announced that, while complying with the court’s order in Catalyst, the FDA intended to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved to matters beyond the scope of that order. Legislation has also been introduced that may reverse the Catalyst decision.

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

•
product labelling or product insert requirements of the FDA or other comparable non-U.S. regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labelling;

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

We are currently in the process of further building out our commercial sales organization for the sales, marketing and distribution of VTAMA, which was approved by the FDA in May 2022 for the treatment of plaque psoriasis in adults in the U.S. The costs of establishing and maintaining this infrastructure may exceed the cost-effectiveness of doing so. In order to effectively market our products and, if approved, product candidates, we must continue to expand our sales, distribution, marketing, compliance, managerial and other non-technical capabilities or make arrangements with third parties to perform these services. To achieve commercial success for our products and, if approved, product candidates, we will need an effective sales and marketing organization or to outsource these functions to third parties. To the extent we seek to do so, there is no guarantee that we will be able to enter into collaborations or strategic partnerships with third parties to engage in commercialization activities with respect to our products or product candidates.

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

Healthcare legislative and regulatory measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The United States and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities for our products and affect our ability to profitably sell our products, and prevent or delay marketing approval of our current and any future product candidates. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labelling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. However, effective January 1, 2025, this program will be replaced as a part of the Part D benefit redesign enacted under the IRA.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the IRA, a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. It is possible that Congress or the Administration may take further actions to control drug prices. In October 14, 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. We cannot predict how these new provisions would be implemented or their impact on Roivant.

Additionally, U.S. regulators continue to pursue policies designed to lower drug costs for federal programs and patients. In May 2019, the CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. This rulemaking also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, Congress has adopted various delays on the implementation or enforcement of the rule, including a postponement until January 2032 under the IRA. On December 31, 2020, CMS enacted a final rule expanding the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program.

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

In the United States, no uniform policy of coverage and reimbursement exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product or, if approved, product candidate will be made on a plan-by-plan basis. For example, while we have previously disclosed successes in achieving payor coverage for VTAMA, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product. Discussions with payors, including PBMs, related to VTAMA are ongoing and whether such payors will provide coverage for VTAMA, and if so to what extent, is uncertain at this time. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product or, if approved, product candidates, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product or product candidate. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products or, if approved, product candidates, to the extent that patients who are prescribed our products or, if approved, product candidates, are not separately reimbursed for the cost of the product.

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

We may face competition in the United States for our products and, if approved, product candidates, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, the July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. If implemented, importation of drugs from Canada may materially and adversely affect the price we receive for our products and, if approved, product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our products and, if approved, product candidates and adversely affect our future revenues and prospects for profitability.

Other Risks Related to Our Business and Industry

We depend on the knowledge and skills of our senior leaders and may not be able to manage our business effectively if we are unable to attract and retain key personnel.

We have benefited substantially from the leadership, performance and vision of our senior leaders, including our Principal Executive Officer, Matthew Gline, as well as other senior executives at Roivant and the Vants. We rely greatly on the investment experience and medical and scientific expertise of our senior leadership team to identify product candidates and guide future investments and opportunities, as well as the drug development expertise of our and the Vants’ senior leadership to guide the preclinical and clinical development of our product candidates. Our success will depend on our ability to retain our current management team. In addition, while we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties related to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. Competition for senior leadership in the healthcare investment industry is intense, and we cannot guarantee that we will be able to retain our key personnel or that of our Vants.

Our senior leaders and key employees may terminate their positions with us at any time. Due to the small number of employees at some of the Vants, the loss of a key employee may have a larger impact on our business. In particular, we rely on a limited number of employees in certain key jurisdictions, including the United Kingdom (the “U.K.”) and Switzerland. If we lose one or more members of our or the Vants’ senior leadership teams or other key employees, our ability to successfully implement our business strategies could be adversely impacted. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior leadership team or other employees.

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

Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by global or regional economic, political and health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), trade disputes between nations and the current and future conditions in the global financial markets. For example, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. The COVID-19 outbreak, including developments involving subsequent COVID-19 variants, significantly affected the financial markets of many countries and resulted and may in the future result in a variety of federal, state and local orders, guidance and restrictions. We cannot, at this time, predict the continued impact that the COVID-19 pandemic will have on our ongoing and planned clinical trials and other business operations, including our commercialization activities. A severe or prolonged economic downturn, political disruption or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

The overall market for healthcare technologies and software is global, rapidly evolving, competitive and subject to changing technology and shifting customer focus. Our healthcare technology Vants, including Lokavant, a clinical trial technology company, and VantAI, which uses machine learning to build computational models to generate new molecular entities for targets of interest, face competition from well-established providers of similar solutions, certain of which may have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies. We also face competition from solutions that biopharmaceutical companies develop internally and from smaller companies that offer products and services directed at more specific markets than we target, enabling these smaller competitors to focus a greater proportion of their efforts and resources on these markets, as well as a large number of companies that have been founded with the goal of applying machine learning technologies to drug discovery.

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

In addition, we are facing increasing competition from other companies that are utilizing artificial intelligence (“AI”) and other computational approaches for drug discovery. Some of these competitors are involved in drug discovery themselves and/or with partners, and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be more successful than our approaches, we may not be successful in identifying potential targets or attracting collaborators to work with us.

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

We may not hold a controlling stake in certain of our Vant affiliates and thus may not be able to direct our business or the development of our product candidates.

In certain of our Vants, we may hold less than a majority ownership interest or otherwise be limited in our ability to direct or control the business and the development of the product candidates or technologies at the Vant. In addition, for certain other Vants, including Immunovant, we may in the future come to hold less than a majority ownership interest in the Vant. Furthermore, even if we own a majority ownership interest in a Vant, we may not necessarily be able to control the outcome of certain corporate actions. If the business or development of a product candidate at one of these Vants were to face challenges, we would be adversely affected as a result and would be limited in our ability to cause or influence the Vant in question to take appropriate remediative actions.

Our business and operations would suffer in the event of system failures, cyber-attacks or a deficiency in our cyber-security protections.

Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants and law and accounting firms, may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products and product candidates. Currently and in the coming years, there may be an increased risk of cybersecurity attacks due to the Russian invasion of Ukraine, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of the invasion. Any increase in such attacks on us or our third-party vendors or other systems could adversely affect our network systems or other operations.

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

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If a significant cybersecurity compromise were to occur, it could result in a material disruption of our commercialization efforts, drug development programs and other business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or in an inappropriate disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the commercialization efforts for our products and further development of any product candidate could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

We are subject to stringent privacy, data protection and information security laws, regulations, policies and contractual obligations related to data privacy and security and changes in such laws, regulations, policies and contractual obligations could adversely affect our business.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose requirements relating to the privacy, security, transmission and disposal of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. Failure to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities that are subject those HIPAA regulations (including clinical trial investigators) and we have to expend resources to understand their obligations, adjust contractual relationships in light of those obligations, or otherwise modify our business practices. Congress has considered expanding the scope of the HIPAA privacy and security regulations and we may in the future ourselves become subject to them or similar regulations, which would require us to make additional expenditures and create additional liability risks.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to the HIPAA privacy and security regulations, expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), and imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018 (the “CCPA”), which was substantially amended in 2020 pursuant to the California Privacy Rights Act (the “CPRA”) generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt-out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and an agency established pursuant to the CPRA amendments, the California Privacy Protection Agency, have authority to implement and enforce the CCPA. California’s aggressive steps to protect consumer privacy have been followed by similar actions in the legislatures of other states, including Virginia, Colorado, Utah, Connecticut, Iowa, Indiana, Montana and Tennessee, all of which have passed CCPA/CPRA-like legislation to provide their respective residents with similar rights. Recently, Washington State enacted a broadly applicable law to protect the privacy of personal health information specifically, the “My Health, My Data Act,” which generally requires consent for the collection, use, or sharing of any such information.  New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to confidential, sensitive and personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield is currently being developed. On December 13, 2022, following the signature of a U.S. Executive Order by President Biden on October 7, 2022, the European Commission issued a draft adequacy decision which, if adopted and not successfully challenged in court, is intended to address the concerns expressed by CJEU in their 2016 ruling and allow transfer of personal data from the EEA to companies in the U.S. which commit to comply with the EU-U.S. Data Privacy Framework. At the moment it is unclear if the adequacy decision will be adopted at EU level and whether the anticipated legal challenges against this decision, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. In a related vote on May 11, 2023, the European Parliament adopted a resolution calling on the European Commission not to adopt the adequacy decision in its present form but to continue negotiations with the U.S. to ensure that the new framework addresses the concerns expressed by the CJEU. The European Parliament’s resolution is not binding on the Commission but it will be taken into account by the Commission when considering its adequacy decision.

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

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the United Kingdom and the EU (i.e., following the United Kingdom’s exit from the EU—otherwise known as Brexit), data processing in the United Kingdom is governed by a United Kingdom version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the United Kingdom, on June 28, 2021 the European Commission issued an adequacy decision in respect of the United Kingdom’s data protection framework, enabling data transfers from EU member states to the United Kingdom to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, this adequacy decisions will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data.

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

The sale of our products, including VTAMA, which was approved by the FDA in May 2022 for the treatment of plaque psoriasis in adults in the U.S. and the use of our existing product candidates in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products or product candidates. On occasion, large judgments have been awarded in class action lawsuits where drugs have had unanticipated harmful effects. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	delays in or an inability to commercialize VTAMA, and any future products for which we obtain marketing approval;

•	impairment of our business reputation and significant negative media attention;

•	delay or termination of clinical trials, or withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	product recalls, withdrawals or labelling, marketing or promotional restrictions;

•	decreased demand for our VTAMA, and current or future product candidates, if approved; and

•	loss of revenue.

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

We are centrally managed and controlled in the United Kingdom. The United Kingdom formally exited the EU, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the United Kingdom entered a transition period (the “Transition Period”), during which it continued to follow all EU rules. The Transition Period ended on December 31, 2020. A trade and cooperation agreement which outlines the trading relationship between the U.K. and E.U. now that the transition period has concluded, applied provisionally from January 1, 2021 and formally entered into force on May 1, 2021. Further, in February 2023, an agreement in principle was reached by the UK and EU, known as the Windsor Agreement, relating to post-Brexit trade issues in Northern Ireland, which if implemented into the respective legislation, seeks to simplify the supply of medicines between Great Britain and Northern Ireland and will mean the EU legislation may not apply in all cases in Northern Ireland.

There continues to be considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to further diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. The EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. entered into application in January 2022 and consequently do not apply in the U.K. It is unclear as to whether the relevant authorities in the EU and the United Kingdom are adequately prepared for the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals or necessary modifications to such approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our products and, if approved, product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there have been disrupted import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if continued, may delay time-sensitive shipments and may negatively impact our product supply chain. There are also differences between the regulatory regimes. For example, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is based on the prevalence of the condition in Great Britain as opposed to the current position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom. Further, there is no designation step required in the UK, and the criteria for orphan designation will be determined at the time of authorization.

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

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the United States and abroad. We are currently and may in the future be subject to third-party pre-issuance submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, inter partes review, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third-party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, three U.S. patents (U.S. Patent Nos. 8,058,069, 9,364,435 and 9,404,127) relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences GmbH, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have been the subject of inter partes review proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board of the USPTO (“PTAB”), whose decisions were subsequently reviewed by the United States Court of Appeals for the Federal Circuit (the “Federal Circuit”). The Federal Circuit ultimately (i) affirmed the PTAB’s decision that upheld all claims of U.S. Patent No. 8,058,069; (ii) affirmed the PTAB’s decision invalidating certain claims of U.S. Patent No. 9,364,435 but dismissed Moderna’s appeal with respect to those claims that the PTAB upheld for lack of standing and (iii) affirmed the PTAB’s decision invalidating all claims of U.S. Patent No. 9,404,127. Additionally, one European patent (EU Patent No. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office Opposition Division. Genevant may commence litigation at any time to enforce its patent rights against infringers.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the United States Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. In March 2022, Acuitas Therapeutics Inc. filed a lawsuit in the United States District Court for the Southern District of New York against Genevant GmbH and Arbutus seeking a declaratory judgment that U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272, and 11,141,378 are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid (the “Acuitas Action”). Genevant GmbH and Arbutus have moved to dismiss the Acuitas Action and that motion is pending before the District Court. On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). Genevant GmbH and Arbutus expect a response from Pfizer and BioNTech later this calendar year.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, including the Moderna Action, the Pfizer Action and the Acuitas Action, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely impact the price of our Common Shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

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

If our performance does not meet market expectations, the price of our Common Shares may decline. In addition, the trading price of our Common Shares could be volatile and subject to wide fluctuations in response to various factors, some of which are beyond our control. Any of the factors listed below could have a material adverse effect on the price of our Common Shares.

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

We may amend the terms of the Warrants in a manner that may be adverse to holders of Public Warrants with the approval by the holders of at least 50% of the then outstanding Public Warrants. As a result, the exercise price of Warrants could be increased, the exercise period could be shortened and the number of shares purchasable upon exercise of a warrant could be decreased, all without the holder’s approval.

Our Warrants were initially issued by Montes Archimedes Acquisition Corp. (“MAAC”) in registered form under a warrant agreement between Continental Stock Transfer & Trust Company (“CST”), as warrant agent. In connection with the consummation of the Business Combination, American Stock Transfer & Trust Company assumed CST’s responsibilities as warrant agent under the warrant agreement.

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

We may redeem unexpired Warrants prior to their exercise at a time that is disadvantageous to holders, thereby making the Warrants worthless.

We have the ability to redeem outstanding Warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our Common Shares is equal to or exceeds $18.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. If and when the Warrants become redeemable by us, we may not exercise our redemption right if the issuance of shares upon exercise of the Warrants is not exempt from registration or qualification under applicable state blue sky laws or if we are unable to effect such registration or qualification. We will use our best efforts to register or qualify such shares under the blue sky laws of the state of residence in those states in which the Warrants were offered by us. Redemption of the outstanding Warrants could force an investor to (i) to exercise their Warrants and pay the exercise price therefor at a time when it may be disadvantageous for an investor to do so, (ii) for an investor to sell their Warrants at the then-current market price when they might otherwise wish to hold their Warrants or (iii) to accept the nominal redemption price which, at the time the outstanding Warrants are called for redemption, is likely to be substantially less than the market value of an investors Warrants.

In addition, we may redeem an investor’s Warrants at any time after they become exercisable and prior to their expiration at a price of $0.10 per warrant upon a minimum of 30 days’ prior written notice of redemption provided that holders will be able to exercise their Warrants prior to redemption for a number of Common Shares determined based on the redemption date and the fair market value of our Common Shares, provided that the last reported sales price of our Common Shares is equal to or exceeds $10.00 per share (as adjusted for share sub divisions, share capitalizations, rights issuances, subdivisions, reorganizations, recapitalizations and the like) for any 20 trading days within a 30 trading-day period ending on the third trading day prior to the date we send the notice of redemption to the warrant holders. The value received upon exercise of the Warrants (1) may be less than the value the holders would have received if they had exercised their Warrants at a later time where the underlying share price is higher and (2) may not compensate the holders for the value of the Warrants, including because the number of shares received is capped at 0.361 Common Shares per warrant (subject to adjustment) irrespective of the remaining life of the Warrants. None of the Private Placement Warrants will be redeemable by us so long as they are held by Patient Square or its permitted transferees.

Our management has the ability to require holders of our Warrants to exercise such Warrants on a cashless basis, which will cause holders to receive fewer Common Shares upon their exercise of the Warrants than they would have received had they been able to exercise their Warrants for cash.

If we call the Public Warrants for redemption after the redemption criteria have been satisfied, our management will have the option to require any holder that wishes to exercise their warrant (including any Warrants held by Patient Square, MAAC’s former officers or directors, other purchasers of MAAC’s founders’ units, or their permitted transferees) to do so on a “cashless basis.” If our management chooses to require holders to exercise their Warrants on a cashless basis, the number of Common Shares received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

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

Anti-takeover provisions in our memorandum of association and bye-laws, as well as provisions of Bermuda law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our Common Shares and could entrench management

Our memorandum of association and bye-laws contain provisions that could make it more difficult for a third-party to acquire us without the consent of our board of directors. These provisions provide for:

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

Our largest shareholders own a significant percentage of our Common Shares and are able to exert significant control over matters subject to shareholder approval.

Our largest shareholders continue to hold a significant percentage of our Common Shares. As a result, these holders have the ability to substantially influence us and exert significant control through this ownership position and, in the case of certain holders, service on our board of directors. For example, these holders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents, or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These holders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and they may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Furthermore, our largest shareholders may from time to time have interests that differ from ours or from one another, and from time to time there may be disputes with or between such shareholders, which could be costly, time-consuming and divert management resources. So long as these holders continue to own a significant amount of our equity, they will continue to be able to strongly influence our decisions.

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

Pursuant to our 2021 Equity Incentive Plan (the “2021 EIP”), we are authorized to grant options, restricted stock units and other share-based awards to our employees, directors and consultants. The aggregate number of shares initially reserved for issuance under the 2021 EIP increases annually on the first day of each fiscal year during the term of the plan in an amount equal to the lesser of (i) 5% of the number of our Common Shares outstanding as of the day of the immediately preceding fiscal year and (ii) such number of our Common Shares as determined by our board of directors in its discretion. As a result of this annual increase, or if our board of directors elects in the future to make any additional increase in the number of shares available for future grant under the 2021 EIP, and if our shareholders approve of any such additional increase, our shareholders may experience additional dilution, and our share price may fall.

Issuance of options, restricted stock units and other share-based awards pursuant to equity incentive plans at the Vants may indirectly have a similar effect of diluting your ownership in us since a portion of the value of our Common Shares is tied to the value of the Vants, which would be diluted in the event of a grant of options or other similar equity grants to the employees of the Vants.

Future sales, or the perception of future sales, of our Common Shares by us or our existing shareholders in the public market could cause the market price for our Common Shares to decline and impact our ability to raise capital in the future.

Sales of a substantial number of our Common Shares in the public market by us or certain of our existing large shareholders, or the perception that these sales could occur, could substantially decrease the market price of our Common Shares. As of March 31, 2023, these large shareholders held approximately 70.7% of our issued and outstanding Common Shares. These shares have been registered for re-sale pursuant to a registration statement on Form S-3 and may also be sold pursuant to Rule 144 under the Securities Act, subject to certain restrictions (including restrictions applicable to affiliates in the case of shares held by persons deemed to be our affiliates).While certain of our significant shareholders are subject to contractual lock-up agreements as described under the heading “Lock-Up Agreements” in the description of our share capital attached as exhibit 4.5 to this annual report on Form 10-K, these lock-up agreements are subject to significant limitations and expire by their terms on February 29, 2024. The market price of our Common Shares could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. This, in turn, could also make it more difficult for us to raise additional funds through future offerings of our Common Shares or other securities at prices that are attractive to us, or at all.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur. As a result, you may not receive any return on an investment in our Common Shares unless you sell your shares of for a price greater than that which you paid for them.

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

Our actual effective tax rate may vary from our expectation and that variance may be material. A number of factors may increase our future effective tax rates, including: (1) the jurisdictions in which profits are determined to be earned and taxed; (2) the resolution of issues arising from any future tax audits with various tax authorities; (3) changes in the valuation of our deferred tax assets and liabilities; (4) increases in expenses not deductible for tax purposes, including transaction costs and impairments of goodwill in connection with acquisitions; (5) changes in the taxation of stock-based compensation; (6) changes in tax laws (including tax treaties) or the interpretation of such tax laws (including tax treaties) and changes in U.S. generally accepted accounting principles; (7) challenges to the transfer pricing policies related to our structure; (8) potential taxation under the OECD BEPS 2.0; and (9) potential limitation on tax attributes due to ownership changes (i.e. Internal Revenue Code 382 and 383) or expiration.

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

We believe that we will not be classified as a CFC for the taxable year ended March 31, 2023. However, our non-U.S. subsidiaries will be classified as CFCs for the taxable year ended March 31, 2023. For U.S. holders who hold 10% or more of the combined voting power or value of our Common Shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our Common Shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing of our Common Shares.

U.S. holders of our Common Shares may suffer adverse tax consequences if we are characterized as a passive foreign investment company.

Generally, if, for any taxable year, at least 75% of our gross income is passive income, or at least 50% of the average quarterly value of our assets is attributable to assets that produce passive income or are held for the production of passive income, including cash, we would be characterized as a passive foreign investment company (a “PFIC”) for U.S. federal income tax purposes. For purposes of these tests, passive income generally includes dividends, interest, gains from the sale or exchange of investment property and rents and royalties other than rents and royalties which are received from unrelated parties in connection with the active conduct of a trade or business. Additionally, if we own (directly or indirectly) at least 25% (by value) of the stock of another corporation, for purposes of determining whether we are a PFIC, generally we would be treated as if we held our proportionate share of the assets of such other corporation and received directly our proportionate share of the income of such other corporation and generally we would retain the character of such assets and income as if they were held directly by us rather than by such other corporation. If we are characterized as a PFIC, U.S. holders of our Common Shares may suffer adverse tax consequences, including having gains realized on the sale of our Common Shares treated as ordinary income rather than capital gain, the loss of the preferential tax rate applicable to dividends received on our Common Shares by individuals who are U.S. holders, and having interest charges apply to certain distributions by us and the proceeds of sales or other dispositions of our Common Shares that result in a gain to the U.S. holder. In addition, special information reporting may be required.

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

Based on the foregoing, with respect to the taxable year that ended on March 31, 2023, we believe that we were not a PFIC based in part on our belief that we were not classified as a CFC in the taxable year that ended on March 31, 2023 and based upon the fair market value of our assets, including any goodwill and intangible property, and the nature and composition of our income and assets.

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

Our principal executive offices are located at 7th Floor, 50 Broadway, London SW1H 0DB, United Kingdom. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. Certain of our subsidiaries and affiliates also have business operations in New York, New York, Boston, Massachusetts and Basel, Switzerland.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

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

Holders

As of June 26, 2023, there were 100 holders of record of our Common Shares and two holders of record of warrants to purchase our Common Shares. The actual number of holders of our Common Shares and warrants is greater than these numbers of record holders and includes stockholders who are beneficial owners but whose Common Shares or warrants are held in street name by banks, brokers and other nominees.

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

None.

Issuer Repurchases of Equity Securities

None.

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

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline is concentrated in inflammation and immunology and includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; batoclimab and IMVT-1402, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several IgG-mediated autoimmune indications; and RVT-3101, an anti-TL1A antibody in development for ulcerative colitis and Crohn’s disease, in addition to several other therapies in various stages of clinical development. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

Components of Results of Operations

Product revenue, net

With the FDA approval of VTAMA for the treatment of plaque psoriasis in adult patients and our initial product launch in May 2022, we began to recognize product revenues. We record product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales.

License, milestone and other revenue

License, milestone and other revenue includes the recognition of upfront payments received in connection with license agreements as well as revenue generated by subscription and service-based fees.

Cost of revenues

We began to recognize cost of product revenues after the initial product launch of VTAMA in May 2022. Cost of product revenues includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, milestone payments made in connection with regulatory approvals and sales-based milestones are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Our cost of revenues also relates to subscription and service-based revenue recognized for the use of technology developed and consists primarily of employee, hosting, and third-party data costs.

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

Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates and our recently in-licensed assets through preclinical studies and clinical trials, as well as acquire or discover new product candidates. We expect higher employee-related expenses, including share-based compensation expenses, as well as higher consulting costs as we hire additional resources to support increasing development activity.

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

•	the impact of any business interruptions to our operations due to the COVID-19 pandemic or other epidemics; and

•	our ability to maintain a continued acceptable safety profile of our product candidates following approval of our product candidates.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation, and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new drug candidates as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of marketing programs, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.

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

Change in fair value of investments

Change in fair value of investments primarily includes the unrealized loss on equity investments in publicly-traded companies, including Arbutus Biopharma Corporation (“Arbutus”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business (“Datavant”). We have elected the fair value option to account for these investments.

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

Interest income

Interest income consists of interest earned on our cash equivalents.

Interest expense

Interest expense results from interest accrued on long-term debt and the amortization of debt discount and issuance costs.

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

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax represents the gain on sale of common shares of Myovant Sciences Ltd. (“Myovant”) as a result of Sumitovant Biopharma Ltd.’s (“Sumitovant”) acquisition of Myovant in March 2023. We were entitled to these shares of Myovant pursuant to the December 2019 transaction with Sumitomo Pharma Co., Ltd. (the “Sumitomo Transaction”) that included, among other things, the transfer of our ownership interest in five Vants to Sumitovant. The Sumitomo Transaction was presented as discontinued operations during the year ending March 31, 2020, and the right to receive certain common shares of Myovant was treated as a contingent consideration upon a sale of the business and accounted for as a gain contingency.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. Changes in the amount of net loss attributable to noncontrolling interests are directly impacted by the net loss of our consolidated entities and changes in ownership percentages.

Results of Operations

Comparison of the years ended March 31, 2023 and 2022

The following table sets forth our results of operations for the years ended March 31, 2023 and 2022:

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$28,011	$—	$28,011
License, milestone and other revenue	33,269	55,286	(22,017)
Revenue, net	61,280	55,286	$5,994
Operating expenses:
Cost of revenues	13,128	8,966	4,162
Research and development	525,215	483,035	42,180
Acquired in-process research and development	97,749	139,894	(42,145)
Selling, general and administrative	600,506	775,033	(174,527)
Total operating expenses	1,236,598	1,406,928	(170,330)
Loss from operations	(1,175,318)	(1,351,642)	176,324
Change in fair value of investments	20,815	87,291	(66,476)
Gain on sale of investment	—	(443,754)	443,754
Change in fair value of debt and liability instruments	78,001	(3,354)	81,355
Gain on termination of Sumitomo Options	—	(66,472)	66,472
Gain on deconsolidation of subsidiaries	(29,276)	(5,041)	(24,235)
Interest income	(32,184)	(369)	(31,815)
Interest expense	27,968	7,041	20,927
Other income, net	(15,808)	(3,237)	(12,571)
Loss from continuing operations before income taxes	(1,224,834)	(923,747)	(301,087)
Income tax expense	5,190	369	4,821
Loss from continuing operations, net of tax	(1,230,024)	(924,116)	(305,908)
Income from discontinued operations, net of tax	114,561	—	114,561
Net loss	(1,115,463)	(924,116)	(191,347)
Net loss attributable to noncontrolling interests	(106,433)	(78,854)	(27,579)
Net loss attributable to Roivant Sciences Ltd.	$(1,009,030)	$(845,262)	$(163,768)

Variance analysis for years ended March 31, 2023 and 2022

Product revenue, net

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Product revenue, net	$28,011	$—	$28,011

Product revenue, net was $28.0 million for the year ended March 31, 2023, consisting of net product revenues from the sale of VTAMA, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. We did not generate any product revenues, net for the year ended March 31, 2022.

License, milestone and other revenue

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
License, milestone and other revenue	$33,269	$55,286	$(22,017)

License, milestone and other revenue decreased by $22.0 million to $33.3 million for the year ended March 31, 2023, compared to $55.3 million for the year ended March 31, 2022. During the year ended March 31, 2023, license, milestone and other revenue primarily related to payments received in connection with licensing arrangements, including the collaboration and license agreement entered between Covant Therapeutics Operating, Inc. and Boehringer Ingelheim International, GmbH in March 2023. During the year ended March 31, 2022, license, milestone and other revenue primarily related to payments received in connection with license agreements and the licensing of technology as well as revenue relating to the sales of clinical product and milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc.

Cost of revenues

For the years ended March 31, 2023 and 2022, our cost of revenues consisted of the following:
	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$5,660	$8,966	$(3,306)
Amortization of intangible assets	7,468	—	7,468
Cost of revenues	$13,128	$8,966	$4,162

Cost of revenues increased by $4.2 million to $13.1 million for the year ended March 31, 2023, compared to $9.0 million for the year ended March 31, 2022. During the year ended March 31, 2023, cost of revenues included $1.8 million of costs relating to the sale of VTAMA as well as $7.5 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022. During the year ended March 31, 2022, cost of revenues was primarily related to cost associated with the sales of clinical product of tapinarof by Dermavant to Japan Tobacco Inc.

Research and development expenses

For the years ended March 31, 2023 and 2022, our research and development expenses consisted of the following:

	Years Ended March 31,
	2023	2022(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(2)	$88,747	$52,009	$36,738
Tapinarof	45,201	64,496	(19,295)
Brepocitinib	38,627	24,890	13,737
RVT-2001	16,075	1,132	14,943
AFVT-2101	15,628	12,657	2,971
ARU-1801	12,940	23,312	(10,372)
Namilumab	11,757	8,745	3,012
RVT-3101	7,559	—	7,559
LSVT-1701	7,173	11,067	(3,894)
ARU-2801	3,456	12,031	(8,575)
Other development and discovery programs	83,680	74,700	8,980
Total program-specific costs	330,843	285,039	45,804
			—
Unallocated internal costs:
Share-based compensation	30,914	63,735	(32,821)
Personnel-related expenses	131,908	103,827	28,081
Other expenses	31,550	30,434	1,116
Total research and development expenses	$525,215	$483,035	$42,180

(1) Certain prior year amounts have been reclassified to conform to current year presentation.

(2) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.

Research and development expenses increased by $42.2 million to $525.2 million for the year ended March 31, 2023, compared to $483.0 million for the year ended March 31, 2022, primarily due to increases in program-specific costs of $45.8 million and personnel-related expenses of $28.1 million, partially offset by a decrease in share-based compensation of $32.8 million.

The increase of $45.8 million in program-specific costs largely reflects the progression of our programs and drug discovery, including the anti-FcRn franchise, RVT-2001, brepocitinib, and RVT-3101. The asset acquisitions of brepocitinib, RVT-2001, and RVT-3101 were completed in September 2021, November 2021, and November 2022, respectively. Increases in program-specific costs were partially offset by certain decreases, including $19.3 million for tapinarof, which was primarily due to the completion of ADORING 1 and ADORING 2 phase 3 atopic dermatitis clinical trials during the year ended March 31, 2023.

The increase of $28.1 million in personnel-related expenses largely reflects the progression of our programs, particularly the anti-FcRn franchise. Personnel-related expenses increased at Immunovant primarily as a result of higher headcount and enhancement of capabilities to support Immunovant’s strategic objectives as clinical activities were resumed and potential new indications were evaluated.

The decrease of $32.8 million in share-based compensation expense was primarily due to the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination in September 2021, resulting in the recognition of a one-time catch-up expense of $22.9 million relating to cumulative service rendered between the grant date of the respective awards and completion of the Business Combination and continued recognition of expense over the requisite service periods.

Acquired in-process research and development expenses

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Consideration for the purchase of IPR&D	$87,749	$97,412	$(9,663)
Development milestone payments	10,000	42,482	(32,482)
Total acquired in-process research and development expenses	$97,749	$139,894	$(42,145)

Acquired in-process research and development expenses decreased by $42.1 million to $97.7 million for the year ended March 31, 2023, compared to $139.9 million for the year ended March 31, 2022. The decrease was primarily due to higher consideration for the purchase of IPR&D during the year ended March 31, 2022 as a result of consideration for the purchase of IPR&D of $82.1 million relating to the acquisition of brepocitinib, a one-time milestone expense of approximately $39 million due to the achievement of a development milestone related to tapinarof, and consideration for the purchase of IPR&D of $14.1 million relating to the acquisition of RVT-2001. Acquired in-process research and development expenses for the year ended March 31, 2023 was driven by consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 and the achievement of a development milestone relating to batoclimab, which resulted in a one-time milestone expense of $10.0 million.

Selling, general and administrative expenses

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Selling, general and administrative	$600,506	$775,033	$(174,527)

Selling, general and administrative expenses decreased by $174.5 million to $600.5 million for the year ended March 31, 2023, compared to $775.0 million for the year ended March 31, 2022. The decrease was primarily due to a decrease in share-based compensation expense of $314.6 million, partially offset by higher selling, general and administrative expenses at Dermavant as a result of the commercial launch of VTAMA. The decrease in share-based compensation resulted from the achievement of the liquidity event vesting condition for certain equity instruments upon the closing of the Business Combination in September 2021, resulting in the recognition of a one-time catch-up expense of $350.0 million for the year ended March 31, 2022 for cumulative service rendered between the grant date of the respective awards and completion of the Business Combination.

Change in fair value of investments

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Change in fair value of investments	$20,815	$87,291	$(66,476)

Change in fair value of investments was an unrealized loss of $20.8 million and unrealized loss of $87.3 million for the years ended March 31, 2023 and 2022, respectively. The change of $66.5 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant following the completion of the Datavant Merger (as defined below) in July 2021.

Gain on sale of investment

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Gain on sale of investment	$—	$(443,754)	$443,754

Gain on sale of investment was $443.8 million for the year ended March 31, 2022 and resulted from Datavant’s merger with a wholly-owned subsidiary of Heracles Parent, L.L.C., the parent company of CIOX Health, (the “Datavant Merger”) in July 2021 at which point we received approximately $320 million in cash and a minority equity stake in the combined company.

Change in fair value of debt and liability instruments

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Change in fair value of debt and liability instruments	$78,001	$(3,354)	$81,355

Change in fair value of debt and liability instruments was an unrealized loss of $78.0 million and unrealized gain of $3.4 million for the years ended March 31, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the year ended March 31, 2023 primarily consisted of an unrealized loss of $59.6 million relating to the NovaQuest facility, which was primarily due to the impact of VTAMA approval in psoriasis, and an unrealized loss of $24.1 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the year ended March 31, 2022 primarily consisted of an unrealized gain of $30.8 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination, partially offset by an unrealized loss of $27.3 million relating to the NovaQuest facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate.

Gain on termination of Sumitomo Options

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Gain on termination of Sumitomo Options	$—	$(66,472)	$66,472

Gain on termination of Sumitomo Options was $66.5 million for the year ended March 31, 2022 due to the completion of transactions contemplated by an Asset Purchase Agreement entered into with Sumitomo Pharma Co., Ltd. and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd.

Gain on deconsolidation of subsidiaries

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Gain on deconsolidation of subsidiaries	$(29,276)	$(5,041)	$(24,235)

Gain on deconsolidation of subsidiaries was $29.3 million for the year ended March 31, 2023 and resulted from the deconsolidation of certain subsidiaries in November 2022 and July 2022.

Gain on deconsolidation of subsidiaries was $5.0 million for the year ended March 31, 2022 and resulted from the deconsolidation of a subsidiary in January 2022.

Interest income

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Interest income	$(32,184)	$(369)	$(31,815)

Interest income increased by $31.8 million to $32.2 million for the year ended March 31, 2023, compared to $0.4 million for the year ended March 31, 2022. The increase is primarily the result of higher interest rates on our invested cash.

Interest expense

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Interest expense	$27,968	$7,041	$20,927

Interest expense increased by $20.9 million to $28.0 million for the year ended March 31, 2023, compared to $7.0 million for the year ended March 31, 2022. The increase primarily resulted from Dermavant’s revenue interest purchase and sale agreement (the “RIPSA”), pursuant to which funding of $160.0 million was received in June 2022 following the approval of VTAMA by the FDA in May 2022.

Income from discontinued operations, net of tax

	Years Ended March 31,
	2023	2022	Change
	(in thousands)
Income from discontinued operations, net of tax	$114,561	$—	$114,561

Income from discontinued operations, net of tax was $114.6 million for the year ended March 31, 2023 and resulted from the gain on sale of common shares of Myovant (the “Myovant Top-Up Shares”) after Sumitovant’s acquisition of Myovant in March 2023. We were entitled to the Myovant Top-Up Shares pursuant to the Sumitomo Transaction, and this right to receive the Myovant Top-Up Shares was treated as contingent consideration upon sale of business and accounted for as a gain contingency. Refer to Note 11, “Discontinued Operations” of our audited financial statements for additional information.

Liquidity and Capital Resources

For the years ended March 31, 2023 and 2022, we incurred losses from continuing operations of approximately $1.2 billion and $924.1 million, respectively. As of March 31, 2023, we had cash and cash equivalents of approximately $1.7 billion and our accumulated deficit was approximately $3.8 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees.

Our short-term and long-term liquidity requirements as of March 31, 2023 included:

•	Contractual payments related to our long-term debt (see Note 9, “Long-Term Debt” of our audited financial statements);

•	obligations under our leases (see Note 15, “Leases” of our audited financial statements);

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $30.0 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $33.3 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $38.0 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represent only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

Additionally, we have certain payment obligations under various asset acquisition and license agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, and the amount, timing, and likelihood of such payments are not known. We will also be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements.

We enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

We had cash, cash equivalents and restricted cash of approximately $1.7 billion at March 31, 2023, which we expect to support cash runway into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, which may require us to use our capital resources sooner than expected. See “Forward-Looking Statements” and “Risk Factors” in this Annual Report on Form 10-K.

Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

RSL Equity Financing Transactions

Since inception, we have completed multiple equity financing transactions, including the following:

In December 2019, together with Sumitomo, we completed the transactions contemplated by the transaction agreement by and between us and Sumitomo, dated as of October 31, 2019. In connection with the Sumitomo Transaction, we raised net proceeds of approximately $999.2 million due to the sale of our common shares to Sumitomo.

In September 2021, we completed our Business Combination with MAAC, a special purpose acquisition company, as well as concurrent PIPE Financing. In connection with the Business Combination and PIPE Financing, we received approximately $213.4 million in cash at closing.

In September 2022, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell our common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent (the “ATM Facility”). As of March 31, 2023, we had $400.0 million of remaining capacity available under the ATM Facility.

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

In February 2023, we completed an underwritten public offering of 30,666,665 of our common shares (including 3,999,999 common shares issued and sold upon the full exercise of the underwriters' option to purchase additional shares) at a price to the public of $7.50 per share. Net proceeds to us were approximately $216.9 million after deducting underwriting discounts and commissions and offering expenses.

Sumitomo Transaction

In December 2019, we closed the Sumitomo Transaction, including the transfer of our ownership interest in five Vants – Myovant, Urovant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd., and Spirovant Sciences Ltd. – to Sumitovant, a wholly-owned subsidiary of Sumitomo. In addition, in connection with the Sumitomo Transaction, we (i) granted Sumitomo options to purchase all, or in the case of Dermavant, 75%, of our ownership interests in six other subsidiaries and (ii) provided Sumitomo and Sumitovant with certain rights over and access to our proprietary technology platforms, DrugOme and Digital Innovation. In exchange for these components of the Sumitomo Transaction, we received approximately $1.9 billion in cash, which was in addition to the approximately $999.2 million from the sale of our common shares to Sumitomo as discussed above.

In June 2021, we completed a transaction with Sumitomo pursuant to which Sumitomo terminated its existing options to acquire our equity interests in certain of our subsidiaries.

In October 2022, Myovant entered into an agreement with Sumitovant, its majority shareholder, under which Sumitovant would acquire the remaining shares of Myovant not already owned by Sumitovant at a price of $27.00 per share in a cash transaction (the “Myovant Transaction”). The acquisition of Myovant by Sumitovant was completed in March 2023. In connection with the closing of the Myovant Transaction, we received approximately $114.6 million in March 2023 for the sale of the Myovant Top-Up Shares. Refer to Note 11, “Discontinued Operations” of our audited financial statements for additional information.

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

Consolidated Vant Debt Financings

Since inception, we have completed multiple Vant debt financings, including the following:

Dermavant

In May 2019, Dermavant entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules, pursuant to which Dermavant borrowed an aggregate of $20.0 million. In May 2021, all amounts outstanding under the Hercules Loan Agreement were repaid using the proceeds from the $40.0 million senior secured credit facility entered into by Dermavant with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent, in May 2021, and Dermavant terminated the Hercules Loan Agreement.

Following the approval of VTAMA by the FDA in May 2022, Dermavant received $160.0 million in June 2022 pursuant to the terms of the RIPSA entered with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the United States, up to a cap of $344.0 million, in exchange for the $160.0 million in committed funding to be paid to Dermavant, conditioned on the approval of tapinarof by the FDA, which was achieved in May 2022. Dermavant used the RIPSA proceeds primarily for the milestone obligations to GSK, which was achieved upon FDA approval, and Welichem Biotech Inc., which was achieved upon the first sale of VTAMA.

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

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2023 and 2022:
	Years Ended March 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(843,393)	$(677,729)
Net cash (used in) provided by investing activities	$(44,269)	$303,295
Net cash provided by financing activities	$499,462	$306,792

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the year ended March 31, 2023, cash used in operating activities increased by $165.7 million to $843.4 million compared to the year ended March 31, 2022. This increase was primarily driven by an increase in cash required to fund operations, particularly as a result of the progression of clinical programs, and to support the commercial launch of VTAMA.

Investing Activities

Cash flow from investing activities includes cash used for milestone payments; purchase of property and equipment; and proceeds from sale of investment and other equity securities.

For the year ended March 31, 2023, cash flow from investing activities changed by $347.6 million to net cash used in investing activities of $44.3 million from net cash provided by investing activities of $303.3 million for the year ended March 31, 2022. This change in cash flow from investing activities is primarily related to $320 million in cash we received as a result of the Datavant Merger during the year ended March 31, 2022. During the year ended March 31, 2023, cash used in investing activities was primarily driven by milestone payments made relating to VTAMA, which were partially offset by proceeds from the sale of the Myovant Top-Up Shares.

Financing Activities

For the year ended March 31, 2023, cash provided by financing activities increased by $192.7 million to $499.5 million compared to the year ended March 31, 2022. During the year ended March 31, 2023, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022 as well as net proceeds from the issuance of our common shares and common shares of our majority-owned subsidiary Immunovant. During the year ended March 31, 2022, proceeds were generated by the completion of our Business Combination and PIPE financing in September 2021, payment of the subscription receivable due to Proteovant by SK in July 2021, and the senior secured credit facility entered into by Dermavant and certain of its subsidiaries with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent, partially offset by cash used to repay all amounts outstanding under a previously existing loan and security agreement with Hercules Capital, Inc.

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

Product Revenue Reserves

We recognize revenue when the customer obtains control of the product, which occurs at a point in time, either upon shipment or delivery to the customer. Revenues from product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established that result from (a) invoice discounts for prompt payment and specialty distributor and specialty pharmacy service fees, (b) government and private payer rebates, chargebacks, discounts and fees, (c) performance rebates and administrative fees, (d) product returns and (e) costs of co-pay assistance programs for patients. We establish reserves based on these gross-to-net adjustments, which are based on amounts earned or to be claimed on the related sale and are classified as reductions of accounts receivable (if the amount is payable to the customer) or accrued expenses and other current liabilities (if the amount is payable to a party other than a customer). Where appropriate, we utilize the expected value method to determine the appropriate amount for estimates of variable consideration. The estimates of reserves established for variable consideration reflect current contractual and statutory requirements, our historical experience, specific known market events and trends, industry data and forecasted customer buying and payment patterns. The amount of variable consideration that is included in the transaction price may be constrained and is included in net product revenues only to the extent that it is probable that a significant reversal in the amount of the cumulative revenue recognized will not occur in a future period. Actual amounts of consideration ultimately received may differ from our estimates. If actual results vary from our estimates, we adjust these estimates in the period such change in estimate becomes known, which could affect net product revenue and earnings in the period of the adjustment.

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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):

	March 31, 2023	March 31, 2022
Sales return, rebate, and discounts balances, beginning of year	$—	$—
Reduction of gross sales	(129,717)	—
Cash payments	108,923	—
Sales return, rebate, and discounts balances, end of year	$(20,794)	$—

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

These subjective assumptions are estimated as follows:

Fair value of common share—Prior to the closing of the Business Combination, as a privately held company, we estimated the fair value of the shares of common stock underlying our share-based awards on each grant date. To determine the fair value of our common shares underlying option grants, we considered, among other things, valuations of our common share prepared by an unrelated third-party valuation firm in accordance with the guidance provided by the American Institute of Certified Public Accountants Practice Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation. The estimation of the fair value of the common shares considered factors including the following:

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

Expected term—We have generally elected to use the “simplified method” for estimating the expected term of options, whereby the expected term equals the arithmetic average of the vesting term and the original contractual term of the option (generally 10 years).

Expected volatility—Prior to the closing of the Business Combination, we were a privately held company and did not have any trading history for our common shares; accordingly, the expected volatility was estimated based on the average volatility for comparable publicly traded biotechnology companies over a period equal to the expected term of the stock option grants. The comparable companies were chosen based on their similar size, stage in the life cycle or area of specialty. We apply similar methodology to estimate the expected volatility at our privately held Vants. Because we do not have an extended trading history for our shares of common stock since the closing of the Business Combination, the method used to estimate the expected volatility remained unchanged.

Risk-free interest rate—The risk-free rate assumption is based on the U.S. Treasury instruments with maturities similar to the expected term of our stock options at the time of the grant.

Expected dividend yield—We have not issued any dividends in our history and do not expect to issue dividends over the life of the options; therefore, we have estimated the dividend yield to be zero.

Recently Adopted Accounting Pronouncements

We did not adopt any material accounting pronouncements during the year ended March 31, 2023.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the date of the first sale of Roivant common shares pursuant to an effective registration statement or (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), and (2) the date on which (x) we are deemed to be a large accelerated filer, which means the market value of Roivant common shares that are held by non-affiliates exceeds $700 million as of the prior September 30th, or (y) the date on which we have issued more than $1.0 billion in nonconvertible debt during the prior three-year period.

Additionally, we are a “smaller reporting company” as defined in Item 10(f)(1) of Regulation S-K. Smaller reporting companies may take advantage of certain reduced disclosure obligations, including, among other things, providing only two years of audited financial statements. We may continue to be a smaller reporting company as long as either (i) the market value of our common shares held by non-affiliates is less than $250 million as of the end of that year's second fiscal quarter, or (ii) our annual revenue is less than $100 million during the most recently completed fiscal year and the market value of our common shares held by non-affiliates is less than $700 million as of the end of that year’s second fiscal quarter. To the extent we take advantage of such reduced disclosure obligations, it may also make comparison of our financial statements with other public companies more difficult.

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

Roivant Sciences Ltd.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Roivant Sciences Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roivant Sciences Ltd. (the Company) as of March 31, 2023 and 2022, the related consolidated statements of operations, comprehensive loss, shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the two years in the period ended March 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2023, in conformity with U.S. generally accepted accounting principles.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Iselin, New Jersey
June 28, 2023

ROIVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2023	March 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,676,813	$2,060,400
Other current assets	121,774	86,123
Total current assets	1,798,587	2,146,523
Property and equipment, net	39,086	25,905
Operating lease right-of-use assets	53,251	61,044
Investments measured at fair value	304,317	325,834
Intangible assets, net	144,881	—
Other assets	49,482	25,823
Total assets	$2,389,604	$2,585,129
Liabilities, Redeemable Noncontrolling Interest and Shareholders’ Equity
Current liabilities:
Accounts payable	$37,830	$34,583
Accrued expenses	167,129	127,531
Operating lease liabilities	11,693	11,398
Current portion of long-term debt (includes $26,940 accounted for under the fair value option at March 31, 2023)	40,720	—
Other current liabilities	15,076	10,855
Total current liabilities	272,448	184,367
Liability instruments measured at fair value	63,546	44,912
Operating lease liabilities, noncurrent	53,476	62,468
Long-term debt, net of current portion (includes $180,700 and $177,400 accounted for under the fair value option at March 31, 2023 and 2022, respectively)	375,515	210,025
Other liabilities	17,032	21,923
Total liabilities	782,017	523,695
Commitments and contingencies (Note 16)
Redeemable noncontrolling interest	—	22,491
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 760,143,393 and 694,975,965 shares issued and outstanding at March 31, 2023 and 2022, respectively	—	—
Additional paid-in capital	4,933,137	4,421,614
Accumulated deficit	(3,772,754)	(2,763,724)
Accumulated other comprehensive loss	(2,617)	(946)
Shareholders’ equity attributable to Roivant Sciences Ltd.	1,157,766	1,656,944
Noncontrolling interests	449,821	381,999
Total shareholders’ equity	1,607,587	2,038,943
Total liabilities, redeemable noncontrolling interest and shareholders’ equity	$2,389,604	$2,585,129

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2023	2022
Revenues:
Product revenue, net	$28,011	$—
License, milestone and other revenue	33,269	55,286
Revenue, net	61,280	55,286
Operating expenses:
Cost of revenues	13,128	8,966
Research and development (includes $30,914 and $63,735 of share-based compensation expense for the years ended March 31, 2023 and 2022, respectively)	525,215	483,035
Acquired in-process research and development	97,749	139,894
Selling, general and administrative (includes $186,603 and $501,221 of share-based compensation expense for the years ended March 31, 2023 and 2022, respectively)	600,506	775,033
Total operating expenses	1,236,598	1,406,928
Loss from operations	(1,175,318)	(1,351,642)
Change in fair value of investments	20,815	87,291
Gain on sale of investment	—	(443,754)
Change in fair value of debt and liability instruments	78,001	(3,354)
Gain on termination of Sumitomo Options	—	(66,472)
Gain on deconsolidation of subsidiaries	(29,276)	(5,041)
Interest income	(32,184)	(369)
Interest expense	27,968	7,041
Other income, net	(15,808)	(3,237)
Loss from continuing operations before income taxes	(1,224,834)	(923,747)
Income tax expense	5,190	369
Loss from continuing operations, net of tax	(1,230,024)	(924,116)
Income from discontinued operations, net of tax	114,561	—
Net loss	(1,115,463)	(924,116)
Net loss attributable to noncontrolling interests	(106,433)	(78,854)
Net loss attributable to Roivant Sciences Ltd.	$(1,009,030)	$(845,262)
Amounts attributable to Roivant Sciences Ltd.:
Loss from continuing operations, net of tax	$(1,123,591)	$(845,262)
Income from discontinued operations, net of tax	114,561	—
Net loss attributable to Roivant Sciences Ltd.	$(1,009,030)	$(845,262)
Basic and diluted net (loss) income per common share(1):
Basic and diluted loss from continuing operations	$(1.58)	$(1.26)
Basic and diluted income from discontinued operations	$0.16	$—
Basic and diluted net loss per common share	$(1.42)	$(1.26)
Basic and diluted weighted average shares outstanding(1):
Basic	712,791,115	669,753,458
Diluted	712,791,115	669,753,458

(1)	Retroactively restated for the stock subdivision as described in Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Loss
(in thousands)

	Years Ended March 31,
	2023	2022
Net loss	$(1,115,463)	$(924,116)
Other comprehensive loss:
Foreign currency translation adjustment	(1,490)	(2,271)
Total other comprehensive loss	(1,490)	(2,271)
Comprehensive loss	(1,116,953)	(926,387)
Comprehensive loss attributable to noncontrolling interests	(106,252)	(78,734)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(1,010,701)	$(847,653)

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)

		Shareholders’ Equity(1)
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Subscription Receivable	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2021	$22,491	651,576,293	$—	$3,814,805	$(100,000)	$1,445	$(1,918,462)	$241,726	$2,039,514
Issuance of subsidiary warrants	—	—	—	2,051	—	—	—	24	2,075
Issuance of the Company’s common shares upon closing of Business Combination and PIPE Financing, net of issuance costs	—	32,372,478	—	129,097	—	—	—	—	129,097
Issuance of the Company’s common shares related to settlement of transaction consideration	—	840,398	—	—	—	—	—	—	—
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	70,000	70,000
Issuance of subsidiary common and preferred shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(62,408)	—	—	—	62,408	—
Payment of subscription receivable	—	—	—	(40,000)	100,000	—	—	40,000	100,000
Repurchase of equity awards	—	—	—	—	—	—	—	(2,247)	(2,247)
Issuance of the Company’s common shares	—	7,369,000	—	57,167	—	—	—	—	57,167
Issuance of common stock upon warrants exercise	—	60,021	—	778	—	—	—	—	778
Stock options exercised and restricted stock units vested and settled	—	2,757,775	—	412	—	—	—	—	412
Deconsolidation of subsidiary	—	—	—	—	—	—	—	3,578	3,578
Share-based compensation	—	—	—	519,712	—	—	—	45,244	564,956
Foreign currency translation adjustment	—	—	—	—	—	(2,391)	—	120	(2,271)
Net loss	—	—	—	—	—	—	(845,262)	(78,854)	(924,116)
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$—	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of the Company’s common shares, net of issuance costs	—	50,666,665	—	311,683	—	—	—	—	311,683
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	10,903,648	—	(8,737)	—	—	—	—	(8,737)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	—	112	8,948
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(5,463)	—	—	—	5,463	—
Issuance of subsidiary common shares, net of issuance costs	—	—	—	19,599	—	—	—	48,129	67,728
Subsidiary stock options exercised	—	—	—	392	—	—	—	278	670
Issuance of subsidiary preferred shares	—	—	—	—	—	—	—	87,500	87,500
Deconsolidation of subsidiaries	(22,491)	—	—	—	—	—	—	(292)	(292)
Issuance of common shares under employee stock purchase plan	—	111,519	—	316	—	—	—	—	316
Share-based compensation	—	—	—	184,897	—	—	—	32,884	217,781
Foreign currency translation adjustment	—	—	—	—	—	(1,671)	—	181	(1,490)
Net Loss	—	—	—	—	—	—	(1,009,030)	(106,433)	(1,115,463)
Balance at March 31, 2023	$—	760,143,393	$—	$4,933,137	$—	$(2,617)	$(3,772,754)	$449,821	$1,607,587

(1)	Retroactively restated for the stock subdivision as described in Note 8.

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(1,115,463)	$(924,116)
Adjustments to reconcile net loss to net cash used in operating activities:
Non-cash acquired in-process research and development	87,749	78,223
Share-based compensation	217,781	564,956
Change in fair value of investments	20,815	87,291
Gain on sale of investment	—	(443,754)
Change in fair value of debt and liability instruments	78,001	(3,354)
Gain on deconsolidation of subsidiaries	(29,276)	(5,041)
Gain on termination of Sumitomo Options	—	(61,472)
Gain on recovery of contingent consideration	(114,561)	—
Depreciation and amortization	18,857	5,932
Non-cash lease expense	7,565	7,270
Other	(21,206)	617
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(31,670)	(27,999)
Accounts payable	4,359	15,403
Accrued expenses	38,956	50,595
Deferred consideration liability	—	(50,000)
Operating lease liabilities	(8,604)	(6,865)
Other	3,304	34,585
Net cash used in operating activities	(843,393)	(677,729)
Cash flows from investing activities:
Cash decrease upon deconsolidation of subsidiaries	(6,706)	(39)
Proceeds from sale of investment	—	320,170
Proceeds from sale of Myovant Top-Up Shares	114,561	—
Milestone payments	(140,136)	—
Purchase of property and equipment	(12,690)	(17,436)
Other	702	600
Net cash (used in) provided by investing activities	(44,269)	303,295
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	311,981	—
Proceeds from Business Combination and PIPE Financing	—	213,424
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	67,727	—
Proceeds from payment of subscription receivable	—	100,000
Proceeds from subsidiary debt financings, net of financing costs paid	159,899	36,400
Repayment of debt by subsidiary	(29,452)	(21,590)
Payment of offering costs and loan origination costs	(2,250)	(20,297)
Taxes paid related to net settlement of equity awards	(10,881)	—
Proceeds from exercise of the Company’s and subsidiary stock options	2,814	412
Payments on principal portion of finance lease obligations	(692)	—
Proceeds from common stock issuances under employee stock purchase plan	316	—
Other	—	(1,557)
Net cash provided by financing activities	499,462	306,792
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	6,281	—
Net change in cash, cash equivalents and restricted cash	(381,919)	(67,642)
Cash, cash equivalents and restricted cash at beginning of period	2,074,034	2,141,676
Cash, cash equivalents and restricted cash at end of period	$1,692,115	$2,074,034
Non-cash investing and financing activities:
Issuance of the Company’s common shares and other consideration for an acquisition	$9,694	$—
Other	$10,860	$6,035
Supplemental disclosure of cash paid:
Income taxes paid	$5,128	$916
Interest paid	$5,303	$5,535

The accompanying notes are an integral part of these consolidated financial statements.

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

(B) Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of March 31, 2023, the Company had cash and cash equivalents of approximately $1.7 billion and its accumulated deficit was approximately $3.8 billion. For the years ended March 31, 2023 and 2022, the Company incurred losses from continuing operations of approximately $1.2 billion and $924.1 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA , following approval by the FDA in May 2022.

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

Any references in these notes to applicable accounting guidance are meant to refer to the authoritative U.S. GAAP as found in the Accounting Standards Codification (‘‘ASC’’) and Accounting Standards Updates (‘‘ASU’’) of the Financial Accounting Standards Board (‘‘FASB’’). The consolidated financial statements include the accounts of RSL and the subsidiaries in which it has a controlling financial interest, most often through a majority voting interest. Certain prior year amounts have been reclassified to conform with the current period presentation. These reclassifications had no effect on the previously reported results of operations. All intercompany balances and transactions have been eliminated in consolidation.

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

The Company has long-lived assets in different geographic locations. As of March 31, 2023 and 2022, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the accompanying consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2023	March 31, 2022
Cash and cash equivalents	$1,676,813	$2,060,400
Restricted cash (included in “Other current assets”)	5,011	3,903
Restricted cash (included in “Other assets”)	10,291	9,731
Cash, cash equivalents and restricted cash	$1,692,115	$2,074,034

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

(F) Inventory

Inventories are recorded at the lower-of-cost or net realizable value, with cost determined based on a first-in, first-out basis. Net realizable value is the estimated selling price in the ordinary course of the Company’s business, less reasonably predictable costs of completion, disposal, and transportation. The cost basis of the Company’s inventories is reduced for any products that are considered excessive or obsolete based upon assumptions about future demand and market conditions. Inventories include the cost for raw materials, the cost to manufacture the raw materials into finished goods, freight charges, and overhead.

The Company performs an assessment of the recoverability of inventories during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. If they occur, such impairment charges are recorded as a component of cost of revenues in the consolidated statements of operations.

Prior to initial regulatory approval, the Company expenses costs relating to the production of inventory as research and development expenses when incurred. After such time as the product receives initial regulatory approval, the Company capitalizes inventory costs related to the product.

Inventory is included in “Other current assets” and “Other assets” on the accompanying consolidated balance sheets.

(G) Property and Equipment

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

(H) Investments

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

(I) Intangible Assets, Net

Finite-lived intangible assets are recorded at cost, net of accumulated amortization, and, if applicable, impairment charges. Amortization of finite-lived intangible assets is recorded over the assets’ estimated useful lives on a straight-line basis or based on the pattern in which economic benefits are consumed, if reliably determinable. The Company reviews its finite-lived intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. See Note 5, “Intangible Assets.”

(J) Fair Value Measurements

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 4, “Investments”); liability instruments issued, including the Roivant Warrants and Earn-Out Shares (each as defined in Note 8, “Business Combination with MAAC”) liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 8, “Business Combination with MAAC”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 4, “Investments”), and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 8, “Business Combination with MAAC”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

(K) Research and Development Expenses

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

(L) Acquired In-Process Research and Development Expenses

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

(M) Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation, and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new drug candidates as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of marketing programs, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.

(N) Leases

The Company determines if an arrangement includes a lease at the inception of the agreement. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities”, and “Operating lease liabilities, noncurrent” on the accompanying consolidated balance sheets. Finance leases are included in “Property and equipment, net”, “Other current liabilities”, and “Other liabilities” on the accompanying consolidated balance sheets. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the expected lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate. The Company’s incremental borrowing rates are determined based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Lease expense for the Company’s leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

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

(O) Income Taxes

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

(P) Share-Based Compensation

Share-based awards to employees, directors, and consultants, including stock options, restricted stock units, performance options and capped value appreciation rights, are measured at fair value on the date of the grant and that fair value is recognized as share-based compensation expense in the Company’s consolidated statements of operations over the requisite service period of the respective award. The estimated fair value of awards that contain performance conditions is expensed when the Company concludes that it is probable that the performance condition will be achieved. The Company may grant awards with graded-vesting features. When such awards have only service vesting requirements, the Company elected to record share-based compensation expense on a straight-line basis. If awards with graded-vesting features contain performance or market conditions, then the Company records share-based compensation expense using the accelerated attribution method.

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

(Q) Foreign Currency

Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date and their results of operations are translated using average exchange rates for the year. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are included in “Other income, net” in the Company’s statements of operations.

(R) Revenue Recognition

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

(a)
Prompt Pay and Cash Pay Discounts: The Company generally provides invoice discounts on product sales to its customers for prompt payment and/or cash payment. The Company estimates the amount of such discounts that will be utilized and deducts the amount from its gross product revenues and accounts receivable at the time such revenues are recognized.

(b)
Customer Fees: The Company pays fees to its customers for account management, data management, and other administrative services. To the extent the services received are distinct from sales of products to the customer, the Company records these payments in selling, general and administrative expenses.

(c)
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

(d)
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

(e)
Co-payment Assistance: The Company offers co-payment assistance to patients. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

(f)
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

License, Milestone and Other Revenue

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

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of March 31, 2023 and 2022. Trade receivables, net is included in “Other current assets” on the accompanying consolidated balance sheets.

(S) Cost of Revenues

Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs. Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of product revenues through March 31, 2023 is included in “Cost of revenues” on the accompanying consolidated statements of operations.

(T) Warrant Liabilities

The Company classifies the Roivant Warrants (as defined in Note 8, “Business Combination with MAAC”) as liabilities. At the end of each reporting period, changes in fair value during the period are recognized within the consolidated statements of operations. The Company will continue to adjust the carrying value of the liability associated with the Roivant Warrants for changes in the fair value until the earlier of a) the exercise or expiration of the Roivant Warrants or b) the redemption of the Roivant Warrants. Issuance costs incurred that were attributable to the Roivant Warrants were expensed as incurred.

(U) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the year ended March 31, 2023.

(V) Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise disclosed above, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its consolidated financial statements and disclosures.

Note 3—Revenue

(A) Product Revenue, Net

The Company’s product revenue, net relates entirely to the sale of VTAMA in the United States. The Company began generating product revenue, net from sales of VTAMA in the United States following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. The Company records product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales.

(B) License, Milestone and Other Revenue

Proteovant

In February 2022, Proteovant Therapeutics, Inc. (“Proteovant”) entered into a collaboration agreement with Blueprint Medicines pursuant to which the parties will jointly research and advance up to two novel protein degrader compounds into development candidates, as well as up to two additional novel protein degrader target programs as may be mutually agreed to by the Blueprint Medicines and Proteovant (each a target program). Under the terms of the collaboration agreement, Proteovant received a nonrefundable, upfront payment of $20.0 million in March 2022 and will be eligible to receive up to an additional $632.0 million in contingent milestone payments including specified research, development, regulatory and commercialization milestones and tiered percentage royalties on a licensed product-by-licensed product basis ranging from the mid- to high-single digits on net sales on the first two target programs, subject to adjustment in specified circumstances. If Proteovant opts-in to the second target program (the “Opt-In Right”), the parties will jointly develop and commercialize such compounds and will split profits and losses of that program equally in the United States along with global development costs. Additionally, development and regulatory milestone payments for the second target or opt-in target program will be reduced, and Proteovant will only be eligible to receive commercialization milestone payments and royalties on ex-United States sales of products relating to such target program. In addition, the parties may jointly extend the collaboration, with the same structure and financial terms, for up to two additional target programs through additional funding by Blueprint Medicines and Proteovant’s Opt-In Right would extend to the second of such additional target programs.

Proteovant will be performing research and development activities throughout the period until Blueprint Medicines can exercise its option to obtain a worldwide, exclusive license to develop and commercialize any licensed compound, subject to Proteovant’s Opt-In Right. Proteovant initially recorded the $20.0 million upfront payment as deferred revenue on the accompanying consolidated balance sheets and is recognizing it as revenue as the services are provided over the development period.

Covant

In March 2023, Covant Therapeutics Operating, Inc. (“Covant”) entered into a collaboration and license agreement with Boehringer Ingelheim International, GmbH (“BI”). Under the terms of the collaboration and license agreement, Covant will conduct discovery work on RNA-specific adenosine deaminase 1 (“ADAR1”) targeting and modulating compounds and BI will receive an exclusive, royalty-bearing, worldwide transferable, sublicensable license to exploit Covant’s ADAR1 binding compounds and/or resulting products worldwide. In exchange, Covant will receive a nonrefundable, upfront payment of $10.0 million and will be eligible to receive up to an additional $471.0 million in contingent milestone payments including specified research, development, regulatory, and commercialization milestones; and tiered royalties on global sales.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of March 31, 2023 and 2022, the most significant of these were our investments in Datavant and Arbutus, which are accounted for using the fair value option.

Following an equity raise completed by Datavant Holdings, Inc. (“Datavant”) along with a restructuring of Datavant’s equity classes in April 2020, the Company deconsolidated Datavant. In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake in Ciox Parent. As a result of the transaction, the Company recognized a gain on sale of investment of $443.8 million in the accompanying consolidated statements of operations for the year ended March 31, 2022. The fair value of the Company’s investment in Datavant was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 17, “Fair Value Measurements” for more information.

Additionally, the Company holds an investment in Arbutus in the form of  38,847,462 common shares of Arbutus.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Summarized Equity Method Investment Details

Details regarding our significant equity method investments are as follows:

	Ownership %				Aggregate Fair Value (in millions)
	March 31, 2023		March 31, 2022		March 31, 2023	March 31, 2022

Datavant	17	%(1)	17	%(1)	$178.6	$193.9
Arbutus	24%		26%		$117.7	$115.8

(1)
The ownership percentage represents the Company’s equity interest in the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. Refer above for additional information regarding investment.

The Company recognized unrealized losses (gains) on its significant equity method investments in the accompanying consolidated statements of operations as follows:

	Unrealized Loss (Gain) on Investment (in millions)
	Years Ended March 31,
	2023	2022
Datavant	$15.4	$30.2
Arbutus	$(1.9)	$13.6

Summarized consolidated financial information of Datavant, reported on a one quarter lag, is as follows (in thousands):

	Twelve Months Ended December 31,
	2022	2021
Revenue	$873,435	$727,926
Gross profit	$354,561	$305,244
Net loss	$(190,243)	$(92,486)

Summarized consolidated financial information of Arbutus is as follows (in thousands):

	Twelve Months Ended March 31,
	2023	2022
Revenue	$33,125	$21,456
Loss from operations	$(71,895)	$(68,820)
Net loss	$(70,030)	$(75,631)

Note 5—Intangible Assets

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	Remaining Weighted Average Estimated Useful Lives (in years)	March 31, 2023
Gross amount	15.6	$152,629
Less: accumulated amortization		(7,748)
Net book value		$144,881

The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Amortization expense was $7.5 million for the year ended March 31, 2023 and was recorded as part of “Cost of revenues” in the accompanying consolidated statement of operations. Future amortization expense is approximately $9.3 million for each of the years ending from March 31, 2024 through March 31, 2028 and $98.4 million thereafter.

Note 6—Asset Acquisitions and License Agreements

During the years ended March 31, 2023 and 2022, the Company, directly or indirectly through Vants, completed the following key asset acquisitions and license agreements. The Company evaluated the below agreements and determined that the acquired assets did not meet the definition of a business as substantially all the fair value of the assets acquired were concentrated in a single asset or group of similar assets and/or the acquired assets were not capable of producing outputs due to the lack of an assembled workforce and early stage of development and thus, each transaction was accounted for as an asset acquisition.

The Company then evaluated whether each in-process research and development asset had an alternative future use and concluded it did not. As a result, the Company recorded the consideration attributable to in-process research and development under the below agreements as acquired in-process research and development expense in the accompanying consolidated statements of operations for the years ended March 31, 2023 and 2022.

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

Hemavant

In November 2021, Hemavant Sciences GmbH (“Hemavant”), a wholly owned subsidiary of the Company, entered into a license agreement with Eisai Co., Ltd. (“Eisai”) (the “Eisai License Agreement”). Pursuant to the Eisai License Agreement, Eisai granted Hemavant (i) an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents and know-how and (ii) a non-exclusive, worldwide, sublicensable, royalty-bearing license under certain additional patents, know-how and inventions, in each case, to develop, manufacture and commercialize the compound known as RVT-2001 and products incorporating RVT-2001 for all human and animal uses. In exchange for the rights, the Company made an upfront payment to Eisai consisting of $8.0 million in cash and the issuance of $7.0 million in shares of the Company’s common stock at an agreed price of $8.00 per share. Hemavant may also be obligated to pay up to a maximum of $65.0 million in development and regulatory milestone payments (with respect the product for the first indication) and up to a maximum of $18.0 million in payments (with respect to the product for each additional indication) and up to a maximum of $295.0 million in commercial milestone payments. Hemavant may also be obligated to pay a tiered high single-digit to sub-teens royalty, subject to certain customary reductions, on net sales of licensed products.

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

Telavant

In November 2022, Telavant, Inc. (“Telavant”) entered into a license and collaboration agreement with Pfizer, Inc. (“Pfizer”), pursuant to which Pfizer granted Telavant an exclusive license to RVT-3101, a fully human monoclonal antibody targeting TL1A. Under the license, Telavant will be responsible for funding the worldwide development of RVT-3101 in ulcerative colitis and in additional inflammatory and fibrotic diseases and holds commercialization rights in the U.S. and Japan. Pfizer will maintain commercialization rights and rights to revenue outside of the U.S. and Japan. At closing, the Company contributed $45.0 million in cash to Telavant and committed to contribute or raise additional capital that is non-dilutive to Pfizer.

In addition, Pfizer granted Telavant an exclusive option to collaborate with Pfizer on the p40/TL1A directed bispecific antibody PF-07261271, which recently entered Phase 1. The option provides Telavant the right to enter into an agreement prior to Phase 2 for global development of the antibody with a 50/50 cost share as well as co-commercialization with Pfizer.

The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $87.7 million, primarily consisting of preferred stock issued to Pfizer, which represents a dilution-protected 25% equity interest in Telavant. The acquired rights, which included the licensed rights, starting materials and in-process inventory, and the exclusive option to collaborate with Pfizer on p40/TL1A directed bispecific antibody PF-07261271, represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $87.7 million as acquired in process research and development expense in the accompanying consolidated statements of operations for the year ended March 31, 2023.

Telavant is obligated to pay a mid-single-digit royalty on aggregate net sales of its licensed products in Telavant’s territory.

Note 7—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at March 31, 2023 and 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022

Prepaid expenses	$60,827	$53,370
Trade receivables, net	30,379	3,878
Restricted cash	5,011	3,903
Inventory	2,761	—
Income tax receivable	2,356	2,854
Other	20,440	22,118
Total other current assets	$121,774	$86,123

(B) Accrued Expenses

Accrued expenses at March 31, 2023 and 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022

Research and development expenses	$76,278	$66,188
Compensation-related expenses	55,186	44,262
Sales allowances	17,569	—
Other expenses	18,096	17,081
Total accrued expenses	$167,129	$127,531

(C) Other Current Liabilities

Other current liabilities at March 31, 2023 and 2022 consisted of the following (in thousands):

	March 31, 2023	March 31, 2022

Deferred revenue	$12,444	$10,147
Income tax payable	542	708
Other	2,090	—
Total other current liabilities	$15,076	$10,855

Note 8—Business Combination with MAAC

On September 30, 2021 (the “Closing Date”), in accordance with the Business Combination Agreement, as amended (the “Business Combination Agreement”), RSL completed its business combination (the “Business Combination”) with MAAC, through the merger of RSL’s wholly owned subsidiary, Rhine Merger Sub, Inc., with MAAC (the “Merger”), with MAAC surviving the Merger as a wholly owned subsidiary of RSL. As MAAC does not represent a business for accounting purposes and its primary asset represents cash and cash equivalents, the Business Combination was treated as an equity contribution in exchange for the issuance of RSL shares. The net assets of MAAC were stated at historical cost, with no goodwill or other intangible assets recorded. Reported amounts from operations included herein prior to the Business Combination are those of RSL.

On the Closing Date prior to the effective time of the Merger (the “Effective Time”), RSL effected a 2.9262-for-1 stock subdivision based on the fixed exchange ratio established in the Business Combination. The shares, equity awards and net loss per share available to holders of the Company’s common stock prior to the Business Combination have been retroactively restated to reflect the fixed exchange ratio.

In accordance with the terms of the Business Combination Agreement, at the Effective Time:

(a)
each share of MAAC Class A common stock (the “MAAC Class A Shares”) and each share of MAAC Class B common stock (the “MAAC Class B Shares”) that were outstanding immediately before the Effective Time (other than treasury shares and any shares held by Patient Square Capital LLC (the “MAAC Sponsor”), any affiliate of the MAAC Sponsor or any of MAAC’s independent directors (the “MAAC Independent Directors”) or its transferee) were automatically canceled and extinguished and converted into one common share of RSL (the “Roivant Common Share”),

(b)
each MAAC Class B Share that was outstanding immediately before the Effective Time and held by the MAAC Sponsor, any affiliate of the MAAC Sponsor or any of the MAAC Independent Directors or its transferee were automatically canceled and extinguished and converted into a number of Roivant Common Shares based on an exchange ratio of 0.75, with a portion of such Roivant Common Shares issued to the MAAC Sponsor, any affiliate of the MAAC Sponsor, any MAAC Independent Director or its transferee by virtue of the Merger being subject to the vesting and other terms and conditions set forth in the Sponsor Support Agreement (as more fully described below),

(c)
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

In connection with the Business Combination and PIPE Financing, the Company received $213.4 million in cash at closing (the “Closing”), net of deferred underwriting expenses and unpaid expenses incurred by MAAC in connection with the transaction. The Company incurred $24.4 million in costs directly related to the Business Combination and PIPE Financing, such as banker fees and costs associated with third-party legal, accounting and other professional services. Upon Closing, these costs, which had been capitalized on the Company’s consolidated balance sheet were recorded as a reduction of additional paid-in capital with the exception of $7.4 million, which were expensed as they represent the allocation of the transaction costs associated with the Roivant Warrants and Earn-Out Shares (as defined below) liabilities. Transaction costs were allocated to the Roivant Warrants and Earn-Out Shares liabilities based on the fair value of such instruments out of the total consideration.

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

(a)
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

(b)
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

(c)	The remaining number of Roivant Common Shares issued to the MAAC Sponsor and each MAAC Independent Director are not subject to the vesting conditions described above (the “Retained Shares”).

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s consolidated statements of operations. As of March 31, 2023, no Earn-Out Shares have vested.

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

The lock-up period applicable to Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors as of immediately following the Closing will be (i) with respect to 25% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, six months following the Closing, which expired on March 30, 2022, (ii) with respect to an additional 25% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, the earlier of twelve months following the achievement of certain price-based vesting restrictions or six years from the Closing and (iii) with respect to 50% of the Roivant Common Shares held by the MAAC Sponsor and MAAC Independent Directors, thirty-six months following the Closing.

The Roivant Common Shares underlying warrants held by the MAAC Sponsor as of immediately following the Closing will be subject to a corresponding lock-up period for (a) with respect to 25% of such warrants held by the MAAC Sponsor, six months from the Closing, which expired on March 30, 2022, (b) with respect to an additional 25% of such warrants held by the MAAC Sponsor, twelve months from Closing, which expired on September 30, 2022, and (c) with respect to 50% of such warrants held by the MAAC Sponsor, thirty-six months from the Closing.

The lock-up period applicable to Roivant Common Shares held by certain Roivant equityholders as of immediately following the Closing (including those underlying incentive equity awards) will be (x) with respect to 25% of the Roivant Common Shares held by such Roivant equityholders (including those underlying incentive equity awards), six months following the Closing, which expired on March 30, 2022, (y) with respect to an additional 25% of the Roivant Common Shares held by such Roivant equityholders (including those underlying incentive equity awards), twelve months following the Closing, which expired on September 30, 2022, and (z) with respect to 50% of the Roivant Common Shares (including those underlying incentive equity awards) held by such Roivant equityholders, thirty-six months following the Closing.

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

The Roivant Warrants require liability classification and are classified as “Liability instruments measured at fair value” on the consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s consolidated statements of operations. As of March 31, 2023, 60,021 Public Warrants have been exercised and none redeemed.

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

For these purposes, “fair market value” of Roivant Common Shares shall mean the volume-weighted average price of common shares for the 10 trading days immediately following the date on which the notice of redemption is sent to warrantholders. In no event will the Roivant Warrants be exercisable in connection with this redemption feature for more than 0.361 Roivant Common Shares per Roivant Warrant (subject to adjustment).

Note 9—Long-Term Debt

Dermavant

Funding Agreement with NovaQuest

In connection with Dermavant’s acquisition of tapinarof from GSK pursuant to the GSK Agreement, Dermavant and NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018.

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $29.4 million as of March 31, 2023.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of March 31, 2023 and 2022, the fair value of the debt was $207.6 million and $177.4 million, respectively. Refer to Note 17, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	March 31, 2023	March 31, 2022
Fair value of long-term debt	$207,640	$177,400
Less: current portion	(26,940)	—
Total long-term debt, net	$180,700	$177,400

Credit Facility with XYQ Luxco

In May 2021, Dermavant entered into a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of March 31, 2023. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	March 31, 2023	March 31, 2022
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(10,170)	(12,375)
Total debt, net	34,830	32,625
Less: current portion	—	—
Total long-term debt, net	$34,830	$32,625

Annual maturities, including the exit fee, of outstanding debt obligations to XYQ Luxco as of March 31, 2023 are as follows (in thousands):

Years Ending March 31,
2024	$—
2025	—
2026	—
2027	45,000
2028	—
Thereafter	—
Total	$45,000

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

The RIPSA carrying balance was as follows (in thousands):

March 31, 2023
Carrying balance	$178,571
Less: unamortized issuance costs	(4,806)
Total debt, net	173,765
Less: current portion	(13,780)
Total long-term debt, net	$159,985

Note 10—Related Party Transactions

Sumitomo Pharma Co., Ltd.

In May 2021, the Company entered into an Asset Purchase Agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and its subsidiary Sumitomo Pharmaceuticals (Suzhou) Co., Ltd. (“SPC”) (the “Asset Purchase Agreement”). The transactions contemplated by the Asset Purchase Agreement closed in June 2021. Pursuant to the Asset Purchase Agreement: (i) Sumitomo terminated all of its existing options to acquire the Company’s equity interests in certain of its subsidiaries (the “Sumitomo Options”); (ii) the Company transferred and assigned to SPC all of its intellectual property, development and commercialization rights for (a) lefamulin in Mainland China, Taiwan, Hong Kong, and Macau (collectively “Greater China”), (b) vibegron in Mainland China, (c) rodatristat ethyl in Greater China and South Korea and (d) RVT-802 in Greater China and South Korea; (iii) Sumitomo agreed to pay the Company $5.0 million in cash; and (iv) Sumitomo entered into an agreement with the Company to pursue future collaborations with Genevant Sciences Ltd. (“Genevant”). The Company received the cash payment, net of certain withholding taxes, in August 2021. The Company recorded a gain on the termination of the Sumitomo Options of $66.5 million, consisting of the fair value of the Sumitomo Options on the date of termination and the cash payment, in the accompanying consolidated statements of operations for the year ended March 31, 2022.

Note 11—Discontinued Operations

In March 2023, Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo, completed its acquisition of Myovant Sciences Ltd. (“Myovant”), pursuant to an agreement by which Sumitovant acquired all outstanding shares of Myovant not already owned by Sumitovant for $27.00 per share in cash (the “Myovant Transaction”). Shortly prior to the closing of the Myovant Transaction, RSL received 4,243,005 common shares of Myovant (the “Myovant Top-Up Shares”) from Sumitovant. RSL was entitled to the Myovant Top-Up Shares pursuant to the December 2019 transaction with Sumitomo (the “Sumitomo Transaction”) that included, among other things, the transfer of RSL’s ownership interest in five Vants—Myovant, Urovant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd., and Spirovant Sciences Ltd.—to Sumitovant. The Sumitomo Transaction was presented as discontinued operations during the year ending March 31, 2020, and the right to receive the Myovant Top-Up Shares was treated as a contingent consideration upon a sale of the business and accounted for as a gain contingency.

As part of the Myovant Transaction, the Myovant Top-Up Shares were subsequently acquired back by Sumitovant for $27.00 per share. The total amount received of $114.6 million was recorded as gain on sale of common shares of Myovant and presented as “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the year ended March 31, 2023.

In the accompanying consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The cash flow item from discontinued operations was as follows (in thousands):

Year Ended March 31, 2023
Gain on recovery of contingent consideration	$(114,561)
Proceeds from sale of Myovant Top-Up Shares	$114,561

Note 12—Shareholders’ Equity

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

As of March 31, 2023, the Company had $400.0 million of remaining capacity available under the ATM Facility.

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

(C) Underwritten Public Offerings of Common Shares

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

In February 2023, the Company completed an underwritten public offering of 30,666,665 common shares of RSL (including 3,999,999 common shares issued and sold upon the full exercise of the underwriters’ option to purchase additional shares) at a price to the public of $7.50 per share. Net proceeds to the Company were approximately $216.9 million after deducting underwriting discounts and commissions and offering expenses.

(D) Disposal of Cytovant

In July 2022, the Company exited its operations in Cytovant Sciences HK Limited (“Cytovant”) by transferring all of its equity interest to certain investors holding Series A-1 preference shares of Cytovant in exchange for nominal consideration. As a result of this transaction, the Company deconsolidated Cytovant and recorded a gain on deconsolidation of $16.8 million, primarily as a result of relieving its redeemable noncontrolling interest, in the accompanying consolidated statements of operations for the year ended March 31, 2023.

(E) Consolidated Vant Equity Transactions

Immunovant

In October 2022, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), completed an underwritten public offering of 12,500,000 shares of its common stock (including 416,667 shares of common stock purchased by RSL) at a price to the public of $6.00 per share, for net proceeds to Immunovant of approximately $70.2 million after deducting underwriting discounts and commissions and offering expenses.

Proteovant

In July 2021, Proteovant Sciences, Inc. collected the subscription receivable relating to the second $100.0 million payment due under a subscription agreement entered into with SK, Inc. (“SK”) in December 2020 pursuant to which SK agreed to make a $200.0 million equity investment in Proteovant Sciences, Inc., representing an ownership interest of 40.0% on the closing date.

Note 13—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”), and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (the “2015R Plan”) (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. Since the effective date of the RSL 2021 EIP, no further stock awards have been or will be made under the RSL 2015 EIP. Additionally, no further stock awards will be made under the 2015R Plan. As of March 31, 2023, 104,048,798 of the Company’s common shares were reserved for issuance under the RSL 2021 EIP. The number of common shares reserved for issuance under the RSL 2021 EIP will automatically increase on April 1 of each year by an amount equal to the lesser of (i) 5% of the common shares outstanding as of the last day of the immediately preceding fiscal year and (ii) such number of common shares as determined by our board of directors in its discretion. The RSL 2021 EIP has a ten-year term. The Company’s employees, directors, and consultants are eligible to receive incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards under the RSL 2021 EIP. At March 31, 2023, a total of 10,875,197 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the year ended March 31, 2023 is as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2022	80,364,904	$11.37	5.50	$1,899
Granted	74,708,623	$3.85
Exercised	(332,073)	$5.83
Forfeited/Canceled	(469,663)	$9.71
Options outstanding at March 31, 2023	154,271,791	$7.75	6.70	$280,171
Options exercisable at March 31, 2023	64,915,881	$11.55	4.05	$15,574

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable options and the fair value of the Company’s common stock at March 31, 2023. At March 31, 2023, total unrecognized compensation expense related to non-vested stock options and performance stock options was approximately $228.2 million and is expected to be recognized over a weighted-average period of approximately 2.87 years.

At March 31, 2023 and 2022, there were 64,915,881 and 39,236,351 vested stock options and performance stock options, respectively. Vesting for performance stock options was subject to a liquidity event vesting requirement in addition to time-based service requirements. The liquidity event vesting requirement was met upon closing of the Business Combination on September 30, 2021.

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes closed form option-pricing model applying the weighted average assumptions in the following table. No performance stock options were granted during the years ended March 31, 2023 and 2022.

	Years Ended March 31,
Assumptions	2023	2022
Expected stock price volatility	85.95%	81.70%
Expected risk free interest rate	2.89%	1.13%
Expected term, in years	6.25	6.25
Expected dividend yield	—%	—%

Additional information regarding stock options and performance stock options is set forth below (in thousands, except per share data).

	Years Ended March 31,
	2023	2022
Intrinsic value of options exercised	$972	$89
Grant date fair value of options vested	$165,702	$210,487
Weighted-average grant date fair value per share of stock options granted	$2.86	$6.85

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the year ended March 31, 2023 is as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2022	21,956,749	$10.63
Granted	11,322,957	$4.23
Vested	(6,880,673)	$9.82
Forfeited	(5,698,245)	$6.95
Non-vested balance at March 31, 2023	20,700,788	$8.30

The total fair value of restricted stock units and performance stock units vested during the years ended March 31, 2023 and 2022 was $67.6 million and $59.3 million, respectively. Vesting for both restricted stock units and performance stock units was subject to a liquidity event vesting requirement. Restricted stock units vest upon the achievement of time-based service requirements. The vesting of performance stock units requires that certain performance conditions are achieved during the performance period and is subject to continued service requirements.

At March 31, 2023, total unrecognized compensation expense related to non-vested restricted stock units and performance stock units was approximately $125.3 million. Unrecognized compensation expense relating to restricted stock units and performance stock units that are deemed probable of vesting is expected to be recognized over a weighted-average period of approximately 2.66 years.

Capped Value Appreciation Rights

March 2020 CVAR Grants

In March 2020, the Company granted capped value appreciation rights (“CVARs”) that will pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. For CVARs with the lower hurdle price of $6.40, in the event the fair market value of a common share is greater than $6.40 per share but less than $9.20 per share as of the relevant date of determination (the “Knock-In Condition”), this award of CVARs will remain outstanding unless and until the knock-in condition is satisfied as of any applicable monthly measurement date thereafter before the expiration date of the CVARs. On March 30, 2022, the Company amended the outstanding CVARs that were granted in March 2020. Pursuant to the amendment, in the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the applicable hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date. This amendment was accounted for as a modification and resulted in an aggregate of approximately $16.9 million of incremental fair value. Incremental fair value associated with CVARs that did not require further service for vesting was recognized in full on March 30, 2022. The Company will recognize the incremental fair value for CVARs that require future service for vesting over the remaining requisite service period.

Activity for CVARs under the RSL 2015 EIP for the year ended March 31, 2023 is as follows:

	Number of CVARs	Weighted Average Grant Date Fair Value
Non-service-vested CVARs balance at March 31, 2022	13,798,086	$1.25
Granted	—	$—
Service-vested	(11,982,645)	$1.39
Forfeited	—	$—
Non-service-vested CVARs balance at March 31, 2023	1,815,441	$1.19

At March 31, 2023 and 2022, there were 30,196,555 and 18,213,910 service-vested CVARs, respectively. The hurdle price and/or, if applicable, Knock-In Condition was not satisfied for these service-vested CVARs and as such they remain outstanding. The total fair value of CVARs that service-vested during the year ended March 31, 2023 and 2022 was $16.7 million and $22.3 million, respectively.

At March 31, 2023, total unrecognized compensation expense related to non-service-vested CVARs was approximately $0.4 million and is expected to be recognized over a weighted-average period of approximately 0.74 years.

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

Activity for CVARs under the RSL 2021 EIP for the year ended March 31, 2023 is as follows:

	Number of CVARs	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2022	6,285,250	$4.95
Granted	—	$—
Vested	(2,627,636)	$4.93
Forfeited	(434,969)	$5.51
Non-vested balance at March 31, 2023	3,222,645	$4.89

The total fair value of CVARs that vested during the year ended March 31, 2023 was $13.0 million. None of the CVARs granted in November 2021 were vested at March 31, 2022.

At March 31, 2023, total unrecognized compensation expense related to non-vested CVARs was approximately $5.2 million and is expected to be recognized over a weighted-average period of approximately 2.13 years.

Separation Agreement with former Chairman
In February 2023, the Company entered into a Separation and Mutual Release Agreement with its former Chairman. Pursuant to the terms of this agreement,  all non-vested performance stock options were accelerated and deemed fully vested, and the time-based service requirement for all non-vested CVARs was accelerated and deemed satisfied, in each case as of the separation date. Share-based compensation expense included in SG&A expense for the year ended March 31, 2023 includes a reversal of expense of $20.8 million related to the modification of these awards.

(B) Employee Stock Purchase Plan

In September 2021, the Company adopted the Roivant Sciences Ltd. Employee Stock Purchase Plan (the “RSL ESPP”), which provides eligible employees, as defined by the RSL ESPP, the opportunity to purchase stock under the RSL ESPP at a price equal to 85% of the lower of the closing price on (i) the first trading day, or (ii) the last trading day of each offering period. Contributions under the RSL ESPP are limited to a maximum of 15% of an employee’s base salary during the offering period and an annual maximum of $25 thousand. The Company opened enrollment in August 2022 for a three-month initial offering period, beginning October 2022, with additional six-month offering periods following thereafter.

As of March 31, 2023, 111,519 common shares have been purchased and issued under the RSL ESPP. Share-based compensation expense recorded was approximately $0.3 million for the year ended March 31, 2023.

(C) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $49.0 million and $47.4 million for the years ended March 31, 2023 and 2022, respectively, related to subsidiary EIPs. At March 31, 2023, total unrecognized compensation expense related to subsidiary equity was approximately $150.3 million.

Note 14—Income Taxes

The loss before income taxes and the related (benefit)/expense are as follows (in thousands):

	Years Ended March 31,
	2023	2022
Loss before income taxes:
Bermuda(1)	$(48,547)	$390,831
United States	(444,407)	(747,953)
Switzerland	(728,124)	(544,870)
Other	(3,756)	(21,755)
Total income from continuing operations before income taxes	$(1,224,834)	$(923,747)

(1)	Primarily entities which are centrally managed and controlled in the United Kingdom

	Years Ended March 31,
	2023	2022
Current taxes:
Bermuda	$—	$—
United States	5,312	(223)
Switzerland	—	—
Other	(122)	592
Total current tax expense	$5,190	$369
Deferred taxes:
Bermuda	$—	$—
United States	—	—
Switzerland	—	—
Other	—	—
Total deferred tax benefit	$—	$—
Total income tax expense	$5,190	$369

A reconciliation of income tax provision/(benefit) computed at the Bermuda statutory rate to income tax expense reflected in the consolidated financial statements is as follows (in thousands, except percentages):

	Year Ended		Year Ended
	March 31, 2023		March 31, 2022
Income tax benefit at Bermuda statutory rate	$—	—%	$—	—%
Foreign rate differential(1)	(208,440)	17.02%	(179,000)	19.38%
Permanent disallowed IPR&D	17,714	(1.45)%	15,347	(1.66)%
Tax-effect of changes in the fair value of investments and loss from equity method investment	4,118	(0.34)%	15,169	(1.64)%
Nontaxable gain on sale of investment	—	—%	(84,313)	9.13%
Nontaxable gain on deconsolidation of business	(2,378)	0.19%	(958)	0.10%
Nondeductible executive compensation	20,558	(1.68)%	25,973	(2.81)%
Tax deficiencies (excess tax benefits) from share-based compensation	3,311	(0.27)%	12,918	(1.40)%
Other permanent adjustments	13,314	(1.09)%	10,912	(1.18)%
Research tax credits	(14,487)	1.18%	(10,113)	1.09%
Valuation allowance	157,197	(12.83)%	205,811	(22.28)%
Tax rate changes	2,771	(0.22)%	(2,444)	0.26%
Other	11,512	(0.93)%	(8,933)	0.97%
Total income tax expense	$5,190	(0.42)%	$369	(0.04)%

(1)	Primarily related to operations in the United States, Switzerland, the United Kingdom, and other jurisdictions with statutory tax rates different than the Bermuda rate.

The Company’s effective tax rates for the years ended March 31, 2023 and 2022 was (0.42)% and (0.04)%, respectively, driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2023 and 2022 are as follows (in thousands):

	March 31, 2023	March 31, 2022
Deferred tax assets
Research tax credits	$37,559	$27,155
Intangible assets	52,857	61,544
Capitalized research and development	37,252	—
Net operating loss	422,613	312,749
Share-based compensation	105,343	93,177
Lease liabilities	15,521	15,406
Other assets	25,959	20,651
Subtotal	697,104	530,682
Valuation allowance	(674,517)	(512,736)
Deferred tax liabilities
Depreciation	(1,798)	(1,397)
Right-of-use assets	(12,959)	(12,661)
Other liabilities	(7,830)	(3,888)
Total deferred tax assets/(liabilities)	$—	$—

The Company has Federal net operating losses in Switzerland, the United States, the United Kingdom and other jurisdictions in the amount of $2,626.5 million, $231.1 million, $63.8 million, and $67.7 million, respectively. The Switzerland net operating losses will expire in varying amounts between March 31, 2025 and March 31, 2030. The United States net operating losses can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021, while the United Kingdom and other net operating losses can be carried forward indefinitely as well, with an annual limitation on utilization. The Company has generated net operating losses from United States state and local jurisdictions in the amount of $94.2 million which will expire in varying amounts between March 31, 2038 and March 31, 2043. The Company has generated $37.6 million of research tax credit carryforwards primarily in the United States and Canada, which will expire in varying amounts between March 31, 2037 and March 31, 2043.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $674.5 million as of March 31, 2023, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the period April 1, 2022 through March 31, 2023, the valuation allowance increased by $161.8 million, primarily as a result of corresponding increases in our global net operating losses, as well as increased costs related to share-based compensation. The amount of the deferred tax asset considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the amount, if any, required for a valuation allowance.

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

The Company is subject to tax and is required to file United States, United Kingdom, and Switzerland federal income tax returns, as well as income tax returns in various state, local, and foreign jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2018 and forward in major taxing jurisdictions. Tax audits and examinations can involve complex issues, interpretations, and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however, the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.

The Company’s unrecognized tax benefit activity during the years ended March 31, 2023 and 2022 was not material to the Company’s consolidated financial statements. No interest and penalties related to unrecognized tax benefits were recorded as of March 31, 2023 or March 31, 2022.

Note 15—Leases

The Company’s leases consist primarily of real estate leases, including those entered into by certain wholly owned and majority-owned or controlled subsidiaries of RSL.

The components of operating lease expense for the Company were as follows (in thousands):

	Years Ended March 31,
	2023	2022
Operating lease cost	$12,045	$13,649
Short-term lease cost	1,623	326
Variable lease cost	2,151	1,227
Total operating lease cost	$15,819	$15,202

The components of finance lease expense for the Company were as follows (in thousands):

Year Ended March 31, 2023
Amortization of right-of-use assets	$454
Interest on lease liabilities	102
Total finance lease cost	$556

Information related to the Company’s lease right-of-use assets and lease liabilities was as follows (in thousands, except periods and percentages):

	During the Year Ended March 31,
	2023	2022
Operating leases:
Cash paid for operating lease liabilities	$13,109	$14,403
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$4,224	$6,035
Finance leases:
Operating cash flows from finance leases	$61	$—
Financing cash flows from finance leases	$692	$—
Finance lease right-of-use assets obtained in exchange for finance lease liabilities	$6,338	$—

	March 31, 2023	March 31, 2022
Weighted average remaining lease term (in years)
Operating leases	8.4	9.0
Finance leases	3.1	—
Weighted average discount rate
Operating leases	7.9%	7.0%
Finance leases	8.3%	—%

Amounts recognized in the accompanying consolidated balance sheets related to the finance leases were as follows (in thousands):

	Balance Sheet Classification	March 31, 2023
Finance lease right-of-use assets	Property and equipment, net	$5,885
Finance lease liabilities, current	Other current liabilities	$2,090
Finance lease liabilities, non-current	Other liabilities	$3,574

As of March 31, 2023, maturities of lease liabilities were as follows (in thousands):

Years Ending March 31,	Operating leases	Finance leases
2024	$13,588	$2,199
2025	11,425	2,119
2026	10,279	1,730
2027	9,488	252
2028	9,515	168
Thereafter	43,107	—
Total lease payments	97,402	6,468
Less: present value adjustment	(27,021)	(804)
Less: tenant improvement allowance	(5,212)	—
Total lease liabilities	$65,169	$5,664

Note 16—Commitments and Contingencies

(A) Commitments

Long-Term Debt

The Company is obligated to make contractual payments related to its long-term debt. Refer to Note 9, “Long-Term Debt” for further information.

Lease Commitments

The Company has leases, consisting primarily of real estate leases. Refer to Note 15, “Leases” for further information.

Other Commitments

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of March 31, 2023, the minimum purchase commitment related to these agreements is estimated to be approximately $38.0 million.

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of March 31, 2023, the minimum purchase commitment related to this agreement is estimated to be approximately $33.3 million.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of March 31, 2023, the remaining minimum payments for this software subscription are $30.0 million.

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

Immunovant Securities Litigation

In February 2021, a putative securities class action complaint was filed against Immunovant and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired Immunovant’s securities from October 2, 2019 and February 1, 2021. The complaint alleged that Immunovant and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. In December 2021, the U.S. District Court appointed a lead plaintiff. In March 2022, the lead plaintiff filed an amended complaint adding both (i) the Company and (ii) Immunovant’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a putative class consisting of those who purchased or otherwise acquired Immunovant’s securities pursuant and/or traceable to Immunovant’s follow-on public offering on or about September 2, 2020. In February 2023, after further briefing on the amended complaint the U.S. District Court issued an order permitting the lead plaintiff to file a second amended complaint. That second amended complaint was filed in March 2023. The defendants’ motions to dismiss were filed in May 2023. No hearing date has yet been set. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. filed a lawsuit in the U.S. District Court for the Southern District of New York against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that U.S. Patents 8,058,069, 8,492,359, 8,822,668, 9,006,417, 9,364,435, 9,404,127, 9,504,651, 9,518,272 and 11,141,378 are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. Each of Genevant and Arbutus intends to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of March 31, 2023 and 2022.

Note 17—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2023 and 2022, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2023				As of March 31, 2022
	Level 1	Level 2	Level 3	Balance as of March 31, 2023	Level 1	Level 2	Level 3	Balance as of March 31, 2022
Assets:
Money market funds	$1,496,726	$—	$—	$1,496,726	$1,297,844	$—	$—	$1,297,844
Investment in Datavant Class A units	—	—	178,579	178,579	—	—	193,963	193,963
Investment in Arbutus common shares	117,708	—	—	117,708	115,765	—	—	115,765
Other investments	8,030	—	—	8,030	16,106	—	—	16,106
Total assets at fair value	$1,622,464	$—	$178,579	$1,801,043	$1,429,715	$—	$193,963	$1,623,678
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$207,640	$207,640	$—	$—	$177,400	$177,400
Liability instruments measured at fair value(1)	29,895	—	33,651	63,546	18,019	—	26,893	44,912
Total liabilities at fair value	$29,895	$—	$241,291	$271,186	$18,019	$—	$204,293	$222,312

(1)
At March 31, 2023, Level 1 includes the fair value of the Public Warrants of $29.9 million, and Level 3 includes the fair value of the Earn-Out Shares of $15.2 million, Private Placement Warrants of $15.2 million, and other liability instruments issued of $3.3 million. At March 31, 2022, Level 1 includes the fair value of the Public Warrants of $18.0 million, and Level 3 includes the fair value of the Earn-Out Shares of $9.2 million, Private Placement Warrants of $9.1 million, and other liability instruments issued of $8.6 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the years ended March 31, 2023 and 2022.

Level 3 Disclosures

The Company measures its Level 3 assets and liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Level 3 assets and liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company assesses these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates are obtained. Changes in the fair value related to updated assumptions and estimates are recorded within the consolidated statements of operations at the end of each reporting period.

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

The changes in fair value of the Level 3 assets during the years ended March 31, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2021	$—
Fair value of investment in Datavant at recognition date	224,147
Changes in fair value of investment in Datavant, included in net loss	(30,184)
Balance at March 31, 2022	193,963
Changes in fair value of investment in Datavant, included in net loss	(15,384)
Balance at March 31, 2023	$178,579

The changes in fair value of the Level 3 liabilities during the years ended March 31, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2021	$217,993
Fair value of liability instrument issued	38,634
Changes in fair value of debt and liability instruments, included in net loss	9,226
Settlements	(88)
Termination of Sumitomo Options	(61,472)
Balance at March 31, 2022	204,293
Fair value of liability instrument issued	248
Payments related to long-term debt	(29,375)
Changes in fair value of debt and liability instruments, included in net loss	66,125
Balance at March 31, 2023	$241,291

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

	Point Estimate Used
Input	As of March 31, 2023	As of March 31, 2022
Volatility	100.0%	110.0%
Risk-free rate	4.02%	1.62%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of March 31, 2023 and 2022 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to include the lock-up periods to which the Earn-Out Shares are subject. Refer to Note 8, “Business Combination with MAAC” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of March 31, 2023	As of March 31, 2022
Volatility	79.9%	82.3%
Risk-free rate	3.76%	2.43%

As of March 31, 2023 and 2022, the fair value of the Earn-Out Shares was $15.2 million and $9.2 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying consolidated balance sheets.

Private Placement Warrants

The fair value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note 8, “Business Combination with MAAC” and the added restriction by which the Company cannot redeem the Private Placement Warrants if the Reference Value is greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

	Point Estimate Used
Input	As of March 31, 2023	As of March 31, 2022
Volatility	50.5%	56.5%
Risk-free rate	3.76%	2.43%
Term (in years)	3.50	4.50

As of March 31, 2023 and 2022, the fair value of the Private Placement Warrants was $15.2 million and $9.1 million, respectively. The Private Placement Warrants were included in “Liability instruments measured at fair value” in the accompanying consolidated balance sheets.

Note 18—Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to Roivant Sciences Ltd. by the weighted-average number of common stock outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common stock outstanding during the period.

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. All outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the loss from continuing operations.

As of March 31, 2023 and 2022, potentially dilutive securities were as follows:

	March 31, 2023	March 31, 2022
Stock options and performance stock options	154,271,791	80,364,904
Restricted stock units and performance stock units (non-vested)	20,700,788	21,956,749
March 2020 CVARs(1)	32,011,996	32,011,996
November 2021 CVARs (non-vested)	3,222,645	6,285,250
Restricted common stock (non-vested)	689,026	741,405
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	10,214,365	10,214,365
Public Warrants	20,475,875	20,475,875
Other stock based awards and instruments issued	6,122,842	5,103,577

(1)	Refer to Note 13, “Share-Based Compensation” for details regarding settlement of CVARs.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our Principal Executive Officer, our Principal Financial Officer and our Principal Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2023 and concluded that our disclosure controls and procedures were effective as of that date. The term “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company’s management, including its principal executive, principal financial and principal accounting officers, as appropriate to allow timely decisions regarding required disclosure. Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Management’s Annual Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Internal control over financial reporting is a process that (1) pertains to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provides reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provides reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, including our chief executive officer and chief financial officer, has assessed the effectiveness of our internal control over financial reporting as of March 31, 2023, based on the framework set forth in Internal Control-Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on the results of our evaluation, management concluded that our internal control over financial reporting was effective as of March 31, 2023.

Our independent registered public accounting firm, Ernst & Young LLP, was not required to perform an evaluation of our internal control over financial reporting as of March 31, 2023 because as an “emerging growth company” we are exempt from Section 404(b) of the Sarbanes-Oxley Act of 2002.

Changes in Internal Control over Financial Reporting

No change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the year ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2023.

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

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March  31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March  31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2023.

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

(b) Exhibits required by Item 601 of Regulation S-K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

ITEM 16.	FORM 10-K SUMMARY

None.

Exhibits

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

2.1*	Business Combination Agreement, dated as of May 1, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.1	June 28, 2022

2.2#*	Agreement and Plan of Merger, dated as of February 2, 2021, by and among Roivant Sciences Ltd., Silicon Insite, Inc., Silicon TX China, Silicon Therapeutics, LLC and Silicon SWAT, Inc.	S-4/A	333-256165	2.2	July 1, 2021

2.3#*	Stock Purchase Agreement, dated as of November 6, 2020, by and among Oncopia Therapeutics, Inc., Pharmavant 5, Inc., certain selling securityholders and certain seller representatives	S-4/A	333-256165	2.3	July 1, 2021

2.4#*	Amendment No. 1 to the Stock Purchase Agreement, dated as of November 17, 2020, by and among Oncopia Therapeutics, Inc., Pharmavant 5, Inc., certain selling securityholders and WRYP Stockholders Services, LLC	S-4/A	333-256165	2.4	July 1, 2021

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

2.5*	Transaction Agreement, dated as of October 31, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., Vant Alliance Ltd., Roivant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd. and Spirovant Sciences Ltd.	SC 13D/A	—	7.04	November 4, 2019

2.6#*	Asset Purchase Agreement, dated as of July 10, 2018, by and among GlaxoSmithKline Intellectual Property Development Ltd., Glaxo Group Limited and Dermavant Sciences GmbH	S-4	333-256165	2.6	May 14, 2021

2.7#*	Asset Purchase Agreement, dated as of May 29, 2012, by and between Glaxo Group Limited and Welichem Biotech Inc.	S-4	333-256165	2.7	May 14, 2021

2.8#*	First Amendment to the Asset Purchase Agreement, dated as of August 31, 2012, by and between Glaxo Group Limited and Welichem Biotech, Inc.	S-4	333-256165	2.8	May 14, 2021

2.9*	Amendment No. 1 to the Business Combination Agreement, dated June 9, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.9	June 28, 2022

3.1*	Memorandum of Association of Roivant Sciences Ltd.	S-4/A	333-256165	3.1	July 1, 2021

3.2*	Amended and Restated Bye-laws of Roivant Sciences Ltd.	8-K	001-40782	3.1	October 1, 2021

4.1*	Warrant Agreement between Continental Stock Transfer & Trust Company and Montes Archimedes Acquisition Corp.	8-K	001-39597	4.1	October 13, 2020

4.2*	Specimen Ordinary Share Certificate of Roivant Sciences Ltd.	S-4/A	333-256165	4.5	August 3, 2021

4.3*	Specimen Warrant Certificate of Roivant Sciences Ltd.	S-4/A	333-256165	4.6	August 3, 2021

4.4*	Form of Warrant Assumption Agreement, by and between Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and American Stock Transfer & Trust Company, LLC	S-4/A	333-256165	4.7	August 3, 2021

4.5	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	—	—	—	Filed herewith

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

10.1*	Third Amended and Restated Registration Rights Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd. and the parties thereto	10-K	001-40782	10.1	June 28, 2022

10.2*	Sponsor Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.3	June 28, 2022

10.3*	Form of Transaction Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp. and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.4	June 28, 2022

10.4*	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Montes Archimedes Acquisition Corp.	8-K	001-39597	10.1	October 13, 2020

10.5#*	License Agreement, dated as of December 19, 2017, by and between HanAll Biopharma Co., Ltd. and Roivant Sciences GmbH	8-K	001-38906	10.6	December 20, 2019

10.6#*	Collaboration and License Agreement, dated as of January 15, 2020, by and between Dermavant Sciences GmbH and Japan Tobacco Inc.	S-4	333-256165	10.7	May 14, 2021

10.7#*	Clinical Manufacturing and Supply Agreement, dated August 20, 2018, by and between Dermavant Sciences GmbH and GlaxoSmithKline Trading Services Limited	S-4	333-256165	10.8	May 14, 2021

10.8#*	Commercial Manufacturing and Supply Agreement, dated April 1, 2019, by and between Dermavant Sciences GmbH and GlaxoSmithKline Trading Services Limited	S-4	333-256165	10.9	May 14, 2021

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

10.9#*	Funding Agreement, dated as of July 10, 2018, by and between Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P.	S-4	333-256165	10.10	May 14, 2021

10.10#*	First Amendment to Funding Agreement, dated as of October 11, 2018, by and between Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P.	S-4	333-256165	10.11	May 14, 2021

10.11#*	Cross License Agreement, dated as of April 11, 2018, by and between Genevant Sciences Ltd. and Arbutus Biopharma Corporation	10-Q	001-34949	10.3	August 7, 2020

10.12#*	First Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.4	August 7, 2020

10.13#*	Second Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.5	August 7, 2020

10.14#*	Research Agreement, dated as of January 1, 2018, by and between Oncopia Therapeutics, LLC and the Regents of the University of Michigan	S-4/A	333-256165	10.20	July 1, 2021

10.15#*	Fifth Amendment to the Sponsored Research Agreement, dated as of November 19, 2020, by and between Oncopia Therapeutics, Inc. and the Regents of the University of Michigan	S-4/A	333-256165	10.21	July 1, 2021

10.16#*	Amended and Restated Patent License Agreement, dated as of November 16, 2020, by and between Oncopia Therapeutics, Inc. and the Regents of the University of Michigan	S-4/A	333-256165	10.22	July 1, 2021

10.17#*	Investors’ Rights Agreement, dated as of January 11, 2021, by and among Pharmavant 5, Inc., Roivant Sciences Ltd. and SK Holdings Co., Ltd.	S-4/A	333-256165	10.23	July 1, 2021

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

10.18*	Form of Indemnity Agreement	S-4/A	333-256165	10.24	July 1, 2021

10.19*^	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	S-4	333-256165	10.25	May 14, 2021

10.20*^	Roivant Sciences Ltd. 2021 Equity Incentive Plan	S-8	333-260173	99.1	October 8, 2021

10.21*^	Executive Employment Agreement between Roivant Sciences, Inc. and Matthew Gline, dated as of May 14, 2021	S-4	333-256165	10.28	May 14, 2021

10.22*^	Executive Employment Agreement between Roivant Sciences, Inc. and Eric Venker, dated as of May 14, 2021	S-4	333-256165	10.29	May 14, 2021

10.23#*	Credit Agreement by and among Dermavant Sciences Ltd., Dermavant Holdings Limited, Dermavant Sciences IRL Limited, Dermavant Sciences GmbH, certain subsidiaries of Dermavant Sciences Ltd., XYQ Luxco S.A.R.L. and U.S. Bank National Association, as collateral agent, dated as of May 14, 2021	S-4/A	333-256165	10.31	July 1, 2021

10.24#*	Revenue Interest Purchase and Sale Agreement by and among Dermavant Sciences GmbH, certain purchasers and U.S. Bank National Association as collateral agent, dated as of May 14, 2021	S-4/A	333-256165	10.32	July 1, 2021

10.25*	Amendment No. 1 to the Support Agreement, dated as of June 9, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.28	June 28, 2022

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

10.26*	Amendment No. 2 to the Support Agreement, dated as of September 30, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	8-K	001-40782	10.1	October 1, 2021

10.27^	Amended & Restated Roivant Sciences Ltd. Employee Stock Purchase Plan	—	—	—	Filed herewith

10.28#*	Third Amendment to Cross License Agreement, dated December 9, 2021, by and between Genevant Sciences GmbH and Arbutus Biopharma Corporation	S-1	333-261853	10.37	December 22, 2021

10.29#†*	Exclusive License Agreement, dated as of November 24, 2021, by and between Eisai Co. Ltd and Pharmavant 7 GmbH	10-Q	001-40782	10.1	February 14, 2022

10.30#†*	Investor Rights Agreement, dated as of September 13, 2021, by and among Priovant Holdings, Inc., Roivant Sciences Ltd. and Pfizer Inc.	10-K	001-40782	10.36	June 28, 2022

10.31#†*	License and Collaboration Agreement, dated as of September 13, 2021, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.37	June 28, 2022

10.32#*	Amendment No. 1 to License and Collaboration Agreement, dated as of June 10, 2022, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.38	June 28, 2022

10.33^*	Employment Agreement between Roivant Sciences, Inc. and Mayukh Sukhatme, dated as of May 19, 2020	S-1/A	333-26	10.39	July 28, 2022

10.34#†*	Partial Termination and Supplementary Fee Agreement relating to the Clinical Supply Agreement and Commercial Supply Agreement, dated as of July 25, 2022, by and between GlaxoSmithKline Trading Services Limited and Dermavant Sciences GmbH	10-Q	001-40782	10.1	November 14, 2022

10.35#†*	Master Commercial Manufacturing Supply Agreement, dated as of July 1, 2022, by and between Dermavant Sciences GmbH and Thermo Fisher Scientific Cork Limited	10-Q	001-40782	10.2	November 14, 2022

10.36#†*	License and Collaboration Agreement dated as of November 21, 2022	10-Q	001-40782	10.1	February 13, 2023

10.37#†*	Investor Rights Agreement dated as of November 21, 2022	10-Q	001-40782	10.2	February 13, 2023

10.38*	Common Shares Sales Agreement	S-3	333-267503	1.2	September 19, 2022

10.39	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	—	—	—	Filed herewith

10.40	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	—	—	—	Filed herewith

10.41	Form of Performance Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	—	—	—	Filed herewith

10.42	Form of Capped Value Appreciation Right Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	—	—	—	Filed herewith

10.43	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	—	—	—	Filed herewith

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

10.44	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	—	—	—	Filed herewith

10.45	Separation and Mutual Release Agreement	—	—	—	Filed herewith

21.1	List of Subsidiaries of Roivant Sciences Ltd.	—	—	—	Filed herewith

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Roivant Sciences Ltd.	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.
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

Roivant Sciences Ltd.

Date: June 28, 2023	By:	/s/ Matt Maisak
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

Signature	Title	Date

/s/ Matthew Gline	Chief Executive Officer and Director (Principal Executive Officer)	June 28, 2023
Matthew Gline

/s/ Richard Pulik	Chief Financial Officer (Principal Financial Officer)	June 28, 2023
Richard Pulik

/s/ Rakhi Kumar	Chief Accounting Officer (Principal Accounting Officer)	June 28, 2023
Rakhi Kumar

/s/ Melissa Epperly	Director	June 28, 2023
Melissa Epperly

/s/ Keith Manchester	Director	June 28, 2023
Keith Manchester

/s/ Ilan Oren	Director	June 28, 2023
Ilan Oren

/s/ Daniel Gold	Director	June 28, 2023
Daniel Gold

/s/ Hiroshi Nomura	Director	June 28, 2023
Hiroshi Nomura

/s/ Meghan FitzGerald	Director	June 28, 2023
Meghan FitzGerald

/s/ James C. Momtazee	Director	June 28, 2023
James C. Momtazee