Form 10-Q
period 2023-06-30
Roivant Sciences Ltd.
filed 2023-08-14
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of August 10, 2023, the registrant had 771,742,197 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,434,093	$1,676,813
Other current assets	127,065	121,774
Total current assets	1,561,158	1,798,587
Property and equipment, net	36,270	39,086
Operating lease right-of-use assets	51,631	53,251
Investments measured at fair value	296,243	304,317
Intangible assets, net	145,037	144,881
Other assets	46,307	49,482
Total assets	$2,136,646	$2,389,604
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$50,035	$37,830
Accrued expenses	119,329	167,129
Operating lease liabilities	11,348	11,693
Current portion of long-term debt (includes $27,490 and $26,940 accounted for under the fair value option at June 30, 2023 and March 31, 2023, respectively)	44,406	40,720
Other current liabilities	19,886	15,076
Total current liabilities	245,004	272,448
Liability instruments measured at fair value	103,723	63,546
Operating lease liabilities, noncurrent	51,812	53,476
Long-term debt, net of current portion (includes $187,140 and $180,700 accounted for under the fair value option at June 30, 2023 and March 31, 2023, respectively)	385,069	375,515
Other liabilities	16,899	17,032
Total liabilities	802,507	782,017
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 767,137,861 and 760,143,393 shares issued and outstanding at June 30, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	4,981,910	4,933,137
Accumulated deficit	(4,064,570)	(3,772,754)
Accumulated other comprehensive loss	(6,610)	(2,617)
Shareholders’ equity attributable to Roivant Sciences Ltd.	910,730	1,157,766
Noncontrolling interests	423,409	449,821
Total shareholders’ equity	1,334,139	1,607,587
Total liabilities and shareholders’ equity	$2,136,646	$2,389,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2023	2022
Revenues:
Product revenue, net	$16,659	$141
License, milestone and other revenue	4,965	4,178
Revenue, net	21,624	4,319
Operating expenses:
Cost of revenues	4,214	1,726
Research and development (includes $7,953 and $12,243 of share-based compensation expense for the three months ended June 30, 2023 and 2022, respectively)	125,133	135,830
Acquired in-process research and development	12,500	—
Selling, general and administrative (includes $41,192 and $60,551 of share-based compensation expense for the three months ended June 30, 2023 and 2022, respectively)	156,190	149,072
Total operating expenses	298,037	286,628
Loss from operations	(276,413)	(282,309)
Change in fair value of investments	7,564	24,547
Change in fair value of debt and liability instruments	54,512	41,213
Interest income	(16,715)	(1,981)
Interest expense	8,912	2,612
Other (income) expense , net	(4,593)	1,085
Loss before income taxes	(326,093)	(349,785)
Income tax expense	1,752	3,999
Net loss	(327,845)	(353,784)
Net loss attributable to noncontrolling interests	(36,029)	(21,975)
Net loss attributable to Roivant Sciences Ltd.	$(291,816)	$(331,809)
Net loss per common share—basic and diluted	$(0.38)	$(0.48)
Weighted average shares outstanding—basic and diluted	759,273,550	695,878,859

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Net loss	$(327,845)	$(353,784)
Other comprehensive (loss) income :
Foreign currency translation adjustment	(4,148)	5,767
Total other comprehensive (loss) income	(4,148)	5,767
Comprehensive loss	(331,993)	(348,017)
Comprehensive loss attributable to noncontrolling interests	(36,184)	(22,174)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(295,809)	$(325,843)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2023	$—	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation expense	—	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	$—	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139

		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Company	—	—	—	(251)	—	—	251	—
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	4,739,781	—	(8,329)	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	(331,809)	(21,975)	(353,784)
Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$5,020	$(3,095,533)	$371,280	$1,755,391

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(327,845)	$(353,784)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	49,260	72,794
Change in fair value of investments	7,564	24,547
Change in fair value of debt and liability instruments	54,512	41,213
Depreciation and amortization	5,839	2,678
Non-cash lease expense	1,620	2,004
Other	(5,640)	6,581
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(4,639)	(11,315)
Accounts payable	11,940	(19,451)
Accrued expenses	(49,960)	(18,177)
Operating lease liabilities	(2,009)	(2,304)
Other	9,426	3,132
Net cash used in operating activities	(249,932)	(252,082)
Cash flows from investing activities:
Purchase of property and equipment	(403)	(7,459)
Other	508	—
Net cash provided by (used in) investing activities	105	(7,459)
Cash flows from financing activities:
Proceeds from subsidiary debt financings, net of financing costs paid	—	159,899
Repayment of debt by subsidiary	(7,344)	(7,344)
Payment of offering and loan origination costs	—	(2,250)
Payments on principal portion of finance lease obligations	(464)	—
Taxes paid related to net settlement of equity awards	(5,743)	(8,329)
Proceeds from exercise of the Company’s and subsidiary stock options	21,028	—
Net cash provided by financing activities	7,477	141,976
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(117)	—
Net change in cash, cash equivalents and restricted cash	(242,467)	(117,565)
Cash, cash equivalents and restricted cash at beginning of period	1,692,115	2,074,034
Cash, cash equivalents and restricted cash at end of period	$1,449,648	$1,956,469
Non-cash investing and financing activities:
Dividend payable	$6,000	$—
Intangible assets acquired but not paid	$—	$146,172
Other	$(33)	$691

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

The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 3, “Equity Method Investments” for further discussion of the Company’s investments in unconsolidated entities.

On September 30, 2021, RSL completed its business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, and began trading on Nasdaq under the ticker symbol “ROIV.”

(B) Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of June 30, 2023, the Company had cash and cash equivalents of approximately $1.4 billion and its accumulated deficit was approximately $4.1 billion. For the three months ended June 30, 2023 and 2022, the Company incurred net losses of approximately $327.8 million and $353.8 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the three months ended June 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, for any other interim period, or for any other future year.

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

The Company has long-lived assets in different geographic locations. As of June 30, 2023 and March 31, 2023, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	June 30, 2023	March 31, 2023
Cash and cash equivalents	$1,434,093	$1,676,813
Restricted cash (included in “Other current assets”)	5,264	5,011
Restricted cash (included in “Other assets”)	10,291	10,291
Cash, cash equivalents and restricted cash	$1,449,648	$1,692,115

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

The Company has elected the fair value option to account for certain investments over which the Company has significant influence. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 3, “Equity Method Investments.”

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant, (as defined and discussed in Note 3, “Equity Method Investments”); liability instruments issued, including warrant and earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 11, “Earn-Out Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 3, “Equity Method Investments”) and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 11, “Earn-Out Shares, Public Warrants and Private Placement Warrants”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. The Public Warrants are publicly traded and therefore are classified as Level 1 as the Public Warrants have a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

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

The Company evaluates in-licensed agreements for IPR&D projects to determine if the acquisition meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and therefore have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expense in its condensed consolidated statements of operations. Payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenue.

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

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of June 30, 2023 and March 31, 2023. Trade receivables, net is included in “Other current assets” on the accompanying condensed consolidated balance sheets.

(M) Cost of Revenues

Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs. Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Additionally, milestone payments made in connection with regulatory approvals and sales-based milestones are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Cost of product revenues through June 30, 2023 is included in “Cost of revenues” on the accompanying condensed consolidated statements of operations.

Note 3—Equity Method Investments

The Company maintains equity method investments in certain entities. The most significant of these were our investments in Arbutus and Datavant, which are accounted for using the fair value option.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. The Company accounts for its investment in Arbutus as an equity method investment accounted for using the fair value option. Due to the Company’s significant influence over operating and financial policies, Arbutus is considered a related party of the Company. At June 30, 2023, RSL held approximately 23% of issued and outstanding shares of Arbutus.

At June 30, 2023 and March 31, 2023, the aggregate fair value of the Company’s investment in Arbutus was $89.3 million and $117.7 million, respectively, with the Company recognizing unrealized losses on its investment in Arbutus of $28.4 million and $10.5 million in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on June 30, 2023 and March 31, 2023 of $2.30 and $3.03, respectively.

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

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), a provider of healthcare information services and technology solutions to hospitals, health systems, physician practices and authorized recipients of protected health records in the United States, primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). The merger closed on July 27, 2021. At closing, the Company received approximately $320 million in cash and a minority equity stake in Ciox Parent. As of June 30, 2023, the Company’s minority equity interest represented approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

Following the completion of the Datavant Merger, the Company’s minority equity interest became subject to the equity method of accounting. At such time, the fair value option was elected to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. As of June 30, 2023 and March 31, 2023, the fair value of the Company’s investment was $199.4 million and $178.6 million, respectively, with the Company recognizing an unrealized gain of $20.9 million and an unrealized loss of $7.0 million on its investment in Datavant in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2023 and 2022, respectively. The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 12, “Fair Value Measurements” for more information.

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets:

	Remaining Weighted Average Estimated Useful Lives (in years)	June 30, 2023 (in thousands)
Gross amount	15.3	$155,284
Less: accumulated amortization		(10,247)
Net book value		$145,037

The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Amortization expense was $2.4 million and $0.7 million for the three months ended June 30, 2023 and 2022 respectively, and was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $7.1 million for the remainder of the year ended March 31, 2024, $9.5 million for each of the years ended from March 31, 2025 through March 31, 2028 and $100.1 million thereafter.

Note 5—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at June 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023

Prepaid expenses	$64,658	$60,827
Trade receivables, net	37,064	30,379
Restricted cash	5,264	5,011
Inventory	4,225	2,761
Income tax receivable	2,850	2,356
Other	13,004	20,440
Total other current assets	$127,065	$121,774

(B) Accrued Expenses

Accrued expenses at June 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023

Research and development expenses	$57,160	$76,278
Compensation-related expenses	19,923	55,186
Sales allowances	16,800	17,569
Other expenses	25,446	18,096
Total accrued expenses	$119,329	$167,129

(C) Other Current Liabilities

Other current liabilities at June 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	June 30, 2023	March 31, 2023

Deferred revenue	$10,569	$12,444
Income tax payable	1,244	542
Other	8,073	2,090
Total other current liabilities	$19,886	$15,076

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

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $36.7 million as of June 30, 2023.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of June 30, 2023 and March 31, 2023, the fair value of the debt was $214.6 million and $207.6 million, respectively. Refer to Note 12, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	June 30, 2023	March 31, 2023
Fair value of long-term debt	$214,630	$207,640
Less: current portion	(27,490)	(26,940)
Total long-term debt, net	$187,140	$180,700

Credit Facility with XYQ Luxco

In May 2021, Dermavant entered into a $40.0 million senior secured credit facility (the “Credit Facility”) entered into by Dermavant and certain of its subsidiaries in May 2021 with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of June 30, 2023. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	June 30, 2023	March 31, 2023
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(9,555)	(10,170)
Total debt, net	35,445	34,830
Less: current portion	—	—
Total long-term debt, net	$35,445	$34,830

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

The RIPSA carrying balance was as follows (in thousands):

June 30, 2023
Carrying balance	$184,079
Less: unamortized issuance costs	(4,679)
Total debt, net	179,400
Less: current portion	(16,916)
Total long-term debt, net	$162,484

Note 7—Shareholders’ Equity

At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of June 30, 2023, the Company had $400.0 million of remaining capacity available under the ATM Facility.

Note 8—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At June 30, 2023, a total of 41,793,359 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the three months ended June 30, 2023 was as follows:

Number of Options
Options outstanding at March 31, 2023	154,271,791
Granted	4,351,602
Exercised	(4,965,387)
Forfeited/Canceled	(606,221)
Options outstanding at June 30, 2023	153,051,785
Options exercisable at June 30, 2023	84,263,636

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the three months ended June 30, 2023 was as follows:

Number of Shares
Non-vested balance at March 31, 2023	20,700,788
Granted	3,628,644
Vested	(2,372,501)
Forfeited	(537,674)
Non-vested balance at June 30, 2023	21,419,257

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of June 30, 2023, there are 1,176,198 non-service-vested capped value appreciation rights (“CVARs”) and 29,084,574 service-vested CVARs relating to the March 2020 grants. During the three months ended June 30, 2023, 1,711,450 service-vested CVARs subject to the knock-in condition satisfied both the applicable hurdle price and the knock-in condition on the applicable measurement date, and as a result, 534,942 common shares were issued upon their settlement.

November 2021 CVAR Grants

Activity for CVARs under the RSL 2021 EIP for the three months ended June 30, 2023 is as follows:

Number of CVARs
Non-vested balance at March 31, 2023	3,222,645
Vested	(325,655)
Forfeited	(32,413)
Non-vested balance at June 30, 2023	2,864,577

During the three months ended June 30, 2023, 325,655 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $14.9 million and $11.5 million for the three months ended June 30, 2023 and 2022, respectively, related to subsidiary EIPs.

Note 9—Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was (0.5)% and (1.1)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 10—Commitments and Contingencies

(A) Commitments

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of June 30, 2023, the minimum purchase commitment related to these agreements is estimated to be approximately $44.7 million.

In November 2021, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of June 30, 2023, the minimum purchase commitment related to this agreement is estimated to be approximately $26.5 million.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of June 30, 2023, the remaining minimum payments for this software subscription are $19.1 million.

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

The Company also has commitments relating to its long-term debt and leases. Refer to Note 6, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s leases during the three months ended June 30, 2023 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 15, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Immunovant Securities Litigation

In February 2021, a putative securities class action complaint was filed against Immunovant and certain of its current and former officers in the U.S. District Court for the Eastern District of New York on behalf of a class consisting of those who acquired Immunovant’s securities from October 2, 2019 and February 1, 2021. The complaint alleged that Immunovant and certain of its officers violated Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, by making false and misleading statements regarding the safety of batoclimab and sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. In December 2021, the U.S. District Court appointed a lead plaintiff. In March 2022, the lead plaintiff filed an amended complaint adding both (i) the Company and (ii) Immunovant’s directors and underwriters as defendants, and asserting additional claims under Section 11, 12(a)(2), and 15 of the Securities Act of 1933, as amended, on behalf of a putative class consisting of those who purchased or otherwise acquired Immunovant’s securities pursuant and/or traceable to Immunovant’s follow-on public offering on or about September 2, 2020.In February 2023, after further briefing on the amended complaint the U.S. District Court issued an order permitting the lead plaintiff to file a second amended complaint. That second amended complaint was filed in March 2023. The defendants’ served motions to dismiss the second amended complaint on April 28, 2023. The fully briefed motions to dismiss, including defendants’ opening briefs, lead plaintiff’s opposition and defendants’ replies, were filed with the court on June 30, 2023. No hearing date has yet been set. The Company intends to continue to vigorously defend the case and has not recorded a liability related to this lawsuit because, at this time, the Company is unable to reasonably estimate possible losses or determine whether an unfavorable outcome is either probable or remote.

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey. Each of Genevant and Arbutus intends to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of June 30, 2023 and March 31, 2023.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of June 30, 2023, no Earn-Out Shares have vested.

Public Warrants and Private Placement Warrants

Immediately following the Business Combination, the Company had 10,214,365 outstanding warrants for the purchase of one of the Company’s common shares, which were held by the MAAC Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”), and 20,535,896 outstanding warrants for the purchase of one of the Company’s common shares, which were held by MAAC’s shareholders at an exercise price of $11.50 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). Pursuant to the Warrant Agreement, dated October 6, 2020, by and between the Montes Archimedes Acquisition Corp. (“MAAC”) and Continental Stock Transfer & Trust Company, as predecessor warrant agent, as modified by the Warrant Assumption Agreement, dated September 30, 2021, by and among MAAC, the Company and American Stock Transfer & Trust Company, LLC as successor warrant agent (as modified, the “Warrant Agreement”), the Warrants became exercisable 30 days following the completion of the Business Combination and will expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

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

The Warrants require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability are subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of June 30, 2023, 60,021 Public Warrants have been exercised and no Warrants have been redeemed.

Note 12—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2023 and March 31, 2023, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2023				As of March 31, 2023
	Level 1	Level 2	Level 3	Balance as of June 30, 2023	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Assets:
Money market funds	$1,240,912	$—	$—	$1,240,912	$1,496,726	$—	$—	$1,496,726
Investment in Datavant Class A units	—	—	199,448	199,448	—	—	178,579	178,579
Investment in Arbutus common shares	89,349	—	—	89,349	117,708	—	—	117,708
Other investments	7,446	—	—	7,446	8,030	—	—	8,030
Total assets at fair value	$1,337,707	$—	$199,448	$1,537,155	$1,622,464	$—	$178,579	$1,801,043
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$214,630	$214,630	$—	$—	$207,640	$207,640
Liability instruments measured at fair value(1)	50,780	—	52,943	103,723	29,895	—	33,651	63,546
Total liabilities at fair value	$50,780	$—	$267,573	$318,353	$29,895	$—	$241,291	$271,186

(1)
At June 30, 2023, Level 1 includes the fair value of the Public Warrants of $50.8 million, and Level 3 includes the fair value of the Earn-Out Shares of $24.0 million, Private Placement Warrants of $25.6 million, and other liability instruments issued of $3.3 million. At March 31, 2023, Level 1 includes the fair value of the Public Warrants of $29.9 million, and Level 3 includes the fair value of the Earn-Out Shares of $15.2 million, Private Placement Warrants of $15.2 million, and other liability instruments issued of $3.3 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended June 30, 2023.

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

The changes in fair value of the Level 3 assets during the three months ended June 30, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(7,019)
Balance at June 30, 2022	$186,944

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net loss	20,869
Balance at June 30, 2023	$199,448

The changes in fair value of the Level 3 liabilities during the three months ended June 30, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$204,293
Payments related to long-term debt	(7,344)
Changes in fair value of debt and liability instruments, included in net loss	46,946
Balance at June 30, 2022	$243,895

Balance at March 31, 2023	$241,291
Payments related to long-term debt	(7,344)
Changes in fair value of debt and liability instruments, included in net loss	33,626
Balance at June 30, 2023	$267,573

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

	Point Estimate Used
Input	As of June 30, 2023	As of March 31, 2023
Volatility	90.0%	100.0%
Risk-free rate	4.81%	4.02%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of June 30, 2023 and March 31, 2023 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

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

	Point Estimate Used
Input	As of June 30, 2023	As of March 31, 2023
Volatility	78.8%	79.9%
Risk-free rate	4.44%	3.76%

As of June 30, 2023, the fair value of the Earn-Out Shares was $24.0 million. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

	Point Estimate Used
Input	As of June 30, 2023	As of March 31, 2023
Volatility	50.3%	50.5%
Risk-free rate	4.45%	3.76%
Term (in years)	3.25	3.50

As of June 30, 2023, the fair value of the Private Placement Warrants was $25.6 million. The Private Placement Warrants were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

As of June 30, 2023 and 2022, potentially dilutive securities were as follows:

	June 30, 2023	June 30, 2022
Stock options and performance stock options	153,051,785	154,298,546
Restricted stock units and performance stock units (non-vested)	21,419,257	26,423,932
March 2020 CVARs(1)	30,260,772	32,011,996
November 2021 CVARs (non-vested)	2,864,577	4,431,637
Restricted common stock (non-vested)	647,530	456,426
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	10,214,365	10,214,365
Public Warrants	20,475,875	20,475,875
Other stock based awards and instruments issued	6,102,362	5,067,978

(1)	Refer to Note 8, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 14—Subsequent Events

In July 2023, VantAI Holdings, Inc. (“VantAI”), a wholly-owned subsidiary of the Company, completed a transaction pursuant to which SK, Inc. contributed $6 million to VantAI in exchange for preferred shares in VantAI (the “VantAI Preferred Financing”).

In August 2023, the Company and SK Biopharmaceuticals Co., Ltd. (“SK Bio”) completed a transaction pursuant to which SK Bio purchased all of the Company’s shares in Proteovant Sciences, Inc. in exchange for $47.5 million.

On August 2, 2023, the Company delivered a notice of redemption (the “Notice of Redemption”) to holders of its outstanding Warrants stating that it will redeem all Warrants that remain outstanding following 5:00 p.m. New York City Time on September 1, 2023 (the “Redemption Date”) for a redemption price of $0.10 per Warrant (the “Redemption Price”). Under the terms of the Warrant Agreement, the Company is entitled to redeem the Public Warrants at a redemption price of $0.10 per Public Warrant if (i) the last reported sales price (the “Reference Value”) of the Company’s common shares is at least $10.00 per share for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which a Notice of Redemption is given and (ii) if the Reference Value is less than $18.00 per share, the outstanding Private Placement Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants. This share price performance requirement was satisfied as of July 28, 2023.

Prior to redemption, Warrant holders may elect to exercise the Warrants on a “cashless basis” (a “Make-Whole Exercise”) whereby, in lieu of paying the Company the $11.50 exercise price per common share, the surrendering holder will receive a certain number of the Company’s common shares as determined in accordance with the terms of the Warrant Agreement and based on: (i) the period of time between the Redemption Date and the expiration of the Warrants and (ii) the “redemption fair market value” (being the volume-weighted average price of the Company’s common shares for the ten (10) trading days immediately following the date of the Notice of Redemption) (the “Redemption Fair Market Value”). The Company will inform holders of Warrants of the Redemption Fair Market Value no later than one (1) business day after the ten (10) trading day period ends. In no event will the number of common shares issued in connection with a Make-Whole Exercise exceed 0.361 common shares per Warrant.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2023, included in our Annual Report on Form 10-K, filed with the SEC on June 28, 2023 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline is concentrated in inflammation and immunology and includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; batoclimab and IMVT-1402, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several immunoglobulin G (“IgG”) mediated autoimmune indications; and RVT-3101, an anti-TL1A antibody in development for ulcerative colitis and Crohn’s disease, in addition to several other therapies in various stages of clinical development. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3 Completed*
RVT-3101	Ulcerative Colitis	Telavant	Biologic	Phase 3*
RVT-3101	Crohn’s Disease	Telavant	Biologic	Phase 2
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of June 30, 2023.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	100%	85%
Immunovant	57%[3]	49%[3]
Telavant	75%	74%
Priovant	75%	68%
Genevant	83%	65%
Kinevant	96%	90%
Hemavant	100%	99%
Covant	100%	92%
Psivant	100%	89%
Arbutus	23%[3]	21%[3]
Lokavant	65%	56%
VantAI	100%[4]	100%[4]
Datavant	*	*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

4.	Immediately following the closing of the VantAI Preferred Financing on July 17, 2023, Roivant held a 60% Basic and Fully Diluted ownership interest in VantAI.

*
As of June 30, 2023, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
IMVT-1402	Immunovant	Initial data from Phase 1 trial (SAD results)	Sept. 2023
IMVT-1402	Immunovant	Initial data from Phase 1 trial (MAD results)	Oct./Nov. 2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2B trial in systemic lupus erythematosus	4Q 2023
Batoclimab	Immunovant	Initial data from Phase 2 trial in Graves’ disease	4Q 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk myelodysplastic syndrome	2H 2023
VTAMA (tapinarof) cream	Dermavant	Expected sNDA filing for VTAMA in atopic dermatitis	1Q 2024
Brepocitinib	Priovant	Topline data from proof-of-concept trial in noninfectious uveitis	1Q 2024
Batoclimab	Immunovant	Initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1H 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024
RVT-3101	Telavant	Topline data from induction portion of Phase 2 trial in Crohn’s disease	4Q 2024
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments

•
Telavant: In June 2023, Telavant reported positive data from the chronic period of TUSCANY-2, a large, global Phase 2b study evaluating RVT-3101 for the treatment of ulcerative colitis. Outcomes were measured at week 56 for the chronic period (vs. week 14 from the previously reported induction period). At the expected Phase 3 dose in the overall population and in the biomarker positive populations, RVT-3101 treatment produced clinically meaningful efficacy results with improved Clinical Remission, Endoscopic Improvement, and Endoscopic Remission at week 56. In July 2023, Telavant announced the first patient was dosed in the TAHOE study, a global Phase 2 trial of RVT-3101 in patients with moderate to severe Crohn’s disease.

•
Immunovant: In August 2023, Immunovant reported that initial data from the Phase 1 clinical trial of IMVT-1402 remains on track for September 2023 (single-ascending dose) and October / November 2023 (multiple-ascending dose).

•
Dermavant: For the first quarter ended June 30, 2023, Roivant reported VTAMA net product revenue of $16.7M, representing a 26% gross-to-net yield for the quarter. As of August 2023, nearly 200,000 VTAMA prescriptions have been written by approximately 11,500 unique prescribers for psoriasis, based on IQVIA data. Coverage has been expanded to 129 million US commercial lives and 87 million government lives, and includes coverage by all three of the top pharmacy benefit managers. In May 2023, VTAMA met the primary and all secondary endpoints in ADORING 1, the second of two replicate Phase 3 studies in patients with moderate-to-severe atopic dermatitis. Importantly, no new safety or tolerability signals were observed in this population, which included children as young as 2 years old.

•
Priovant: In August 2023, Priovant announced the sixth positive Phase 2 study of oral brepocitinib, out of six conducted, with statistically significant, positive results from the 12-week induction period of Pfizer’s Phase 2 study of brepocitinib in adult patients with moderate to severe Crohn’s disease. The primary and key secondary endpoints were met with safety and tolerability generally consistent with prior brepocitinib studies, further validating TYK2/JAK1 inhibition activity in highly inflammatory autoimmune diseases.

•	Roivant: Roivant reported its consolidated cash, cash equivalents and restricted cash of $1.4B at June 30, 2023, supporting cash runway into the second half of calendar year 2025.

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

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new drug candidates as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of marketing programs, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.

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

Change in fair value of debt and liability instruments

Change in fair value of debt and liability instruments primarily includes the loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including debt issued by a wholly-owned subsidiary of Dermavant Sciences Ltd. to NovaQuest Co-Investment Fund VIII, L.P. (the “NovaQuest Facility”), and other liability instruments, including warrant and earn-out share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company.

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

Results of Operations

Comparison of the three months ended June 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$16,659	$141	$16,518
License, milestone and other revenue	4,965	4,178	787
Revenue, net	21,624	4,319	17,305
Operating expenses:
Cost of revenues	4,214	1,726	2,488
Research and development	125,133	135,830	(10,697)
Acquired in-process research and development	12,500	—	12,500
Selling, general and administrative	156,190	149,072	7,118
Total operating expenses	298,037	286,628	11,409
Loss from operations	(276,413)	(282,309)	5,896
Change in fair value of investments	7,564	24,547	(16,983)
Change in fair value of debt and liability instruments	54,512	41,213	13,299
Interest income	(16,715)	(1,981)	(14,734)
Interest expense	8,912	2,612	6,300
Other (income) expense, net	(4,593)	1,085	(5,678)
Loss before income taxes	(326,093)	(349,785)	23,692
Income tax expense	1,752	3,999	(2,247)
Net loss	(327,845)	(353,784)	25,939
Net loss attributable to noncontrolling interests	(36,029)	(21,975)	(14,054)
Net loss attributable to Roivant Sciences Ltd.	$(291,816)	$(331,809)	$39,993

Variance analysis for three months ended June 30, 2023 and 2022

Revenue, net

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$16,659	$141	$16,518
License, milestone and other revenue	4,965	4,178	787
Revenue, net	$21,624	$4,319	$17,305

Product revenue, net increased by $16.5 million to $16.7 million for the three months ended June 30, 2023, compared to $0.1 million for the three months ended June 30, 2022. Product revenue, net consists of net product revenues from the sale of VTAMA, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $0.8 million to $5.0 million for the three months ended June 30, 2023, compared to $4.2 million for the three months ended June 30, 2022. The increase was primarily related to an increase in payments received in connection with licensing arrangements during the three months ended June 30, 2023.

Cost of revenues

For the three months ended June 30, 2023 and 2022, our cost of revenues consisted of the following:
	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$1,844	$1,726	$118
Amortization of intangible assets	2,370	—	2,370
Cost of revenues	$4,214	$1,726	$2,488

Cost of revenues increased by $2.5 million to $4.2 million for the three months ended June 30, 2023 compared to $1.7 million for the three months ended June 30, 2022. During the three months ended June 30, 2023, cost of revenues included $0.7 million of costs relating to the sale of VTAMA as well as $2.4 million of amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

Research and development expenses

For the three months ended June 30, 2023 and 2022, our research and development expenses consisted of the following:

	Three Months Ended June 30,
	2023	2022(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(2)	$29,014	$10,359	$18,655
RVT-3101	10,925	—	10,925
Tapinarof	9,543	10,440	(897)
Brepocitinib	7,763	12,302	(4,539)
RVT-2001	3,822	2,123	1,699
Namilumab	3,302	1,018	2,284
Other development and discovery programs	8,350	44,261	(35,911)
Total program-specific costs	72,719	80,503	(7,784)

Unallocated internal costs:
Share-based compensation	7,953	12,243	(4,290)
Personnel-related expenses	33,602	34,447	(845)
Other expenses	10,859	8,637	2,222
Total research and development expenses	$125,133	$135,830	$(10,697)

(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

(2)	Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology, endocrine, and hematology diseases and Immunovant’s IMVT-1402 program.

Research and development expenses decreased by $10.7 million to $125.1 million for the three months ended June 30, 2023 compared to $135.8 million for the three months ended June 30, 2022, primarily due to decreases in program-specific costs of $7.8 million and share-based compensation of $4.3 million, partially offset by an increase of other expenses of $2.2 million.

The decrease of $7.8 million in program-specific costs largely reflects the discontinued development of certain programs, including ARU-1801, LSVT-1701 and CVT-TCR-01, as well as our reprioritization of drug discovery efforts. These decreases were partially offset by increases reflecting the progression of our programs, including Immunovant’s anti-FcRn franchise, RVT-3101 and namilumab. The asset acquisition of RVT-3101 was completed in November 2022.

Acquired in-process research and development expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Acquired in-process research and development	$12,500	$—	$12,500

Acquired in-process research and development was $12.5 million for the three months ended June 30, 2023 relating to the achievement of development and regulatory milestones for batoclimab.
Selling, general and administrative expenses

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Selling, general and administrative	$156,190	$149,072	$7,118

Selling, general and administrative expenses increased by $7.1 million to $156.2 million for the three months ended June 30, 2023 compared to $149.1 million for the three months ended June 30, 2022, primarily due to a decrease of $19.4 million of share-based compensation expense partially offset by an increase in selling, general and administrative expenses of $27.1 million at Dermavant as a result of the commercial launch of VTAMA.

Change in fair value of investments
	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Change in fair value of investments	$7,564	$24,547	$(16,983)

Change in fair value of investments were unrealized losses of $7.6 million and $24.5 million for the three months ended June 30, 2023 and 2022, respectively. The change of $17.0 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of debt and liability instruments
	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Change in fair value of debt and liability instruments	$54,512	$41,213	$13,299

Change in fair value of debt and liability instruments were losses of $54.5 million and $41.2 million for the three months ended June 30, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the three months ended June 30, 2023 primarily consisted of a loss of $40.0 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $14.3 million relating to the NovaQuest Facility. Change in fair value of debt and liability instruments for the three months ended June 30, 2022 primarily consisted of a loss of $57.9 million relating to the NovaQuest Facility which was primarily due to the impact of VTAMA approval in psoriasis, partially offset by a gain of $10.6 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Interest income

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest income	$(16,715)	$(1,981)	$(14,734)

Interest income increased by $14.7 million to $16.7 million for the three months ended June 30, 2023, compared to $2.0 million for the three months ended June 30, 2022. The increase is primarily the result of higher interest rates on our invested cash.

Interest expense

	Three Months Ended June 30,
	2023	2022	Change
	(in thousands)
Interest expense	$8,912	$2,612	$6,300

Interest expense increased by $6.3 million to $8.9 million for the three months ended June 30, 2023, compared to $2.6 million for the three months ended June 30, 2022. The increase primarily resulted from Dermavant’s revenue interest purchase and sale agreement (the “RIPSA”), pursuant to which funding of $160.0 million was received in June 2022 following the approval of VTAMA by the FDA in May 2022.

Liquidity and Capital Resources

For the three months ended June 30, 2023 and 2022, we incurred net losses of approximately $327.8 million and $353.8 million, respectively. As of June 30, 2023, we had cash and cash equivalents of approximately $1.4 billion and our accumulated deficit was approximately $4.1 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

We had cash, cash equivalents and restricted cash of approximately $1.4 billion at June 30, 2023, which we expect to support cash runway into the second half of calendar year 2025. However, we have based this estimate on assumptions that may prove to be wrong, which may require us to use our capital resources sooner than expected. See “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report.

Our short-term and long-term liquidity requirements as of June 30, 2023 included:

•	contractual payments related to our long-term debt (see Note 6, “Long-Term Debt” of our condensed consolidated financial statements);

•	obligations under our leases;

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $19.1 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $26.5 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $44.7 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts. There have been no material changes to the commitments relating to our leases during the three months ended June 30, 2023 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 15, “Leases” in our Form 10-K.

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

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2023 and 2022:

	Three Months Ended June 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(249,932)	$(252,082)
Net cash provided by (used in) investing activities	$105	$(7,459)
Net cash provided by financing activities	$7,477	$141,976

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the three months ended June 30, 2023, cash used in operating activities decreased by $2.2 million to $249.9 million compared to the three months ended June 30, 2022.

Investing Activities

Cash flow from investing activities includes purchase of property and equipment; and proceeds from sale of investment.

For the three months ended June 30, 2023 and 2022, cash flow from investing activities changed by $7.6 million to net cash provided by investing activities of $0.1 million from net cash used in investing activities of $7.5 million for the three months ended June 30, 2022. This change in cash flow is primarily related to the purchase of property and equipment in June 30, 2022.

Financing Activities

For the three months ended June 30, 2023, cash provided by financing activities decreased by $134.5 million to $7.5 million compared to the three months ended June 30, 2022. During the three months ended June 30, 2022, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022.

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

There have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2023 in our Form 10-K.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., we have yet to receive marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of June 30, 2023, we had cash and cash equivalents of approximately $1.4 billion and an accumulated deficit of approximately $4.1 billion.

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

Our drug discovery efforts are centered on our discovery Vants, including Psivant, Mvant and VantAI, which employ a variety of approaches to the drug discovery process, including quantitative proteomics, induced proximity and covalency. As a company, we have relatively limited experience in drug discovery generally and with certain of the computational tools that are employed in those efforts. Our future success depends, in part, on our ability to successfully use these approaches and technologies to identify promising new product candidates and eventually advance those product candidates through preclinical studies and clinical trials. We have not yet succeeded and may not succeed in advancing any product candidates developed through these discovery efforts into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our discovery Vants and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. In addition, many of the active drug discovery efforts at our discovery Vants are being conducted pursuant to collaboration agreements with third parties, in which the third parties are either owed milestone and royalty payments tied to the successful development and commercialization of successfully identified drug candidates, or have been granted exclusive or shared development and commercialization rights with respect to successfully identified drug candidates in exchange for upfront payments, shared expenses, and certain milestone and royalty payments owed to the discovery Vants. Any problems that we or our third party partners experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all. Even if successful, as a result of our collaboration agreements, our rights to commercialize any successfully discovered product candidates may be limited.

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

•
the federal false claims laws, including the False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim; or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. When an entity is determined to have violated the federal civil False Claims Act, the government may impose civil fines and penalties currently ranging from $13,508 to $27,018 for each false claim or statement for penalties assessed after January 30, 2023, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

In the United States, there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, in March 2010, the ACA was passed, which substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. The ACA, among other things, subjected biological products to potential competition by lower-cost biosimilars, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees and taxes on manufacturers of certain branded prescription drugs, and created a Medicare Part D coverage gap discount program, in which manufacturers must agree to offer 70% point-of-sale discounts off negotiated prices of applicable brand drugs to eligible beneficiaries during their coverage gap period, as a condition for the manufacturer’s outpatient drugs to be covered under Medicare Part D. However, effective January 1, 2025, this program will be replaced as a part of the Part D benefit redesign enacted under the Inflation Reduction Act of 2022 (“IRA”).

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers of 2% per fiscal year, which went into effect in 2013, and, due to subsequent legislative amendments, will remain in effect through the first six months of 2032 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. There was a 1% reduction through the end of June 2022, after which the cuts returned to 2%. Absent further Congressional action, there is a possibility that an up to 4% Medicare sequester could be triggered in January 2025, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. The American Rescue Plan Act of 2021 was expected to trigger a PAYGO sequestration order at the end of the 2021 Congressional session. However, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024.

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the IRA, a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. It is possible that Congress or the Administration may take further actions to control drug prices. In October 14, 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In response, the CMS innovation center released a report in February 2023, identifying three selected models: Medicare High-Value Drug Model, the Cell & Gene Therapy Access Model, and the Accelerating Clinical Evidence Model. We cannot predict how these new provisions would be implemented or their impact on Roivant.

Additionally, U.S. regulators continue to pursue policies designed to lower drug costs for federal programs and patients. In May 2019, the CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. This rulemaking also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, Congress has adopted various delays on the implementation or enforcement of the rule, including a postponement until January 2032 under the IRA. On December 31, 2020, CMS enacted a final rule expanding the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On May 23, 2023, CMS issued a Medicaid Drug Rebate Program proposed rule, which if finalized, would among other things, require drug manufacturers to aggregate certain price concessions when calculating Best Price, establish a price verification survey, and amend the definitions of a “covered outpatient drug” and a “manufacturer.” These changes, if finalized, could deepen rebates owed on Medicaid utilization, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny.

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

The Federal Trade Commission (“FTC”) Act, while not focused on data privacy or security, has proven to be a significant federal enforcement tool with respect to personal information, and recently in particularly personal health information. The FTC has used its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, to bring numerous cases against companies that collect personal information and fail to protect its security or to handle it in a manner that is fully consistent with stated privacy policies, notices, or other representations, including a recent case resulting in a settlement of $7.8 million. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the optimal means to mitigate the risk of such an action are uncertain.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which may complicate compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute similar to the HIPAA privacy and security regulations, expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), and imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018 (the “CCPA”), which was substantially amended in 2020 pursuant to the California Privacy Rights Act (the “CPRA”) generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt-out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and an agency established pursuant to the CPRA amendments, the California Privacy Protection Agency, have authority to implement and enforce the CCPA. California’s aggressive steps to protect consumer privacy have been followed by similar actions in the legislatures of other states, including Colorado, Connecticut, Iowa, Indiana, Montana, Oregon, Tennessee, Utah, and Virginia, all of which have passed CCPA/CPRA-like legislation to provide their respective residents with similar rights. Recently, both Nevada and Washington State enacted laws to protect the privacy of personal health information specifically, both of which generally require consent for the collection, use, or sharing of any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages, which are capped at $25,000 for violations of RCW Chapter 19.86; and (iii) recovery of reasonable attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

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

Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield was since developed. In July 2023, the U.S. and EU implemented a new regulatory regime replacing the invalidated Privacy Shield. Companies can now use this new mechanism to transfer personal data from the EU to the U.S. and potentially from the UK and Switzerland to the U.S., subject to national implementation in these jurisdictions. At the moment, it is unclear whether the anticipated legal challenges against this new regulatory regime, which may similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

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

If we or our third-party service providers are unable to properly protect the privacy and security of personal information, or other sensitive data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, EU Data Protection Authorities and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the United States, the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

We are centrally managed and controlled in the United Kingdom. The United Kingdom formally exited the EU, commonly referred to as Brexit, on January 31, 2020. Under the terms of its departure, the United Kingdom entered a transition period (the “Transition Period”), during which it continued to follow all EU rules. The Transition Period ended on December 31, 2020. A trade and cooperation agreement which outlines the trading relationship between the U.K. and E.U. now that the transition period has concluded, applied provisionally from January 1, 2021 and formally entered into force on May 1, 2021. Further, in February 2023, an agreement in principle was reached by the UK and EU, known as the Windsor Agreement, relating to post-Brexit trade issues in Northern Ireland, which seeks to simplify the supply of medicines between Great Britain and Northern Ireland and will mean the EU legislation may not apply in all cases in Northern Ireland. The new framework to be introduced by the Windsor Agreement is due to apply from January 1, 2025.

There continues to be considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The long-term impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to further diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. The EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. entered into application in January 2022 and consequently do not apply in the U.K. The UK government is instead consultant on the future regime for clinical trials in the UK. There is also a risk that the relevant authorities in the EU and the United Kingdom are unable to meet the additional administrative burden caused by Brexit. Any delay in obtaining, or an inability to obtain, any marketing approvals or necessary modifications to such approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our products and, if approved, product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there was disruption to import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if repeated, may delay time-sensitive shipments and may negatively impact our product supply chain. There are also differences between the regulatory regimes. For example, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is based on the prevalence of the condition in Great Britain as opposed to the previous position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom. Further, there is no designation step required in the UK, and the criteria for orphan designation will be determined at the time of authorization.

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

Brexit has also resulted in a reduction of funding to the EMA as the United Kingdom no longer makes financial contributions to European institutions, such as the EMA. This could create delays in the EMA issuing regulatory approvals for our products and product candidates and, accordingly, have a material adverse effect on our business, financial condition, results of operations or prospects.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the United States Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey (the “Acuitas Action”). On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). Genevant GmbH and Arbutus expect a response from Pfizer and BioNTech later this calendar year.

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

We have elected to redeem the Warrants for a redemption price of $0.10 per warrant.

Under the terms of the Warrant Agreement, we are entitled to redeem the Public Warrants at a redemption price of $0.10 per Public Warrant (the “Redemption Price”) if (i) the last reported sales price (the “Reference Value”) of the Common Shares is at least $10.00 per share for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which a notice of redemption is given and (ii) if the Reference Value is less than $18.00 per share, the outstanding Private Warrants are also concurrently called for redemption on the same terms as the outstanding Public Warrants. This share price performance requirement was satisfied as of July 28, 2023. On August 2, 2023, we issued a redemption notice for both the Public Warrants and the Private Warrants at a redemption price of $0.10 per Warrant.

The rights of the Warrant holders to exercise their Warrants will terminate at 5:00 p.m. New York City Time on September 1, 2023 (the “Redemption Date”). Immediately after 5:00 p.m. New York City Time on the Redemption Date, holders of unexercised Warrants will have no rights with respect to those Warrants, except to receive the Redemption Price.

Holders of the Warrants may elect to exercise Warrants on a “cashless basis” (a “Make-Whole Exercise”) whereby, in lieu of paying the Company the $11.50 exercise price per Common Share, the surrendering holder will receive a certain number of the Company’s Common Shares as determined pursuant to Section 6.2 and Section 3.3.1 of the Warrant Agreement. The number of shares that each surrendering Warrant holder will receive by virtue of a Make-Whole Exercise is calculated in accordance with Sections 6.2 and 3.3.1 of the Warrant Agreement and based on: (i) the period of time between the Redemption Date and the expiration of the Warrants and (ii) the “redemption fair market value” (being the volume-weighted average price of the Common Shares for the ten (10) trading days immediately following the date the Notice of Redemption was issued) (the “Redemption Fair Market Value”). The Company will inform holders of Warrants of the Redemption Fair Market Value no later than one (1) business day after the ten (10) trading day period ends. In no event will the number of Common Shares issued in connection with a Make-Whole Exercise exceed 0.361 Common Shares per Warrant.

If holders do not exercise their warrants prior to the Redemption Date, their Warrants will be redeemed at the Redemption Price, which may be less than the value of the consideration holders would receive if they elected to exercise their Warrants.

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

Sales of a substantial number of our Common Shares in the public market by us or certain of our existing large shareholders, or the perception that these sales could occur, could substantially decrease the market price of our Common Shares. As of July 5, 2023, these large shareholders held approximately 70.3% of our issued and outstanding Common Shares. These shares have been registered for re-sale pursuant to a registration statement on Form S-3 and may also be sold pursuant to Rule 144 under the Securities Act, subject to certain restrictions (including restrictions applicable to affiliates in the case of shares held by persons deemed to be our affiliates).While certain of our significant shareholders are subject to contractual lock-up agreements as described under the heading “Lock-Up Agreements” in the description of our share capital attached as exhibit 4.5 to our annual report on Form 10-K filed with the SEC on June 28, 2023, these lock-up agreements are subject to significant limitations and expire by their terms on February 29, 2024. The market price of our Common Shares could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. This, in turn, could also make it more difficult for us to raise additional funds through future offerings of our Common Shares or other securities at prices that are attractive to us, or at all.

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

Date: August 14, 2023