Form 10-Q
period 2023-09-30
Roivant Sciences Ltd.
filed 2023-11-13
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of November 9, 2023, the registrant had 803,921,356 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

Where You Can Find More Information

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate twitter account (@Roivant), other social media platforms, webcasts, press releases and conference calls. Similarly, our subsidiary Immunovant, Inc. may announce material business and financial information to its investors and others using its investor relations website (https://immunovant.com/investors), filings it makes with the SEC, social media platforms, webcasts, press releases and conference calls. We and our public company subsidiaries use these mediums to communicate with our and our public company subsidiaries’ shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company and our public company subsidiaries to review this information.

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

The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our limited operating history and risks involved in biopharmaceutical product development;

•	our limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);

•	our ability to raise additional capital to fund our business on acceptable terms or at all;

•	the fact that we will likely incur significant operating losses for the foreseeable future;

•	our ability to acquire or in-license new product candidates;

•	our ability to identify new product candidates through our discovery efforts;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	our ability to consummate strategic transactions, including the Roche Transaction (as defined below);

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,408,231	$1,676,813
Other current assets	143,396	121,774
Total current assets	1,551,627	1,798,587
Property and equipment, net	24,477	39,086
Operating lease right-of-use assets	48,629	53,251
Investments measured at fair value	250,393	304,317
Intangible assets, net	140,621	144,881
Other assets	49,796	49,482
Total assets	$2,065,543	$2,389,604
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$44,123	$37,830
Accrued expenses	152,923	167,129
Operating lease liabilities	10,903	11,693
Current portion of long-term debt (includes $28,120 and $26,940 accounted for under the fair value option at September 30, 2023 and March 31, 2023, respectively)	48,998	40,720
Other current liabilities	8,599	15,076
Total current liabilities	265,546	272,448
Liability instruments measured at fair value	31,114	63,546
Operating lease liabilities, noncurrent	48,630	53,476
Long-term debt, net of current portion (includes $188,911 and $180,700 accounted for under the fair value option at September 30, 2023 and March 31, 2023, respectively)	389,445	375,515
Other liabilities	5,175	17,032
Total liabilities	739,910	782,017
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 800,792,365 and 760,143,393 shares issued and outstanding at September 30, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	5,320,503	4,933,137
Accumulated deficit	(4,368,897)	(3,772,754)
Accumulated other comprehensive loss	(3,072)	(2,617)
Shareholders’ equity attributable to Roivant Sciences Ltd.	948,534	1,157,766
Noncontrolling interests	377,099	449,821
Total shareholders’ equity	1,325,633	1,607,587
Total liabilities and shareholders’ equity	$2,065,543	$2,389,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$18,424	$4,969	$35,083	$5,110
License, milestone and other revenue	18,677	7,564	23,642	11,742
Revenue, net	37,101	12,533	58,725	16,852
Operating expenses:
Cost of revenues	3,266	3,641	7,480	5,367
Research and development (includes $8,877 and $7,417 of share-based compensation expense for the three months ended September 30, 2023 and 2022 and $16,830 and $19,660 for the six months ended September 30, 2023 and 2022, respectively)	131,984	131,995	257,117	267,825
Acquired in-process research and development	13,950	—	26,450	—
Selling, general and administrative (includes $40,309 and $54,479 of share-based compensation expense for the three months ended September 30, 2023 and 2022 and $81,501 and $115,030 for the six months ended September 30, 2023 and 2022, respectively)	164,355	157,663	320,545	306,735
Total operating expenses	313,555	293,299	611,592	579,927
Loss from operations	(276,454)	(280,766)	(552,867)	(563,075)
Change in fair value of investments	45,849	54,678	53,413	79,225
Change in fair value of debt and liability instruments	21,533	(13,541)	76,045	27,672
Gain on deconsolidation of subsidiaries	(17,354)	(16,762)	(17,354)	(16,762)
Interest income	(14,299)	(5,670)	(31,014)	(7,651)
Interest expense	9,247	8,335	18,159	10,947
Other expense, net	5,931	5,950	1,338	7,035
Loss before income taxes	(327,361)	(313,756)	(653,454)	(663,541)
Income tax expense	3,757	2,165	5,509	6,164
Net loss	(331,118)	(315,921)	(658,963)	(669,705)
Net loss attributable to noncontrolling interests	(26,791)	(24,331)	(62,820)	(46,306)
Net loss attributable to Roivant Sciences Ltd.	$(304,327)	$(291,590)	$(596,143)	$(623,399)
Net loss per common share—basic and diluted	$(0.40)	$(0.42)	$(0.78)	$(0.89)
Weighted average shares outstanding—basic and diluted	770,227,849	699,888,061	764,780,630	697,894,414

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2023	2022	2023	2022
Net loss	$(331,118)	$(315,921)	$(658,963)	$(669,705)
Other comprehensive income (loss):
Foreign currency translation adjustment	3,602	3,752	(546)	9,519
Total other comprehensive income (loss)	3,602	3,752	(546)	9,519
Comprehensive loss	(327,516)	(312,169)	(659,509)	(660,186)
Comprehensive loss attributable to noncontrolling interests	(26,727)	(24,648)	(62,911)	(46,822)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(300,789)	$(287,521)	$(596,598)	$(613,364)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

	Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2023	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139
Issuance of the Company’s common shares, net of issuance costs	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares related to settlement of warrants	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares under employee stock purchase plan	96,385	—	587	—	—	—	587
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,402,885	—	20,873	—	—	—	20,873
Deconsolidation of subsidiaries	—	—	—	—	—	(35,050)	(35,050)
Subsidiary stock options exercised	—	—	131	—	—	65	196
Cash contributions to majority-owned subsidiaries	—	—	(571)	—	—	571	—
Share-based compensation	—	—	34,487	—	—	14,831	49,318
Foreign currency translation adjustment	—	—	—	3,538	—	64	3,602
Net loss	—	—	—	—	(304,327)	(26,791)	(331,118)
Balance at September 30, 2023	800,792,365	$—	$5,320,503	$(3,072)	$(4,368,897)	$377,099	$1,325,633

		Shareholders’ Equity
	Redeemable Noncontrolling Interest			Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Company	—	—	—	(251)	—	—	251	—
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	—	4,739,781	—	(8,329)	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	(331,809)	(21,975)	(353,784)
Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$5,020	$(3,095,533)	$371,280	$1,755,391
Issuance of the Company’s common shares in connection with equity incentive plans	—	1,185,639	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(2,240)	—	—	2,240	—
Deconsolidation of subsidiary	(22,491)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	57,415	—	—	4,564	61,979
Foreign currency translation adjustment	—	—	—	—	4,069	—	(317)	3,752
Net loss	—	—	—	—	—	(291,590)	(24,331)	(315,921)
Balance at September 30, 2022	$—	704,386,981	$—	$4,538,635	$9,089	$(3,387,123)	$353,548	$1,514,149

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(658,963)	$(669,705)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	98,578	134,773
Change in fair value of investments	53,413	79,225
Change in fair value of debt and liability instruments	76,045	27,672
Gain on deconsolidation of subsidiaries	(17,354)	(16,762)
Depreciation and amortization	11,426	7,753
Non-cash lease expense	3,316	4,194
Other	5,295	8,716
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(26,279)	(30,219)
Accounts payable	10,142	6,774
Accrued expenses	(12,390)	1,447
Operating lease liabilities	(4,154)	(4,753)
Other	14,566	9,173
Net cash used in operating activities	(446,359)	(441,712)
Cash flows from investing activities:
Milestone payments	—	(140,136)
Purchase of property and equipment	(678)	(10,560)
Proceeds from sale of subsidiary interests	47,500	—
Cash decrease upon deconsolidation of subsidiaries	(83,679)	(3,615)
Other	511	—
Net cash used in investing activities	(36,346)	(154,311)
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	199,822	—
Proceeds from subsidiary debt financings, net of financing costs paid	—	159,899
Payment of subsidiary dividend	(6,000)	—
Repayment of debt by subsidiary	(14,471)	(14,685)
Payment of offering costs and loan origination costs	—	(2,250)
Payments on principal portion of finance lease obligations	(907)	—
Proceeds from exercise of the Company’s and subsidiary stock options	42,142	—
Taxes paid related to net settlement of equity awards	(5,788)	(8,329)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	587	—
Proceeds from exercise of the Company’s warrants	5	—
Payment for redemptions of the Company’s warrants	(41)	—
Net cash provided by financing activities	215,349	134,635
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(1,571)	—
Net change in cash, cash equivalents and restricted cash	(268,927)	(461,388)
Cash, cash equivalents and restricted cash at beginning of period	1,692,115	2,074,034
Cash, cash equivalents and restricted cash at end of period	$1,423,188	$1,612,646
Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$83,258	$—
Issuance of the Company’s common shares and other consideration for an acquisition	$—	$9,694
Other	$33	$691

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

(B) Liquidity

The Company has incurred significant losses and negative cash flows from operations since its inception. As of September 30, 2023, the Company had cash and cash equivalents of approximately $1.4 billion and its accumulated deficit was approximately $4.4 billion. For the six months ended September 30, 2023 and 2022, the Company incurred net losses of approximately $659.0 million and $669.7 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the six months ended September 30, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, for any other interim period, or for any other future year.

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

The Company has long-lived assets in different geographic locations. As of September 30, 2023 and March 31, 2023, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	September 30, 2023	March 31, 2023
Cash and cash equivalents	$1,408,231	$1,676,813
Restricted cash (included in “Other current assets”)	5,474	5,011
Restricted cash (included in “Other assets”)	9,483	10,291
Cash, cash equivalents and restricted cash	$1,423,188	$1,692,115

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

(F) Investments

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

(G) Fair Value Measurements

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant, (as defined and discussed in Note 3, “Equity Method Investments”); liability instruments issued, including warrant and earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The shares of common stock of Heracles Parent, L.L.C., the parent entity of Datavant (as defined and discussed in Note 3, “Equity Method Investments”) and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Prior to their settlement, the Public Warrants were publicly traded and therefore were classified as Level 1 as the Public Warrants had a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant Sciences Ltd. (together with its wholly owned subsidiaries, “Dermavant”), which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

(H) Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Form 10-K for the year ended March 31, 2023.

(I) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the six months ended September 30, 2023.

(J) Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date. Unless otherwise disclosed above, the Company does not believe that the adoption of recently issued standards have or may have a material impact on its condensed consolidated financial statements and disclosures.

Note 3—Equity Method Investments

The Company maintains equity method investments in certain entities. As of September 30, 2023 and March 31, 2023, the most significant of these were our investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of September 30, 2023, RSL held approximately 23% of issued and outstanding shares of Arbutus.

At September 30, 2023 and March 31, 2023, the aggregate fair value of the Company’s investment in Arbutus was $78.9 million and $117.7 million, respectively. During the three and six months ended September 30, 2023, the Company recognized unrealized losses of $10.5 million and $38.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2022, the Company recognized unrealized losses of $31.1 million and $41.6 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on September 30, 2023 and March 31, 2023 of $2.03 and $3.03, respectively.

Investment in Datavant

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). As of September 30, 2023, the Company’s minority equity interest represented approximately 17% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of September 30, 2023 and March 31, 2023, the fair value of the Company’s investment was $164.3 million and $178.6 million, respectively. During the three and six months ended September 30, 2023, the Company recognized unrealized losses on its investment in Datavant of $35.1 million and $14.3 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2022, the Company recognized unrealized losses on its investment of $21.9 million and $28.9 million, respectively, in the accompanying condensed consolidated statements of operations.

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets:

	Remaining Weighted Average Estimated Useful Lives (in years)	September 30, 2023 (in thousands)
Gross amount	15.0	$153,052
Less: accumulated amortization		(12,431)
Net book value		$140,621

The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Amortization expense was $2.4 million and $2.2 million for the three months ended September 30, 2023 and 2022, respectively, and $4.8 million and $2.9 million for the six months ended September 30, 2023 and 2022, respectively. Amortization expense was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $4.7 million for the remainder of the year ended March 31, 2024, $9.3 million for each of the years ended from March 31, 2025 through March 31, 2028 and $98.7 million thereafter.

Note 5—Recent Transactions

(A)	Asset Acquisition

In July 2023, a newly-formed subsidiary in-licensed certain intellectual property rights in exchange for a $14.0 million upfront cash payment. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The acquired rights represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $14.0 million as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2023.

Additionally, the newly-formed subsidiary agreed to pay up to $280 million of future development, regulatory, and commercial milestone payments and tiered high-single digit sales-based royalties.

(B)	Deconsolidation of Subsidiaries

In July 2023, VantAI Holdings, Inc. (“VantAI”), a wholly-owned subsidiary of the Company, completed a transaction pursuant to which SK, Inc. (“SK”) contributed $6.0 million to VantAI in exchange for preferred shares in VantAI (the “VantAI Preferred Financing”). In August 2023, the Company and SK Biopharmaceuticals Co., Ltd. (“SK Bio”), a subsidiary of SK, completed a transaction pursuant to which SK Bio purchased all of the Company’s shares in Proteovant Sciences, Inc. (“Proteovant”) in exchange for $47.5 million (the “Proteovant Sale”).

As a result of changes in governance and voting rights, the Company determined that it no longer held a controlling financial interest in VantAI. Accordingly, the Company deconsolidated VantAI as of July 2023. The Company recorded a $17.4 million gain on deconsolidation of Proteovant and VantAI in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2023.

Upon deconsolidation, the Company recorded its $9.0 million retained investment in VantAI based upon the fair value of the preferred shares held by the Company. Due to the Company’s significant influence over the operating and financial policies of VantAI, the Company will account for its retained interest under the equity method of accounting.

Note 6—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at September 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023

Prepaid expenses	$60,718	$60,827
Trade receivables, net	52,118	30,379
Restricted cash	5,474	5,011
Inventory	4,905	2,761
Income tax receivable	2,506	2,356
Other	17,675	20,440
Total other current assets	$143,396	$121,774

(B) Accrued Expenses

Accrued expenses at September 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023

Research and development expenses	$72,554	$76,278
Compensation-related expenses	30,723	55,186
Sales allowances	18,944	17,569
Other expenses	30,702	18,096
Total accrued expenses	$152,923	$167,129

(C) Other Current Liabilities

Other current liabilities at September 30, 2023 and March 31, 2023 consisted of the following (in thousands):

	September 30, 2023	March 31, 2023

Deferred revenue	$5,798	$12,444
Income tax payable	1,358	542
Other	1,443	2,090
Total other current liabilities	$8,599	$15,076

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

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $44.1 million as of September 30, 2023.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of September 30, 2023 and March 31, 2023, the fair value of the debt was $217.0 million and $207.6 million, respectively. Refer to Note 13, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	September 30, 2023	March 31, 2023
Fair value of long-term debt	$217,031	$207,640
Less: current portion	(28,120)	(26,940)
Total long-term debt, net	$188,911	$180,700

Credit Facility with XYQ Luxco

In May 2021, Dermavant and certain of its subsidiaries entered into a $40.0 million senior secured credit facility (the “Credit Facility”) with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of September 30, 2023. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	September 30, 2023	March 31, 2023
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(8,905)	(10,170)
Total debt, net	36,095	34,830
Less: current portion	—	—
Total long-term debt, net	$36,095	$34,830

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

The RIPSA carrying balance was as follows (in thousands):
	September 30, 2023	March 31, 2023
Carrying balance	$189,714	$178,571
Less: unamortized issuance costs	(4,397)	(4,806)
Total debt, net	185,317	173,765
Less: current portion	(20,878)	(13,780)
Total long-term debt, net	$164,439	$159,985

Note 8—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of September 30, 2023, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Common Share Purchase and Share Agreements

In September 2023, the Company entered into common share purchase and sale agreements with certain institutional investors, pursuant to which the Company sold an aggregate of 19,600,685 of its common shares at a purchase price of $10.21 per share. Net proceeds to the Company were approximately $199.8 million after deducting offering expenses.

Note 9—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At September 30, 2023, a total of 41,722,310 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the six months ended September 30, 2023 was as follows:

Number of Options
Options outstanding at March 31, 2023	154,271,791
Granted	4,497,911
Exercised	(9,411,537)
Forfeited/Canceled	(604,245)
Options outstanding at September 30, 2023	148,753,920
Options exercisable at September 30, 2023	86,575,431

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the six months ended September 30, 2023 was as follows:

Number of Shares
Non-vested balance at March 31, 2023	20,700,788
Granted	4,123,913
Vested	(4,023,340)
Forfeited	(727,950)
Non-vested balance at September 30, 2023	20,073,411

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of September 30, 2023, there were 591,887 non-service-vested capped value appreciation rights (“CVARs”) and 28,161,790 service-vested CVARs relating to the March 2020 grants. During the six months ended September 30, 2023, 3,247,903 service-vested CVARs subject to the knock-in condition satisfied both the applicable hurdle price and the knock-in condition on the applicable measurement date, and as a result, 1,059,907 common shares were issued upon their settlement.

November 2021 CVAR Grants

Activity for CVARs under the RSL 2021 EIP for the six months ended September 30, 2023 was as follows:

Number of CVARs
Non-vested balance at March 31, 2023	3,222,645
Vested	(628,971)
Forfeited	(87,175)
Non-vested balance at September 30, 2023	2,506,499

During the six months ended September 30, 2023, 628,971 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $14.9 million and $29.8 million for the three and six months ended September 30, 2023, respectively, and $12.6 million and $24.1 million for the three and six months ended September 30, 2022, respectively, related to subsidiary EIPs.

Note 10—Income Taxes

The Company’s effective tax rate for the three and six months ended September 30, 2023 was (1.1)% and (0.8)%, respectively, and the effective tax rate for the three and six months ended September 30, 2022 was (0.7)% and (0.9)%, respectively. The effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 11—Commitments and Contingencies

(A) Commitments

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of September 30, 2023, the minimum purchase commitment related to these agreements is estimated to be approximately $42.6 million.

In November 2021, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), entered into a Product Service Agreement with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of September 30, 2023, the minimum purchase commitment related to this agreement is estimated to be approximately $18.7 million.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of September 30, 2023, the remaining minimum payments for this software subscription are $19.1 million.

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

The Company also has commitments relating to its long-term debt and leases. Refer to Note 7, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s leases during the six months ended September 30, 2023 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 15, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

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

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey. On October 13, 2023, Genevant and Arbutus filed a motion to dismiss the re-filed complaint. Each of Genevant and Arbutus intends to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of September 30, 2023 and March 31, 2023.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of September 30, 2023, no Earn-Out Shares have vested.

Public Warrants and Private Placement Warrants

Immediately following the Business Combination, the Company had 10,214,365 outstanding warrants for the purchase of one of the Company’s common shares, which were held by the MAAC Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”), and 20,535,896 outstanding warrants for the purchase of one of the Company’s common shares, which were held by MAAC’s shareholders at an exercise price of $11.50 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). Pursuant to the Warrant Agreement, dated October 6, 2020, by and between the Montes Archimedes Acquisition Corp. (“MAAC”) and Continental Stock Transfer & Trust Company, as predecessor warrant agent, as modified by the Warrant Assumption Agreement, dated September 30, 2021, by and among MAAC, the Company and American Stock Transfer & Trust Company, LLC as successor warrant agent (as modified, the “Warrant Agreement”), the Warrants became exercisable 30 days following the completion of the Business Combination and would expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Prior to their settlement, the Warrants required liability classification and were classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability were subject to remeasurement with changes in fair value recognized in the Company’s statements of operations. The Warrants were remeasured immediately prior to settlement. These remeasurements were recognized in “Change in fair value of debt and liability instruments” in the accompanying condensed consolidated statements of operations.

Under the terms of the Warrant Agreement, the Company was entitled to redeem the Public Warrants at a redemption price of $0.10 per Public Warrant because the last reported sales price (the “Reference Value”) of the Company’s common shares was at least $10.00 per share for any twenty (20) trading days within the thirty (30) trading-day period ending on the third trading day prior to the date on which RSL gave a Notice of Redemption. In addition, because the Reference Value was less than $18.00 per share, the outstanding Private Placement Warrants were also required to be concurrently called for redemption on the same terms as the outstanding Public Warrants. This share price performance requirement was satisfied as of July 28, 2023. On August 2, 2023, the Company announced that it would redeem all Warrants that remain outstanding on September 1, 2023 (the “Redemption Date”).

Prior to the Redemption Date, Warrant holders were permitted to exercise the Warrants (i) for cash, at an exercise price of $11.50 per common share, or (ii) on a “cashless basis” whereby, in lieu of paying the Company the $11.50 exercise price per common share, the surrendering holder would receive approximately 0.2495 common shares per Warrant as determined in accordance with the terms of the Warrant Agreement.

Of the 20,475,875 Public Warrants that were outstanding as of June 30, 2023, 397 Public Warrants were exercised for cash at an exercise price of $11.50 per common share in exchange for an aggregate of 397 common shares and 20,061,507 were exercised on a cashless basis in exchange for an aggregate of 5,005,531 common shares. The remaining 413,971 unexercised Public Warrants were redeemed at the $0.10 redemption price. In addition, all of the Private Placement Warrants were exercised on a cashless basis in exchange for an aggregate of 2,548,621 common shares.

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2023 and March 31, 2023, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2023				As of March 31, 2023
	Level 1	Level 2	Level 3	Balance as of September 30, 2023	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Assets:
Money market funds	$995,030	$—	$—	$995,030	$1,496,726	$—	$—	$1,496,726
Investment in Datavant Class A units	—	—	164,325	164,325	—	—	178,579	178,579
Investment in Arbutus common shares	78,860	—	—	78,860	117,708	—	—	117,708
Other investments	7,208	—	—	7,208	8,030	—	—	8,030
Total assets at fair value	$1,081,098	$—	$164,325	$1,245,423	$1,622,464	$—	$178,579	$1,801,043
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$217,031	$217,031	$—	$—	$207,640	$207,640
Liability instruments measured at fair value(1)	—	—	31,114	31,114	29,895	—	33,651	63,546
Total liabilities at fair value	$—	$—	$248,145	$248,145	$29,895	$—	$241,291	$271,186

(1)
At September 30, 2023,  Level 3 includes the fair value of the Earn-Out Shares of $27.6 million and other liability instruments issued of $3.5 million. At March 31, 2023, Level 1 includes the fair value of the Public Warrants of $29.9 million, and Level 3 includes the fair value of the Earn-Out Shares of $15.2 million, Private Placement Warrants of $15.2 million, and other liability instruments issued of $3.3 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the six months ended September 30, 2023.

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

The changes in fair value of the Level 3 assets during the six months ended September 30, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(28,942)
Balance at September 30, 2022	$165,021

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net loss	(14,254)
Balance at September 30, 2023	$164,325

The changes in fair value of the Level 3 liabilities during the six months ended September 30, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$204,293
Payments related to long-term debt	(14,687)
Changes in fair value of debt and liability instruments, included in net loss	37,705
Balance at September 30, 2022	$227,311

Balance at March 31, 2023	$241,291
Payments related to long-term debt	(14,687)
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of debt and liability instruments, included in net loss	49,631
Balance at September 30, 2023	$248,145

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

	Point Estimate Used
Input	As of September 30, 2023	As of March 31, 2023
Volatility	100.0%	100.0%
Risk-free rate	5.07%	4.02%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of September 30, 2023 and March 31, 2023 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

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

	Point Estimate Used
Input	As of September 30, 2023	As of March 31, 2023
Volatility	69.3%	79.9%
Risk-free rate	4.80%	3.76%

As of September 30, 2023 and March 31, 2023, the fair value of the Earn-Out Shares was $27.6 million and $15.2 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Private Placement Warrants

Prior to their settlement, the fair value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note 12, “Earn-Out Shares, Public Warrants and Private Placement Warrants” and the added restriction by which the Company could not redeem the Private Placement Warrants if the Reference Value was greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

Point Estimate Used
Input	As of March 31, 2023
Volatility	50.5%
Risk-free rate	3.76%
Term (in years)	3.50

In August 2023, the Company announced that it would redeem all Warrants that remain outstanding on September 1, 2023. All of the Private Placement Warrants were exercised. As of March 31, 2023, the fair value of the Private Placement Warrants was $15.2 million, which was included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

As of September 30, 2023 and 2022, potentially dilutive securities were as follows:

	September 30, 2023	September 30, 2022
Stock options and performance stock options	148,753,920	154,836,057
Restricted stock units and performance stock units (non-vested)	20,073,411	25,214,766
March 2020 CVARs(1)	28,753,677	32,011,996
November 2021 CVARs (non-vested)	2,506,499	4,060,128
Restricted common stock (non-vested)	487,005	772,018
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	—	10,214,365
Public Warrants	—	20,475,875
Other stock based awards and instruments issued	5,611,820	6,209,162

(1)	Refer to Note 9, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 15—Subsequent Events

In October 2023, the Company’s subsidiary, Immunovant, completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by the Company on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, the Company purchased 4,473,684 shares of Immunovant’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to Immunovant were approximately $466.6 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses. The Company’s participation in Immunovant’s October offering resulted in an equity ownership interest in Immunovant of approximately 55%, and the Company will continue to consolidate Immunovant.

On October 22, 2023, the Company, the Company’s subsidiary Telavant Holdings, Inc. (“Telavant”), Pfizer Inc. (“Pfizer”) and Roche Holdings, Inc. (“Roche”) entered into a Stock Purchase Agreement (the “Purchase Agreement”), pursuant to which Roche agreed to acquire all of the issued and outstanding shares of capital stock of Telavant on the terms and subject to the conditions set forth in the Purchase Agreement (the “Roche Transaction”). Telavant holds the rights to RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease. The Company owns 75% of the issued and outstanding shares of common stock and preferred stock of Telavant and Pfizer owns the remaining 25%, in each case on an as-converted basis.

The total consideration to be paid by Roche is comprised of (i) $7.1 billion in cash at the closing of the Roche Transaction, subject to certain customary adjustments as set forth in the Purchase Agreement, and (ii) a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC, as described in more detail in the Purchase Agreement, in each case to be paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. The Company expects to receive cash proceeds of approximately $5.2 billion upon closing of the Roche Transaction and is eligible to receive approximately $110 million for its portion of a one-time milestone payment upon Phase 3 initiation in UC.

The Company is in the process of evaluating the accounting impact on the consolidated financial statements. The Roche Transaction is expected to close in the fourth quarter of calendar year 2023 or the first quarter of calendar year 2024. The closing of the Roche Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including certain regulatory approvals. The Purchase Agreement contains customary representations, warranties and covenants related to the Roche Transaction. The Purchase Agreement also includes customary termination provisions and provides that, if the Roche Transaction has not been consummated by July 23, 2024, the parties may terminate the Purchase Agreement and abandon the Roche Transaction.

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

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; batoclimab and IMVT-1402, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several immunoglobulin G (“IgG”) mediated autoimmune indications; brepocitinib, a novel TYK2/JAK1 inhibitor in late stage development for dermatomyositis, systemic lupus erythematosus and other autoimmune conditions; and additional clinical stage molecules. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

In October 2023, Roivant entered into a definitive agreement to sell its subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (the “Roche Transaction”). The agreement includes the development, manufacturing and commercialization rights in the United States and Japan for RVT-3101, a novel TL1A directed antibody, held by Telavant. The Roche Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. The Roche Transaction is currently expected to close in the fourth quarter of calendar year 2023 or the first quarter of calendar year 2024.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3 Completed*
RVT-3101	Ulcerative Colitis	Telavant	Biologic	Phase 3*+
RVT-3101	Crohn’s Disease	Telavant	Biologic	Phase 2+
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Systemic Lupus Erythematosus	Priovant	Small Molecule	Phase 2*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
RVT-2001	Transfusion-Dependent Anemia in Patients with Lower-Risk MDS	Hemavant	Small Molecule	Phase 1/2

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

+ Subject to a definitive agreement to sell Telavant to Roche. For more information on the Roche Transaction, please refer to Note 15 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of September 30, 2023.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	100%	85%
Immunovant	56%[3]	49%[3]
Telavant	75%†	74%†
Priovant	75%	68%
Genevant	83%	65%
Kinevant	96%	90%
Hemavant	100%	99%
Covant	100%	92%
Psivant	100%	87%
Arbutus	23%[3]	21%[3]
Lokavant	65%	56%
VantAI	60%	50%
Datavant	*	*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.
Denotes entities that are publicly traded. Immediately following the closing of Immunovant’s financing on October 2, 2023, Roivant held a 55% Basic and 49% Fully Diluted ownership interest in Immunovant.

†
Subject to a definitive agreement to sell Telavant to Roche. For more information on the Roche Transaction, please refer to Note 15 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

*
As of September 30, 2023, the Company’s minority equity interest in Datavant represented approximately 17% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
IMVT-1402	Immunovant	Data from IMVT-1402 MAD 600mg SC cohort	Nov. 2023
Brepocitinib	Priovant	Topline data from potentially registrational Phase 2B trial in systemic lupus erythematosus	4Q 2023
Batoclimab	Immunovant	Initial data from Phase 2 trial in Graves’ disease	Year-end 2023
RVT-2001	Hemavant	Data from RVT-2001 Phase 1/2 trial in lower-risk myelodysplastic syndrome	1Q 2024
VTAMA (tapinarof) cream	Dermavant	Expected sNDA filing for VTAMA in atopic dermatitis	1Q 2024
Brepocitinib	Priovant	Topline data from proof-of-concept trial in noninfectious uveitis	1Q 2024
Batoclimab	Immunovant	Initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1H 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. RVT-3101 is subject to a definitive agreement to sell Telavant to Roche. For more information on the Roche Transaction, please refer to Note 15 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Recent Developments

• Telavant: In October 2023, Roivant entered into a definitive agreement with Roche for the sale of Telavant. Roche will gain the rights to develop, manufacture and commercialize RVT-3101 in the US and Japan for the treatment of inflammatory bowel disease and potentially other diseases. Under the terms of the agreement, Roche will pay a purchase price of $7.1 billion upfront and a milestone payment of $150 million payable upon the initiation of a Phase 3 trial in ulcerative colitis. Roivant owns 75% of the issued and outstanding shares of common stock and preferred stock of Telavant and Pfizer owns the remaining 25%, in each case on an as-converted basis. Roivant’s net proceeds from the transaction are expected to be approximately $5.2 billion plus $110 million from the milestone payment. Regulatory filings in connection with the transaction have been submitted and the closing of the transaction remains on track for the fourth quarter of 2023 or the first quarter of 2024.

• Immunovant: In September 2023, Immunovant announced initial data from the Phase 1 clinical trial evaluating the safety, tolerability, and pharmacodynamic profiles of IMVT-1402 in healthy adults showed that subcutaneously administered doses of IMVT-1402 produced dose-dependent reductions in Immunoglobulin G, with no statistically significant dose-related decrease in serum albumin or increase in LDL cholesterol, strengthening IMVT-1402 as a potential best-in-class neonatal fragment crystallizable receptor (FcRn) inhibitor.  In October 2023, Immunovant announced the closing of an underwritten public offering and concurrent private placement offering of common stock yielding approximately $467 million in net proceeds to Immunovant, after deducting underwriting commissions and estimated offering expenses. Roivant owns approximately 55.2% of Immunovant as of November 3, 2023.

• Dermavant: For the second quarter ended September 30, 2023, Roivant reported VTAMA net product revenue of $18.4M, representing a 28% gross-to-net yield for the quarter. As of November 2023, over 250,000 VTAMA prescriptions have been written by approximately 12,800 unique prescribers for psoriasis, based on IQVIA data. Coverage has been expanded to 137 million US commercial lives and includes coverage by all three of the top pharmacy benefit managers.

In October 2023, Dermavant reported that in adult patients, VTAMA showed positive results from a Phase 4 open-label trial for the treatment of intertriginous plaque psoriasis - 82.8% achieved an intertriginous Physician Global Assessment (iPGA) Score of 0 (clear) or 1 (almost clear) and ≥2-grade improvement from baseline at Week 12, demonstrating compelling efficacy. Additionally, Dermavant reported in adults and children down to two years of age with atopic dermatitis, VTAMA showed rapid and significant onset of pruritus (itch) relief as early as 24 hours after initial application.

• Roivant: In September 2023, Roivant raised approximately $200 million in a follow-on offering. Roivant reported cash, cash equivalents and restricted cash of approximately $1.4 billion at September 30, 2023. Giving effect to Immunovant’s October 2023 follow-on offering and expected cash proceeds from the pending sale of Telavant (including one-time milestone), Roivant’s cash, cash equivalents and restricted cash would have been approximately $7.0 billion. The acquisition of Telavant is subject to customary closing conditions and is expected to close in the fourth quarter of 2023 or the first quarter of 2024.

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

Results of Operations

Comparison of the three and six months ended September 30, 2023 and 2022

The following table sets forth our results of operations for the three months ended September 30, 2023 and 2022:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$18,424	$4,969	$13,455
License, milestone and other revenue	18,677	7,564	11,113
Revenue, net	37,101	12,533	24,568
Operating expenses:
Cost of revenues	3,266	3,641	(375)
Research and development	131,984	131,995	(11)
Acquired in-process research and development	13,950	—	13,950
Selling, general and administrative	164,355	157,663	6,692
Total operating expenses	313,555	293,299	20,256
Loss from operations	(276,454)	(280,766)	4,312
Change in fair value of investments	45,849	54,678	(8,829)
Change in fair value of debt and liability instruments	21,533	(13,541)	35,074
Gain on deconsolidation of subsidiaries	(17,354)	(16,762)	(592)
Interest income	(14,299)	(5,670)	(8,629)
Interest expense	9,247	8,335	912
Other expense, net	5,931	5,950	(19)
Loss before income taxes	(327,361)	(313,756)	(13,605)
Income tax expense	3,757	2,165	1,592
Net loss	(331,118)	(315,921)	(15,197)
Net loss attributable to noncontrolling interests	(26,791)	(24,331)	(2,460)
Net loss attributable to Roivant Sciences Ltd.	$(304,327)	$(291,590)	$(12,737)

The following table sets forth our results of operations for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$35,083	$5,110	$29,973
License, milestone and other revenue	23,642	11,742	11,900
Revenue, net	58,725	16,852	41,873
Operating expenses:
Cost of revenues	7,480	5,367	2,113
Research and development	257,117	267,825	(10,708)
Acquired in-process research and development	26,450	—	26,450
Selling, general and administrative	320,545	306,735	13,810
Total operating expenses	611,592	579,927	31,665
Loss from operations	(552,867)	(563,075)	10,208
Change in fair value of investments	53,413	79,225	(25,812)
Change in fair value of debt and liability instruments	76,045	27,672	48,373
Gain on deconsolidation of subsidiaries	(17,354)	(16,762)	(592)
Interest income	(31,014)	(7,651)	(23,363)
Interest expense	18,159	10,947	7,212
Other expense, net	1,338	7,035	(5,697)
Loss before income taxes	(653,454)	(663,541)	10,087
Income tax expense	5,509	6,164	(655)
Net loss	(658,963)	(669,705)	10,742
Net loss attributable to noncontrolling interests	(62,820)	(46,306)	(16,514)
Net loss attributable to Roivant Sciences Ltd.	$(596,143)	$(623,399)	$27,256

Variance analysis for three and six months ended September 30, 2023 and 2022

Revenue, net

For the three months ended September 30, 2023 and 2022, our revenue consisted of the following:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$18,424	$4,969	$13,455
License, milestone and other revenue	18,677	7,564	11,113
Revenue, net	$37,101	$12,533	$24,568

Product revenue, net increased by $13.5 million to $18.4 million for the three months ended September 30, 2023, compared to $5.0 million for the three months ended September 30, 2022. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $11.1 million to $18.7 million for the three months ended September 30, 2023, compared to $7.6 million for the three months ended September 30, 2022. The increase was primarily driven by $15.0 million of revenue relating to milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc. during the three months ended September 30, 2023.

For the six months ended September 30, 2023 and 2022, our revenue consisted of the following:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Product revenue, net	$35,083	$5,110	$29,973
License, milestone and other revenue	23,642	11,742	11,900
Revenue, net	$58,725	$16,852	$41,873

Product revenue, net increased by $30.0 million to $35.1 million for the six months ended September 30, 2023, compared to $5.1 million for the six months ended September 30, 2022. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $11.9 million to $23.6 million for the six months ended September 30, 2023, compared to $11.7 million for the six months ended September 30, 2022. The increase was primarily driven by $15.0 million of revenue relating to milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc. during the six months ended September 30, 2023.

Cost of revenues

For the three months ended September 30, 2023 and 2022, our cost of revenues consisted of the following:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$867	$1,441	$(574)
Amortization of intangible assets	2,399	2,200	199
Cost of revenues	$3,266	$3,641	$(375)

Cost of revenues decreased by $0.4 million to $3.3 million for the three months ended September 30, 2023 compared to $3.6 million for the three months ended September 30, 2022. During each of the three months ended September 30, 2023 and 2022, cost of revenues included $0.5 million of costs relating to VTAMA sales as well as amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

For the six months ended September 30, 2023 and 2022, our cost of revenues consisted of the following:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$2,711	$2,425	$286
Amortization of intangible assets	4,769	2,942	1,827
Cost of revenues	$7,480	$5,367	$2,113

Cost of revenues increased by $2.1 million to $7.5 million for the three months ended September 30, 2023 compared to $5.4 million for the six months ended September 30, 2022. During the six months ended September 30, 2023 and 2022, cost of revenues included $1.3 million and $0.7 million, respectively, of costs relating to VTAMA sales as well as amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

Research and development expenses

For the three months ended September 30, 2023 and 2022, our research and development expenses consisted of the following:

	Three Months Ended September 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(1)	$25,919	$19,464	$6,455
RVT-3101	18,553	—	18,553
Tapinarof	9,351	12,543	(3,192)
Brepocitinib	8,755	8,592	163
RVT-2001	3,739	4,646	(907)
Namilumab	3,331	5,091	(1,760)
Other development and discovery programs	12,867	31,021	(18,154)
Total program-specific costs	82,515	81,357	1,158

Unallocated internal costs:
Share-based compensation	8,877	7,417	1,460
Personnel-related expenses	29,841	35,268	(5,427)
Other expenses	10,751	7,953	2,798
Total research and development expenses	$131,984	$131,995	$(11)

(1) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology and endocrine diseases and Immunovant’s IMVT-1402 program. Certain prior period amounts have been reclassified to conform to current period presentation.

Research and development expenses were $132.0 million for each of the three months ended September 30, 2023 and 2022. Changes in the components of research and development expenses included a decrease in personnel-related expenses of $5.4 million and increases in share-based compensation expense of $1.5 million and program-specific costs of $1.2 million.

Within program-specific costs, the primary drivers of change during the three months ended September 30, 2023 as compared to the three months ended September 30, 2022 were an additional expense of $18.6 million related to RVT-3101, which was acquired in November 2022, and a decrease in expenses related to other development and discovery programs of $18.2 million, which in part resulted from the deconsolidation of Proteovant Sciences, Inc. (“Proteovant”) in August 2023 along with the reprioritization of certain programs and drug discovery efforts.

For the six months ended September 30, 2023 and 2022, our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise(1)	$54,957	$30,136	$24,821
RVT-3101	29,478	—	29,478
Tapinarof	18,894	22,983	(4,089)
Brepocitinib	16,518	20,894	(4,376)
RVT-2001	7,561	6,769	792
Namilumab	6,633	6,109	524
Other development and discovery programs	21,193	74,969	(53,776)
Total program-specific costs	155,234	161,860	(6,626)

Unallocated internal costs:
Share-based compensation	16,830	19,660	(2,830)
Personnel-related expenses	63,443	69,715	(6,272)
Other expenses	21,610	16,590	5,020
Total research and development expenses	$257,117	$267,825	$(10,708)

(1) Reflects program-specific costs relating to Immunovant’s batoclimab program for the treatment of neurology and endocrine diseases and Immunovant’s IMVT-1402 program. Certain prior period amounts have been reclassified to conform to current period presentation.

Research and development expenses decreased by $10.7 million to $257.1 million for the six months ended September 30, 2023 compared to $267.8 million for the six months ended September 30, 2022, primarily due to decreases in program-specific costs of $6.6 million, personnel-related expenses of $6.3 million, and share-based compensation of $2.8 million, partially offset by an increase of other expenses of $5.0 million.

The decrease of $6.6 million in program-specific costs was primarily driven by a decrease of $53.8 million in other development and discovery program expense, which in part resulted from the deconsolidation of Proteovant in August 2023 along with the reprioritization of certain programs and drug discovery efforts. This decrease was partially offset by increases of $29.5 million relating to RVT-3101, which was acquired in November 2022, and $24.8 million relating to the anti-FcRn franchise.

Acquired in-process research and development expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Acquired in-process research and development	$13,950	$—	$13,950	$26,450	$—	$26,450

Acquired in-process research and development expenses were $14.0 million for the three months ended September 30, 2023 due to $14.0 million of consideration for the purchase of IPR&D relating to an asset acquisition completed by a newly-formed subsidiary.

Acquired in-process research and development expenses were $26.5 million for the six months ended September 30, 2023 due to $14.0 million of consideration for the purchase of IPR&D relating to an asset acquisition completed by a newly-formed subsidiary and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

Selling, general and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$164,355	$157,663	$6,692	$320,545	$306,735	$13,810

Selling, general and administrative expenses increased by $6.7 million to $164.4 million for the three months ended September 30, 2023 compared to $157.7 million for the three months ended September 30, 2022, primarily due to an increase in selling, general and administrative expenses of $21.8 million at Dermavant as a result of the progression of the commercial launch of VTAMA, partially offset by a decrease of $14.2 million of share-based compensation expense.

Selling, general and administrative expenses increased by $13.8 million to $320.5 million for the six months ended September 30, 2023 compared to $306.7 million for the six months ended September 30, 2022, primarily due to an increase in selling, general and administrative expenses of $48.9 million at Dermavant as a result of the progression of the commercial launch of VTAMA, partially offset by a decrease of $33.5 million of share-based compensation expense.

Change in fair value of investments
	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$45,849	$54,678	$(8,829)	$53,413	$79,225	$(25,812)

Change in fair value of investments were unrealized losses of $45.8 million and $54.7 million for the three months ended September 30, 2023 and 2022, respectively. The change of $8.8 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

 Change in fair value of investments were unrealized losses of $53.4 million and $79.2 million for the six months ended September 30, 2023 and 2022, respectively. The change of $25.8 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of debt and liability instruments
	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$21,533	$(13,541)	$35,074	$76,045	$27,672	$48,373

Change in fair value of debt and liability instruments was a loss of $21.5 million and gain of $13.5 million for the three months ended September 30, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the three months ended September 30, 2023 primarily consisted of a loss of $11.7 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $9.7 million relating to the NovaQuest Facility, which was largely due to the passage of time. Change in fair value of debt and liability instruments for the three months ended September 30, 2022 primarily consisted of a gain of $4.8 million relating to the NovaQuest facility, which was largely due to increased interest rates, and a gain of $8.8 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Change in fair value of debt and liability instruments were losses of $76.0 million and $27.7 million for the six months ended September 30, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the six months ended September 30, 2023 primarily consisted of a loss of $51.7 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $24.1 million relating to the NovaQuest Facility, which was largely due to the passage of time. The change in fair value of debt and liability instruments for the six months ended September 30, 2022 primarily consisted of a loss of $53.1 million relating to the NovaQuest facility, which was primarily due to the impact of VTAMA approval in psoriasis, partially offset by a gain of $19.5 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Gain on deconsolidation of subsidiaries

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$(17,354)	$(16,762)	$(592)	$(17,354)	$(16,762)	$(592)

Gain on deconsolidation of subsidiaries was $17.4 million for the three and six months ended September 30, 2023 and resulted from the deconsolidation of VantAI Holdings, Inc. (“VantAI”) in July 2023 and Proteovant in August 2023.

Gain on deconsolidation of subsidiaries was $16.8 million for the three and six months ended September 30, 2022 and resulted from the deconsolidation of Cytovant Sciences HK Limited in July 2022.

Interest income

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest income	$(14,299)	$(5,670)	$(8,629)	$(31,014)	$(7,651)	$(23,363)

Interest income increased by $8.6 million to $14.3 million for the three months ended September 30, 2023, compared to $5.7 million for the three months ended September 30, 2022. The increase is primarily the result of higher interest rates on our invested cash.

Interest income increased by $23.4 million to $31.0 million for the six months ended September 30, 2023, compared to $7.7 million for the six months ended September 30, 2022. The increase is primarily the result of higher interest rates on our invested cash.

Interest expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest expense	$9,247	$8,335	$912	$18,159	$10,947	$7,212

Interest expense increased by $0.9 million to $9.2 million for the three months ended September 30, 2023, compared to $8.3 million for the three months ended September 30, 2022.

Interest expense increased by $7.2 million to $18.2 million for the six months ended September 30, 2023, compared to $10.9 million for the six months ended September 30, 2022. The increase primarily resulted from Dermavant’s revenue interest purchase and sale agreement (the “RIPSA”), pursuant to which funding of $160.0 million was received in June 2022 following the approval of VTAMA by the FDA in May 2022.

Liquidity and Capital Resources

For the six months ended September 30, 2023 and 2022, we incurred net losses of approximately $659.0 million and $669.7 million, respectively. As of September 30, 2023, we had cash and cash equivalents of approximately $1.4 billion and our accumulated deficit was approximately $4.4 billion. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

In September 2023, we entered into common share purchase and sale agreements with certain institutional investors, pursuant to which we sold an aggregate of 19,600,685 of our common shares at a purchase price of $10.21 per share. Net proceeds to us were approximately $199.8 million after deducting offering expenses.

In October 2023, Immunovant completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by us on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, we purchased 4,473,684 shares of Immunovant’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to Immunovant were approximately $466.6 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

On October 22, 2023, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with our subsidiary Telavant Holdings, Inc. (“Telavant”), Pfizer Inc. (“Pfizer”) and Roche Holdings, Inc. (“Roche”), pursuant to which Roche agreed to acquire all of the issued and outstanding shares of capital stock of Telavant on the terms and subject to the conditions set forth in the Purchase Agreement (the “Roche Transaction”). Telavant holds the rights to RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease. We own 75% of the issued and outstanding shares of common stock and preferred stock of Telavant and Pfizer owns the remaining 25%, in each case on an as-converted basis.

The total consideration to be paid by Roche is comprised of (i) $7.1 billion in cash at the closing of the Roche Transaction, subject to certain customary adjustments as set forth in the Purchase Agreement, and (ii) a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC, as described in more detail in the Purchase Agreement, in each case to be paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. We expect to receive cash proceeds of approximately $5.2 billion upon closing of the Roche Transaction and are eligible to receive approximately $110 million for our portion of a one-time milestone payment upon Phase 3 initiation in UC.

The Roche Transaction is expected to close in the fourth quarter of calendar year 2023 or the first quarter of calendar year 2024. The closing of the Roche Transaction is subject to the satisfaction or waiver of certain customary closing conditions, including certain regulatory approvals. The Purchase Agreement contains customary representations, warranties and covenants related to the Roche Transaction. The Purchase Agreement also includes customary termination provisions and provides that, if the Roche Transaction has not been consummated by July 23, 2024, the parties may terminate the Purchase Agreement and abandon the Roche Transaction.

Our short-term and long-term liquidity requirements as of September 30, 2023 included:

•	contractual payments related to our long-term debt (see Note 7, “Long-Term Debt” of our condensed consolidated financial statements);

•	obligations under our leases;

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $19.1 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement is estimated to be approximately $18.7 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements is estimated to be approximately $42.6 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts. There have been no material changes to the commitments relating to our leases during the three months ended September 30, 2023 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 15, “Leases” in our Form 10-K.

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

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2023 and 2022:

	Six Months Ended September 30,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(446,359)	$(441,712)
Net cash used in investing activities	$(36,346)	$(154,311)
Net cash provided by financing activities	$215,349	$134,635

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the six months ended September 30, 2023, cash used in operating activities increased by $4.6 million to $446.4 million compared to the six months ended September 30, 2022.

Investing Activities

Cash flow from investing activities includes milestone payments, cash decreases upon deconsolidation of subsidiaries, proceeds from sale of subsidiary interests, and purchase of property and equipment.

For the six months ended September 30, 2023 and 2022, cash flow from investing activities changed by $118.0 million to net cash used in investing activities of $36.3 million from net cash used in investing activities of $154.3 million for the six months ended September 30, 2022. This change in cash flow is primarily due to milestone payments relating to VTAMA made during the six months ended September 30, 2022, partially offset by activity relating to the deconsolidation of Proteovant and VantAI during the six months ended September 30, 2023.

Financing Activities

For the six months ended September 30, 2023, cash provided by financing activities increased by $80.7 million to $215.3 million compared to the six months ended September 30, 2022. During the six months ended September 30, 2023, net proceeds were primarily generated by the issuance of our common shares pursuant to purchase and sale agreements entered with certain institutional investors. During the six months ended September 30, 2022, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., we have yet to receive marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of September 30, 2023, we had cash and cash equivalents of approximately $1.4 billion and an accumulated deficit of approximately $4.4 billion.

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

We currently have one product approved by the FDA – VTAMA, which was approved for the treatment of plaque psoriasis in adults in the U.S. The success of our business, including our ability to finance our company and generate any revenue in the future, will depend to a significant extent on the successful commercialization of VTAMA and the successful development, regulatory approval, and commercialization of other product candidates. The commercial success of VTAMA and the clinical and commercial success of other product candidates will depend on a number of factors, including the following:

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

Our drug discovery efforts are centered on our discovery Vants, including Psivant, Covant and VantAI, which employ a variety of approaches to the drug discovery process, including quantitative proteomics, induced proximity and covalency. As a company, we have relatively limited experience in drug discovery generally and with certain of the computational tools that are employed in those efforts. Our future success depends, in part, on our ability to successfully use these approaches and technologies to identify promising new product candidates and eventually advance those product candidates through preclinical studies and clinical trials. We have not yet succeeded and may not succeed in advancing any product candidates developed through these discovery efforts into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our discovery Vants and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. In addition, many of the active drug discovery efforts at our discovery Vants are being conducted pursuant to collaboration agreements with third parties, in which the third parties are either owed milestone and royalty payments tied to the successful development and commercialization of successfully identified drug candidates, or have been granted exclusive or shared development and commercialization rights with respect to successfully identified drug candidates in exchange for upfront payments, shared expenses, and certain milestone and royalty payments owed to the discovery Vants. Any problems that we or our third party partners experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all. Even if successful, as a result of our collaboration agreements, our rights to commercialize any successfully discovered product candidates may be limited.

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

From time to time, we may consider strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies. For example, on October 23, 2023, we announced entry into a definitive agreement with Roche to sell Telavant, which is owned by us and Pfizer, to Roche for aggregate upfront consideration of $7.1 billion and a near-term, one-time milestone payment of $150 million (the “Roche Transaction”). Additional potential transactions that we may consider in the future include a variety of business arrangements, including spinoffs, strategic partnerships, joint ventures, collaborations, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our or our Vants’ equity securities, including our Common Shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, and could expose us to the risk of litigation, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions, including the Roche Transaction, may never be successful and may require significant time and attention of our management, as well as significant costs, whether or not successfully consummated. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions such as the Roche Transaction, if they were to occur, may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, although there can be no assurance that we will undertake or successfully complete any transactions of the nature described above, including the Roche Transaction, any transactions that we do complete could have a material adverse effect on our business, results of operations, financial condition and prospects.

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

Certain potential acquisitions, divestitures or other business combinations that we may pursue could be subject to review or approval by regulatory authorities pursuant to certain U.S. laws or regulations, including the Roche Transaction. In the United States, certain mergers that potentially could affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission. In recent years, there has been enhanced regulatory scrutiny over such transactions. In the event that we were to make an investment, acquisition or disposition that was determined to be subject to regulatory review, such as the Roche Transaction, and such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit such strategic transactions to be consummated, we may not be able to consummate such strategic transactions or counterparties may be deterred from pursuing potential strategic transactions with us. This may impair our ability to raise capital when needed and to pursue accretive transactions, which is an important part of our business model, and have an adverse effect on our business, financial condition and prospects.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the efficacy and safety results from our TUSCANY-2 trial of RVT-3101 in ulcerative colitis or the reductions in IgG antibodies and favorable analyte profile observed in our Phase 1 trial of IMVT-1402 and will be observed in future clinical trials, including pivotal trials necessary for regulatory approvals. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

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

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, earlier this year we disclosed interim and chronic period data from the TUSCANY-2 trial of RVT-3101 in ulcerative colitis, top-line data from our pivotal atopic dermatitis Phase 3 ADORING 1 and ADORING 2 trials of VTAMA and initial human data from our Phase 1 trial of IMVT-1402. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

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

•	regulatory authorities may request or require that we recall a product;

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

Regulatory authorities in some jurisdictions, including the United States and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the United States, the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the United States or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the United States. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the United States, in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the United States. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic or biosimilar drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted, during the first eight years of the ten years market exclusivity, a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic or biosimilar company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the IRA, a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. It is possible that Congress or the Administration may take further actions to control drug prices. In October 14, 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In response, the CMS innovation center released a report in February 2023, identifying three selected models: Medicare High-Value Drug Model, the Cell & Gene Therapy Access Model, and the Accelerating Clinical Evidence Model. We cannot predict how these new provisions would be implemented or their impact on Roivant. Moreover, several states have passed, or are considering, legislation related to drug price transparency or controlling drug costs. For example, some state legislatures have established Prescription Drug Affordability Boards (“PDABs”), which under certain circumstances may conduct affordability reviews and establish upper payment limits for drugs purchased in the state. On August 4, 2023, the Colorado PDAB commenced an affordability review of five prescription drugs, including three products that are indicated to treat plaque psoriasis (ENBREL®, COSENTYX®, STELARA®). We cannot predict the outcome of this affordability review, whether the Colorado PDAB will establish upper payment limits for one or more of these drugs, or the impact of any such upper payment limit on utilization of VTAMA. We may continue to see additional state action related to prescription drug pricing.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products or, if approved, product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our products and, if approved, product candidates. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the UK where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the UK there is also a budget cap on branded health service medicines, and there are currently ongoing consultations in the UK that may increase the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap. In markets outside of the United States, EU and UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to commercialize our products and, if approved, product candidates.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products and product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

•	ZORYVE (roflumilast), a topical PDE4 inhibitor, a potential competitor to VTAMA;

•	OPZELURA (ruxolitinib), a topical Janus kinase inhibitor, a potential competitor to VTAMA;

•	MK-7240 (previously PRA023), a TL1A antibody, a potential competitor to RVT 3101;

•	VYVGART (efgartigimod alfa-fcab) and VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc), neonatal Fc receptor blockers, potential competitors to batoclimab and IMVT-1402;

•	Nipocalimab and RYSTIGGO (rozanolixizumab-noli), anti-FcRn antibodies, potential competitors to batoclimab and IMVT-1402;

•	TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab; and

•	SOTYKTU (deucravacitinib), a TYK2 inhibitor, a potential competitor to brepocitinib.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities (including clinical trial investigators) that are subject those regulations,  and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is actively considering adopting legislation to regulate the collection, use, and disclosure of personal health information more broadly than the HIPAA privacy and security regulations.  Such legislation might require us to make substantial expenditures and would likely create additional liability risks.

The Federal Trade Commission (“FTC”) Act, while not focused on data privacy or security, has proven to be a significant federal enforcement tool with respect to protection of personal information, and recently personal health information in particular. The FTC has used its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, to bring numerous cases against companies for failing to protect the privacy or security of personal information in a manner that is reasonable and fully consistent with stated privacy policies, notices, or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the optimal means to mitigate the risk of such an action are uncertain.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute that expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018 (the “CCPA”), which was substantially amended in 2020 pursuant to the California Privacy Rights Act (the “CPRA”) generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt-out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and an agency established pursuant to the CPRA amendments, the California Privacy Protection Agency, have authority to implement and enforce the CCPA. California’s aggressive steps to protect consumer privacy have been followed by similar actions in the legislatures of other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, Oregon, Tennessee, Texas, Utah, and Virginia, all of which have passed CCPA/CPRA-like legislation to provide their respective residents with similar rights. Recently, both Nevada and Washington State enacted laws to protect the privacy of personal health information specifically, both of which generally require consent for the collection, use, or sharing of any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the United States, laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the United States, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield – the EU-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and EU implemented the DPF. Companies can now use this new mechanism to transfer personal data from the EU to the U.S. and potentially from Switzerland to the U.S., subject to national implementation in Switzerland. The UK Extension to the EU-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, allowing certifying entities to transfer personal data from the UK to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

The CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data but companies relying on SCCs will, subject to additional guidance from regulators in the EEA and the U.K., need to evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. Due to potential legal challenges, it remains to be seen whether SCCs will remain a valid legal mechanism and whether additional means for lawful data transfers will become available. In June 2021, the European Commission adopted new SCCs that are designed to be a mechanism by which entities can transfer personal information out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection. Currently, the SCCs are a valid mechanism to transfer personal information outside of the EEA. The SCCs, however, require parties that rely upon that legal mechanism to comply with additional obligations, such as conducting transfer impact assessments to determine whether additional security measures are necessary to protect the transferred personal information. The new SCCs may increase the legal risks and liabilities under European privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs and the DPF, any transfers by us or our vendors of personal information from Europe may not comply with European data protection laws, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of E.U. personal information outside of the E.U. (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products. Moreover, the competent authorities and courts in a number of EU Member States increasingly scrutinize and question the GDPR compliance of processing of personal data by US-based entities or entities with links to US-based entities, independently of whether personal data is actually transferred outside the EEA. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.

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

Data privacy remains an evolving landscape at both the domestic and international level, with new laws and regulations being adopted and coming into effect. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our current practices. Significant resources are needed to understand and comply with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to penalties, including government-imposed fines or orders requiring that we change our practices or unwind certain lines of business, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even absent any findings that we have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

There continues to be considerable uncertainty resulting from a lack of precedent and the complexity of the United Kingdom and the EU’s intertwined legal regimes as to how Brexit (following the Transition Period) will impact the life sciences industry in the UK and Europe, including our company, including with respect to ongoing or future clinical trials. The long-term impact will largely depend on the model and means by which the United Kingdom’s relationship with the EU is governed post-Brexit and the extent to which the United Kingdom chooses to further diverge from the EU regulatory framework. For example, following the Transition Period, Great Britain is no longer covered by the centralized procedures for obtaining EU-wide marketing authorizations and our products will therefore require a separate marketing authorization to allow us to market such products in Great Britain. The EU Clinical Trials Regulations which govern the conduct of clinical trials in the E.U. entered into application in January 2022 and consequently do not apply in the U.K. The UK government is instead consulting on the future regime for clinical trials in the UK. There is also a risk that the relevant authorities in the EU and the United Kingdom are unable to meet the additional administrative burden caused by Brexit and there have been considerable delays to the approval of clinical trials in recent months. Any delay in obtaining, or an inability to obtain, any marketing approvals or necessary modifications to such approvals, as a result of Brexit or otherwise, would prevent us from or delay us commercializing our products and, if approved, product candidates in the United Kingdom and/or the EEA and restrict our ability to generate revenue and achieve and sustain profitability. In the short term, following the expiry of the Transition Period there was disruption to import and export processes due to a lack of administrative processing capacity by the respective United Kingdom and EU customs agencies that, if repeated, may delay time-sensitive shipments and may negatively impact our product supply chain. There are also differences between the regulatory regimes. For example, orphan designation in the United Kingdom (or Great Britain, depending on whether there is a prior centralized marketing authorization in the EEA) following Brexit is based on the prevalence of the condition in Great Britain as opposed to the previous position where prevalence in the EU is the determinant. It is therefore possible that conditions that are currently designated as orphan conditions in the United Kingdom will no longer be and that conditions are not currently designated as orphan conditions in the European Union will be designated as such in the United Kingdom. Further, there is no designation step required in the UK, and the criteria for orphan designation will be determined at the time of authorization.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the United States Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey (the “Acuitas Action”). On October 13, 2023, Genevant and Arbutus filed a motion to dismiss the re-filed complaint. On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). On July 10, 2023, Pfizer and BioNTech filed an answer. The Pfizer Action is proceeding and in the early stages of discovery.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses are expected to increase from March 31, 2024, after which we will no longer qualify as an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain blended director and officer liability insurance and forced us to forego securities and corporate protection coverage. We cannot predict or estimate the amount or timing of additional costs we have incurred and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Currently, due to our status as an “emerging growth company” and “smaller reporting company,” we are able to take advantage of exemptions from various reporting and other requirements that are applicable to other public companies that are not “emerging growth companies,” such as not being required to comply with the auditor attestation requirements of Section 404(b) of the Sarbanes-Oxley Act. However, because the market value of our Common Shares held by non-affiliates exceeded $700 million as of September 30, 2023 and we satisfy the other requirements of being a “large accelerated filer” pursuant to Rule 12b-2 under the Exchange Act, we will be deemed a “large accelerated filer” and will lose our current status as an “emerging growth company” as of March 31, 2024. As a result, our independent registered public accounting firm will be required to attest to the effectiveness of our internal control over financial reporting beginning with our annual report for the fiscal year ending on March 31, 2024. We expect to incur significant compliance costs and expend substantial management efforts in order to comply with the additional compliance and reporting requirements. This could result in continuing uncertainty regarding compliance matters and higher costs associated with ongoing revisions to disclosure and governance practices. It is possible that compliance initiatives may not be sufficient to satisfy our obligations as a public company on a timely basis. In addition, failure to properly implement internal controls on a timely basis may lead to the identification of one or more material weaknesses or control deficiencies in the future, which may prevent us from being able to report our financial results accurately on a timely basis or help prevent fraud, and could cause our reported financial results to be materially misstated and result in the loss of investor confidence or delisting and cause the market price of our Common Shares to decline. If we have material weaknesses in the future, it could affect the financial results that we report or create a perception that those financial results do not fairly state our financial position or results of operations. Either of those events could have an adverse effect on the value of our Common Shares.

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

We will no longer qualify as an “emerging growth company” and a “smaller reporting company” as of March 31, 2024 and, as a result, we will no longer be able to avail ourselves of certain reduced reporting requirements applicable to emerging growth companies or smaller reporting companies.

We are currently an “emerging growth company,” as defined in the JOBS Act, and we have taken advantage of certain exemptions from various requirements that are applicable to other public companies that are not “emerging growth companies,” including the auditor attestation requirements of Section 404, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, under the JOBS Act, emerging growth companies can delay adopting new or revised accounting standards until such time as those standards apply to private companies, and we have elected to take advantage of the benefits of such extended transition period. As a result, our historical consolidated financial statements may not be comparable to those of companies that comply with such new or revised accounting standards.

Because the market value of our Common Shares held by non-affiliates exceeded $700 million as of September 30, 2023 and we satisfy the other requirements of being a “large accelerated filer” pursuant to Rule 12b-2 under the Exchange Act, we will be deemed a “large accelerated filer” and will lose our current status as an “emerging growth company” as of March 31, 2024. As a result of our loss of “emerging growth company” status, it is possible that investors will find our Common Shares less attractive in light of the fact that we have relied on certain of these exemptions. If some investors find our Common Shares less attractive as a result, there may be a less active trading market for our Common Shares and our share price may be more volatile. In addition, any failure to comply with these additional requirements in a timely manner, or at all, could have an adverse effect on our business and results of operations and could cause a decline in the price of our Common Shares.

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

Future sales, or the perception of future sales, of our Common Shares by us or our existing shareholders could cause the market price for our Common Shares to decline and impact our ability to raise capital in the future.

Sales of a substantial number of our Common Shares by us or certain of our existing large shareholders, or the perception that these sales could occur, could substantially decrease the market price of our Common Shares. Shares held by certain of our large shareholders have been registered for re-sale pursuant to a registration statement on Form S-3 and may also be sold pursuant to Rule 144 under the Securities Act, subject to certain restrictions (including restrictions applicable to affiliates in the case of shares held by persons deemed to be our affiliates). While certain of our significant shareholders are subject to contractual lock-up agreements as described under the heading “Lock-Up Agreements” in the description of our share capital attached as exhibit 4.5 to our annual report on Form 10-K filed with the SEC on June 28, 2023, these lock-up agreements are subject to significant limitations and expire by their terms on February 29, 2024. The market price of our Common Shares could drop significantly if the holders of these shares sell them or are perceived by the market as intending to sell them. This, in turn, could also make it more difficult for us to raise additional funds through future offerings of our Common Shares or other securities at prices that are attractive to us, or at all.

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

Item 2.	Unregistered Sales of Equity Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

None.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On November 9, 2023, the Company’s Board of Directors appointed Mayukh Sukhatme to serve as a Class III director of the Company, effective as of that date. There are no arrangements or understandings between Dr. Sukhatme and any other persons pursuant to which he was selected as a director of the Company. There are no related person transactions (within the meaning of Item 404(a) of Regulation S-K) between Dr. Sukhatme and the Company or any of its subsidiaries.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*#	Stock Purchase Agreement, by and among Roche Holdings, Inc., Roivant Sciences Ltd., Pfizer Inc. and Telavant Holdings, Inc., dated as of October 22, 2023				Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

*
Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted exhibits and schedules upon request by the SEC; provided, however, that the Company may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any exhibits or schedules so furnished.

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to the Company if publicly disclosed.

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
Date: November 13, 2023