Form 10-Q
period 2023-12-31
Roivant Sciences Ltd.
filed 2024-02-13
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2023
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
Not Applicable
(Former Name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Shares, $0.0000000341740141 per share	ROIV	The Nasdaq Global Select Market

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

As of February 9, 2024, the registrant had 805,846,006 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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

•	We may never achieve sustained profitability.
•	We have limited experience as a commercial company and the marketing and sale of VTAMA® (tapinarof) or any future products may be unsuccessful or less successful than anticipated.
•	We may not be successful in our efforts to acquire or in-license new product candidates.
•	Our drug discovery efforts may not be successful in identifying new product candidates.
•	We face risks associated with the allocation of capital and personnel across our businesses.
•	We face risks associated with the Vant structure.
•	We face risks associated with potential future payments related to our products and product candidates.
•	Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.
•	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.
•
Our management has broad discretion in respect of use of our cash and cash equivalents, including the proceeds from the Roche Transaction. In the future, we may decide to return capital to shareholders, whether through share repurchases, cash dividends or otherwise, and the amount and timing of such capital returns is subject to the discretion of our board of directors and will vary from time to time.  There is no guarantee that such proceeds will be used to increase our operating results or enhance the value of our Common Shares.

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

•
We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to successfully market our products, acquire or in-license new products or product candidates, complete the development and commercialization of our products and product candidates and continue to pursue our drug discovery efforts.

•	We may not be able to complete certain strategic transactions if a proposed transaction may be subject to review or approval by regulatory authorities pursuant to certain U.S. laws or regulations.
•	We are exposed to risks and fluctuations related to our significant holdings of cash and cash equivalents
•	We depend on the knowledge and skills of our senior leaders and may not be able to manage our business effectively if we are unable to attract and retain key personnel.
•	We will need to expand our organization and may experience difficulties in managing this growth, which could disrupt operations.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:
•	our limited operating history and risks involved in biopharmaceutical product development;
•	our limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);
•	our ability to raise additional capital to fund our business on acceptable terms or at all;
•	the fact that we will likely incur significant operating losses for the foreseeable future;
•	our ability to acquire or in-license new product candidates;
•	our ability to identify new product candidates through our discovery efforts;
•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;
•	our ability to consummate strategic transactions;
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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	December 31, 2023	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,670,810	$1,676,813
Other current assets	135,923	121,774
Total current assets	6,806,733	1,798,587
Property and equipment, net	21,857	39,086
Operating lease right-of-use assets	46,898	53,251
Investments measured at fair value	239,927	304,317
Intangible assets, net	150,415	144,881
Other assets	46,849	49,482
Total assets	$7,312,679	$2,389,604
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,226	$37,830
Accrued expenses	122,148	167,129
Operating lease liabilities	10,477	11,693
Current portion of long-term debt (includes $26,950 and $26,940 accounted for under the fair value option at December 31, 2023 and March 31, 2023, respectively)	45,706	40,720
Other current liabilities	31,342	15,076
Total current liabilities	244,899	272,448
Liability instruments measured at fair value	28,374	63,546
Operating lease liabilities, noncurrent	47,059	53,476
Long-term debt, net of current portion (includes $194,560 and $180,700 accounted for under the fair value option at December 31, 2023 and March 31, 2023, respectively)	403,337	375,515
Other liabilities	4,428	17,032
Total liabilities	728,097	782,017
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 804,890,910 and 760,143,393 shares issued and outstanding at December 31, 2023 and March 31, 2023, respectively	—	—
Additional paid-in capital	5,390,260	4,933,137
Retained earnings / (accumulated deficit)	727,287	(3,772,754)
Accumulated other comprehensive loss	(27,784)	(2,617)
Shareholders’ equity attributable to Roivant Sciences Ltd.	6,089,763	1,157,766
Noncontrolling interests	494,819	449,821
Total shareholders’ equity	6,584,582	1,607,587
Total liabilities and shareholders’ equity	$7,312,679	$2,389,604

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Revenues:
Product revenue, net	$20,666	$9,244	$55,749	$14,354
License, milestone and other revenue	16,474	7,808	40,116	19,550
Revenue, net	37,140	17,052	95,865	33,904
Operating expenses:
Cost of revenues	3,668	3,586	11,148	8,953
Research and development (includes $7,475 and $6,888 of share-based compensation expense for the three months ended December 31, 2023 and 2022 and $24,305 and $26,548 for the nine months ended December 31, 2023 and 2022, respectively)	123,717	125,533	380,834	393,358
Acquired in-process research and development	—	97,749	26,450	97,749
Selling, general and administrative (includes $46,944 and $50,741 of share-based compensation expense for the three months ended December 31, 2023 and 2022 and $128,445 and $165,771 for the nine months ended December 31, 2023 and 2022, respectively)	197,282	168,261	517,827	474,996
Total operating expenses	324,667	395,129	936,259	975,056
Gain on sale of Telavant net assets	5,348,410	—	5,348,410	—
Income (loss) from operations	5,060,883	(378,077)	4,508,016	(941,152)
Change in fair value of investments	10,467	(25,948)	63,880	53,277
Change in fair value of debt and liability instruments	9,331	62,360	85,376	90,032
Gain on deconsolidation of subsidiaries	—	(12,514)	(17,354)	(29,276)
Interest income	(31,953)	(10,249)	(62,967)	(17,900)
Interest expense	9,444	8,446	27,603	19,393
Other income, net	(34,743)	(18,095)	(33,405)	(11,060)
Net income (loss) before income taxes	5,098,337	(382,077)	4,444,883	(1,045,618)
Income tax expense	25,672	2,819	31,181	8,983
Net income (loss)	5,072,665	(384,896)	4,413,702	(1,054,601)
Net loss attributable to noncontrolling interests	(23,519)	(32,882)	(86,339)	(79,188)
Net income (loss) attributable to Roivant Sciences Ltd.	$5,096,184	$(352,014)	$4,500,041	$(975,413)

Net income (loss) per common share:
Basic	$6.37	$(0.49)	$5.79	$(1.39)
Diluted	$6.03	$(0.49)	$5.46	$(1.39)

Weighted average shares outstanding:
Basic	800,587,716	713,319,399	776,759,728	703,054,773
Diluted	844,461,685	713,319,399	824,310,013	703,054,773

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022
Net income (loss)	$5,072,665	$(384,896)	$4,413,702	$(1,054,601)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(25,066)	(8,972)	(25,612)	547
Total other comprehensive (loss) income	(25,066)	(8,972)	(25,612)	547
Comprehensive income (loss)	5,047,599	(393,868)	4,388,090	(1,054,054)
Comprehensive loss attributable to noncontrolling interests	(23,873)	(32,036)	(86,784)	(78,858)
Comprehensive income (loss) attributable to Roivant Sciences Ltd.	$5,071,472	$(361,832)	$4,474,874	$(975,196)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(unaudited, in thousands, except share data)

	Shareholders’ Equity
			Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) / Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Common Stock
	Shares	Amount
Balance at March 31, 2023	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139
Issuance of the Company’s common shares, net of issuance costs	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares related to settlement of warrants	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares under employee stock purchase plan	96,385	—	587	—	—	—	587
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,402,885	—	20,873	—	—	—	20,873
Deconsolidation of subsidiaries	—	—	—	—	—	(35,050)	(35,050)
Subsidiary stock options exercised	—	—	131	—	—	65	196
Cash contributions to majority-owned subsidiaries	—	—	(571)	—	—	571	—
Share-based compensation	—	—	34,487	—	—	14,831	49,318
Foreign currency translation adjustment	—	—	—	3,538	—	64	3,602
Net loss	—	—	—	—	(304,327)	(26,791)	(331,118)
Balance at September 30, 2023	800,792,365	$—	$5,320,503	$(3,072)	$(4,368,897)	$377,099	$1,325,633
Disposition of Telavant	—	—	—	—	—	(87,500)	(87,500)
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	4,098,545	—	2,456	—	—	—	2,456
Issuance of subsidiary common shares, net of issuance costs	—	—	129,763	—	—	108,970	238,733
Subsidiary stock options exercised	—	—	1,711	—	—	1,400	3,111
Issuance of subsidiary common shares to the Company and cash contributions to the majority-owned subsidiaries	—	—	(104,172)	—	—	104,172	—
Share-based compensation	—	—	39,999	—	—	14,551	54,550
Foreign currency translation adjustment	—	—	—	(24,712)	—	(354)	(25,066)
Net income (loss)	—	—	—	—	5,096,184	(23,519)	5,072,665
Balance at December 31, 2023	804,890,910	$—	$5,390,260	$(27,784)	$727,287	$494,819	$6,584,582

		Shareholders’ Equity
	Redeemable Noncontrolling Interest			Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
		Common Stock
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of subsidiary common shares to the Company	—	—	—	(251)	—	—	251	—
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	—	4,739,781	—	(8,329)	—	—	—	(8,329)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Share-based compensation	—	—	—	61,590	—	—	11,204	72,794
Foreign currency translation adjustment	—	—	—	—	5,966	—	(199)	5,767
Net loss	—	—	—	—	—	(331,809)	(21,975)	(353,784)
Balance at June 30, 2022	$22,491	701,171,465	$—	$4,474,624	$5,020	$(3,095,533)	$371,280	$1,755,391
Issuance of the Company’s common shares in connection with equity incentive plans	—	1,185,639	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(2,240)	—	—	2,240	—
Deconsolidation of subsidiary	(22,491)	—	—	—	—	—	—	—
Share-based compensation	—	—	—	57,415	—	—	4,564	61,979
Foreign currency translation adjustment	—	—	—	—	4,069	—	(317)	3,752
Net loss	—	—	—	—	—	(291,590)	(24,331)	(315,921)
Balance at September 30, 2022	$—	704,386,981	$—	$4,538,635	$9,089	$(3,387,123)	$353,548	$1,514,149
Issuance of the Company’s common shares, net of issuance costs	—	20,000,000	—	94,735	—	—	—	94,735
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	2,417,850	—	(982)	—	—	—	(982)
Issuance of subsidiary common shares to the Company and cash contributions to majority- owned subsidiaries	—	—	—	(2,822)	—	—	2,822	—
Issuance of subsidiary common shares, net of issuance costs	—	—	—	19,599	—	—	48,129	67,728
Subsidiary stock options exercised	—	—	—	260	—	—	177	437
Deconsolidation of subsidiary	—	—	—	—	—	—	(292)	(292)
Issuance of subsidiary preferred shares	—	—	—	—	—	—	87,500	87,500
Share-based compensation	—	—	—	45,961	—	—	11,770	57,731
Foreign currency translation adjustment	—	—	—	—	(9,818)	—	846	(8,972)
Net loss	—	—	—	—	—	(352,014)	(32,882)	(384,896)
Balance at December 31, 2022	$—	726,804,831	$—	$4,695,386	$(729)	$(3,739,137)	$471,618	$1,427,138

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$4,413,702	$(1,054,601)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash acquired in-process research and development	—	87,749
Share-based compensation	152,903	192,504
Change in fair value of investments	63,880	53,277
Change in fair value of debt and liability instruments	85,376	90,032
Gain on deconsolidation of subsidiaries	(17,354)	(29,276)
Gain on sale of Telavant net assets	(5,348,410)	—
Depreciation and amortization	16,811	12,904
Non-cash lease expense	5,047	6,009
Other	(31,846)	(8,066)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(18,767)	(31,037)
Accounts payable	1,797	13,970
Accrued expenses	(15,785)	5,702
Operating lease liabilities	(6,151)	(6,814)
Other	41,986	3,342
Net cash used in operating activities	(656,811)	(664,305)
Cash flows from investing activities:
Milestone payments	—	(140,136)
Purchase of property and equipment	(1,033)	(11,068)
Proceeds from sale of subsidiary interests	47,500	—
Proceeds from sale of Telavant net assets, net	5,233,396	—
Cash decrease upon deconsolidation of subsidiaries	(83,679)	(6,706)
Other	511	88
Net cash provided by (used in) investing activities	5,196,695	(157,822)
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	199,822	94,735
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	238,733	67,727
Proceeds from subsidiary debt financings, net of financing costs paid	—	159,899
Payment of subsidiary dividend	(6,000)	—
Repayment of debt by subsidiary	(21,815)	(22,108)
Payment of offering costs and loan origination costs	—	(2,250)
Payments on principal portion of finance lease obligations	(1,225)	—
Proceeds from exercise of the Company’s and subsidiary stock options	51,023	569
Taxes paid related to net settlement of equity awards	(9,101)	(9,442)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	587	—
Proceeds from exercise of the Company’s warrants	5	—
Payment for redemptions of the Company’s warrants	(41)	—
Net cash provided by financing activities	451,988	289,130
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,471	—
Net change in cash, cash equivalents and restricted cash	4,993,343	(532,997)
Cash, cash equivalents and restricted cash at beginning of period	1,692,115	2,074,034
Cash, cash equivalents and restricted cash at end of period	$6,685,458	$1,541,037
Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$83,258	$—
Issuance of the Company’s common shares and other consideration for an acquisition	$—	$9,694
Other	$301	$7,063

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

(B) Liquidity

The Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company recognized a gain of approximately $5.3 billion on the sale of Telavant net assets. As of December 31, 2023, the Company had cash and cash equivalents of approximately $6.7 billion and its retained earnings was $727.3 million. For the nine months ended December 31, 2023 and 2022, the Company incurred net income of approximately $4.4 billion and a net loss of approximately $1.1 billion, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd., the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, uncertainties related to commercialization of products, regulatory approvals to market its product candidates, dependence on key products, dependence on third-party service providers, such as contract research organizations, and protection of intellectual property rights. Management expects to incur additional losses in the future to fund its operations and conduct product research and development and may require additional capital to fully implement its business plan.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2023 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2023 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Certain prior year amounts were reclassified to conform to current year presentation. Operating results for the nine months ended December 31, 2023 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2024, for any other interim period, or for any other future year.

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

The Company has long-lived assets in different geographic locations. As of December 31, 2023 and March 31, 2023, a majority of the Company’s long-lived assets were located in the United States.

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

Cash as reported in the condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	December 31, 2023	March 31, 2023
Cash and cash equivalents	$6,670,810	$1,676,813
Restricted cash (included in “Other current assets”)	5,165	5,011
Restricted cash (included in “Other assets”)	9,483	10,291
Cash, cash equivalents and restricted cash	$6,685,458	$1,692,115

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

(I) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the nine months ended December 31, 2023.

(J) Recently Issued Accounting Pronouncements Not Yet Adopted

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and is applicable to the Company’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Note 3—Equity Method Investments

The Company maintains equity method investments in certain entities. As of December 31, 2023 and March 31, 2023, the most significant of these were our investments in Arbutus and Datavant (as defined below), which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of December 31, 2023, RSL held approximately 23% of issued and outstanding shares of Arbutus.

At December 31, 2023 and March 31, 2023, the aggregate fair value of the Company’s investment in Arbutus was $97.1 million and $117.7 million, respectively. During the three and nine months ended December 31, 2023, the Company recognized an unrealized gain of $18.3 million and an unrealized loss of $20.6 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2022, the Company recognized an unrealized gain of $16.3 million and an unrealized loss of $25.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on December 31, 2023 and March 31, 2023 of $2.50 and $3.03, respectively.

Investment in Datavant

In June 2021, Datavant and Heracles Parent, L.L.C. (referred to herein as “Ciox Parent” and, after the closing of the Datavant Merger (as defined below), “Datavant”), primarily through its wholly owned subsidiary CIOX Health, LLC, entered into a definitive agreement to merge Datavant with and into a newly formed wholly owned subsidiary of Ciox Parent (the “Datavant Merger”). As of December 31, 2023, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Ciox Parent. Ciox Parent’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of December 31, 2023 and March 31, 2023, the fair value of the Company’s investment was $135.9 million and $178.6 million, respectively. During the three and nine months ended December 31, 2023, the Company recognized unrealized losses on its investment in Datavant of $28.4 million and $42.6 million, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2022, the Company recognized an unrealized gain on of $7.5 million and an unrealized loss of $21.4 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives. As of December 31, 2023, the remaining weighted average estimated useful lives of the intangible assets was 14.8 years.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	December 31, 2023	March 31, 2023
Gross amount	$166,471	$152,629
Less: accumulated amortization	(16,056)	(7,748)
Net book value	$150,415	$144,881

Amortization expense was $2.4 million and $2.2 million for the three months ended December 31, 2023 and 2022, respectively, and $7.2 million and $5.2 million for the nine months ended December 31, 2023 and 2022, respectively. Amortization expense was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statement of operations. Future amortization expense is approximately $2.5 million for the remainder of the year ended March 31, 2024, $10.1 million for each of the years ended from March 31, 2025 through March 31, 2028 and $107.5 million thereafter. The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Note 5—Recent Transactions

(A) Telavant Disposition

On December 14, 2023 (the “Transaction Date”), the Company completed the sale of its entire equity interest in its majority-owned subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among the Company, Telavant, Pfizer Inc. (“Pfizer”), and Roche (the “Stock Purchase Agreement”). Telavant was jointly formed by the Company and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the United States and Japan. Prior to the Roche Transaction, the Company held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

Pursuant to the Stock Purchase Agreement, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment will be applied to the one-time milestone payment. The Company received an upfront payment of approximately $5.2 billion in cash as its pro rata portion of the consideration upon closing of the Roche Transaction. Additionally, the Company is eligible to receive approximately $110 million for its pro rata portion of the one-time milestone payment if the milestone payment condition is satisfied.

At the closing of the Roche Transaction, Roche acquired the full rights to further develop and manufacture RVT-3101 and commercialize it in the United States and Japan pending clinical and regulatory success. Outside of the United States and Japan, Pfizer holds commercialization rights. In addition, following the closing of the Roche Transaction, Roche acquired Telavant’s option to enter into a global collaboration with Pfizer on a next generation p40/TL1A directed bispecific antibody, currently in Phase 1.

The Telavant entity that was sold did not meet the definition of a business, and therefore the Company concluded that the Roche Transaction was a sale of non-financial assets, with control transferred at closing. The sale of Telavant did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on sale of Telavant net assets of approximately $5.3 billion during the three and nine months ended December 31, 2023 in the accompanying condensed consolidated statements of operations. The gain does not include the Company’s portion of the one-time milestone payment, which will be recognized in the period it is achieved. The gain on sale of Telavant net assets qualifies under the substantial shareholding exemption and consequently is not subject to the corporation income tax. The table below summarizes the calculation of the gain.

(in thousands)
Consideration:
Upfront cash payment	$5,234,373
Carrying amount of noncontrolling interest derecognized	87,500
Total consideration	5,321,873

Assets sold	3,253
Liabilities transferred	29,790
Net liabilities sold	(26,537)

Gain on sale of Telavant net assets	$5,348,410

The pretax loss generated by Telavant was $27.3 million for the period from October 1, 2023 to the Transaction Date and $71.1 million for the period from April 1, 2023 to the Transaction Date. The pretax loss generated by Telavant for the period from inception on November 14, 2022 to December 31, 2022 was $89.4 million. The entirety of the Telavant pretax losses was attributable to the Company.

(B) Asset Acquisition

In July 2023, a newly-formed subsidiary in-licensed certain intellectual property rights in exchange for a $14.0 million upfront cash payment. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The acquired rights represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $14.0 million as acquired in-process research and development expense in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2023.

Additionally, the newly-formed subsidiary agreed to pay up to $280 million of future development, regulatory, and commercial milestone payments and tiered high-single digit sales-based royalties.

(C) Deconsolidation of Subsidiaries

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

As a result of changes in governance and voting rights, the Company determined that it no longer held a controlling financial interest in VantAI. Accordingly, the Company deconsolidated VantAI as of July 2023. The Company recorded a $17.4 million gain on deconsolidation of Proteovant and VantAI in the accompanying condensed consolidated statements of operations for the nine months ended December 31, 2023.

Upon deconsolidation, the Company recorded its $9.0 million retained investment in VantAI based upon the fair value of the preferred shares held by the Company. Due to the Company’s significant influence over the operating and financial policies of VantAI, the Company will account for its retained interest under the equity method of accounting.

Note 6—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at December 31, 2023 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023

Prepaid expenses	$52,642	$60,827
Trade receivables, net	41,078	30,379
Restricted cash	5,165	5,011
Inventory	5,240	2,761
Income tax receivable	3,209	2,356
Interest receivable	18,901	4,909
Other	9,688	15,531
Total other current assets	$135,923	$121,774

(B) Accrued Expenses

Accrued expenses at December 31, 2023 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023

Research and development expenses	$43,627	$76,278
Compensation-related expenses	41,406	55,186
Sales allowances	16,808	17,569
Other expenses	20,307	18,096
Total accrued expenses	$122,148	$167,129

(C) Other Current Liabilities

Other current liabilities at December 31, 2023 and March 31, 2023 consisted of the following (in thousands):

	December 31, 2023	March 31, 2023

Deferred revenue	$4,695	$12,444
Income tax payable	25,223	542
Other	1,424	2,090
Total other current liabilities	$31,342	$15,076

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

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the United States. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay in or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $51.4 million as of December 31, 2023.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of December 31, 2023 and March 31, 2023, the fair value of the debt was $221.5 million and $207.6 million, respectively. Refer to Note 13, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	December 31, 2023	March 31, 2023
Fair value of long-term debt	$221,510	$207,640
Less: current portion	(26,950)	(26,940)
Total long-term debt, net	$194,560	$180,700

Credit Facility with XYQ Luxco

In May 2021, Dermavant and certain of its subsidiaries entered into a $40.0 million senior secured credit facility (the “Credit Facility”) with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of December 31, 2023. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	December 31, 2023	March 31, 2023
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(8,221)	(10,170)
Total debt, net	36,779	34,830
Less: current portion	—	—
Total long-term debt, net	$36,779	$34,830

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

The RIPSA carrying balance was as follows (in thousands):
	December 31, 2023	March 31, 2023
Carrying balance	$195,297	$178,571
Less: unamortized issuance costs	(4,543)	(4,806)
Total debt, net	190,754	173,765
Less: current portion	(18,756)	(13,780)
Total long-term debt, net	$171,998	$159,985

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

As of December 31, 2023, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Common Share Purchase and Share Agreements

In September 2023, the Company entered into common share purchase and sale agreements with certain institutional investors, pursuant to which the Company sold an aggregate of 19,600,685 of its common shares at a purchase price of $10.21 per share. Net proceeds to the Company were approximately $199.8 million after deducting offering expenses.

(C) Consolidated Vant Equity Transaction

Immunovant

In October 2023, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by the Company on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, the Company purchased 4,473,684 shares of Immunovant’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to Immunovant were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses. The Company’s equity ownership interest in Immunovant is approximately 55% as of December 31, 2023, and the Company continues to consolidate Immunovant.

Note 9—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At December 31, 2023, a total of 41,986,389 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the nine months ended December 31, 2023 was as follows:

Number of Options
Options outstanding at March 31, 2023	154,271,791
Granted	4,497,911
Exercised	(10,796,348)
Forfeited/Canceled	(604,245)
Options outstanding at December 31, 2023	147,369,109
Options exercisable at December 31, 2023	91,671,364

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the nine months ended December 31, 2023 was as follows:

Number of Shares
Non-vested balance at March 31, 2023	20,700,788
Granted	4,199,120
Vested	(5,498,323)
Forfeited	(1,175,450)
Non-vested balance at December 31, 2023	18,226,135

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of December 31, 2023, 27,531,825 CVARs remain outstanding and subject to the applicable hurdle price and knock-in condition. All outstanding capped value appreciation rights (“CVARs”) relating to the March 2020 grants had met the service vesting condition as of December 31, 2023. During the nine months ended December 31, 2023, 4,499,113 service-vested CVARs satisfied their applicable hurdle price and the knock-in condition, if relevant, on the applicable measurement date, and as a result, 1,445,420 common shares were issued upon their settlement.

November 2021 CVAR Grants

Activity for CVARs under the RSL 2021 EIP for the nine months ended December 31, 2023 was as follows:

Number of CVARs
Non-vested balance at March 31, 2023	3,222,645
Vested	(955,782)
Forfeited	(128,377)
Non-vested balance at December 31, 2023	2,138,486

During the nine months ended December 31, 2023, 955,782 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $23.3 million and $53.1 million for the three and nine months ended December 31, 2023, respectively, and $13.7 million and $37.8 million for the three and nine months ended December 31, 2022, respectively, related to subsidiary EIPs.

Note 10—Income Taxes

The Company’s effective tax rate for the three and nine months ended December 31, 2023 was 0.5% and 0.7%, respectively, and the effective tax rate for the three and nine months ended December 31, 2022 was (0.7)% and (0.9)%, respectively. The effective tax rates for three and nine months ended December 31, 2023 are driven by the Company’s gain on sale of Telavant net assets, which qualifies for the substantial shareholding exemption and consequently is not subject to the corporation income tax, as well as the jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rates for three and nine months ended December 31, 2022 are driven by the jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 11—Commitments and Contingencies

(A) Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Additionally, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of its product candidates. Subject to required notice periods and certain obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

The Company also has commitments relating to its long-term debt and leases. Refer to Note 7, “Long-Term Debt” for further information. There have been no material changes to the commitments relating to the Company’s leases during the nine months ended December 31, 2023 outside the ordinary course of business. For further information regarding the Company’s lease commitments, refer to Note 15, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2023.

Purchase Commitments

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of December 31, 2023, the remaining minimum purchase commitment related to these agreements was estimated to be approximately $43.1 million.

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. As of December 31, 2023, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $18.3 million. Immunovant had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event Immunovant decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancellable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, Immunovant did not exercise that early termination right and it has lapsed. As a result, Immunovant has an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

In May 2021, the Company entered into a master subscription agreement with Palantir Technologies Inc. (“Palantir”) for access to Palantir’s proprietary software for a five-year period. As of December 31, 2023, the remaining minimum payments for this software subscription were $19.1 million.

Cash Bonus Program

In December 2023, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $76.9 million (the “Cash Bonus Program”). During the three and nine months ended December 31, 2023, the Company recognized selling, general and administrative expense and research and development expense of $27.2 million and $8.1 million, respectively, representing the portion of the bonus award that was vested and payable immediately. The remaining portion will be recognized over the applicable service period of the award. In February 2024, the Company expanded this Cash Bonus Program to include an award to its Chief Financial Officer on similar terms as the other awards previously made to other employees. The Chief Financial Officer did not receive a payment from the Cash Bonus Program approved in December. This award to the Chief Financial Officer was in the aggregate amount of $2.8 million. Fifty percent of the bonus will be payable within 30 days of the grant date, with the balance subject to vesting tied to the employee’s continued service to the Company, as described in more detail in Part II, Item 5 of this Quarterly Report.

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

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey. On October 13, 2023, Genevant and Arbutus filed a motion to dismiss the re-filed complaint. No hearing date has been set. Each of Genevant and Arbutus intends to continue to vigorously defend the case.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the condensed consolidated financial statements as of December 31, 2023 and March 31, 2023.

Note 12—Earn-Out Shares, Public Warrants and Private Placement Warrants

Earn-Out Shares

In connection with the Business Combination, the Company issued the following:

(a)
2,033,591 common shares to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20% Earn-Out Shares”), which will vest if the closing price of the Company’s common shares is greater than or equal to $15.00 over any twenty out of thirty trading day period during the Vesting Period (defined below).

(b)	1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any twenty out of thirty trading day period during the Vesting Period (as defined below).

(c)	The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent director are not subject to the vesting conditions described above (the “Retained Shares”).

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of December 31, 2023, no Earn-Out Shares have vested.

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

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2023 and March 31, 2023, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2023				As of March 31, 2023
	Level 1	Level 2	Level 3	Balance as of December 31, 2023	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Assets:
Money market funds	$6,513,936	$—	$—	$6,513,936	$1,496,726	$—	$—	$1,496,726
Investment in Datavant Class A units	—	—	135,934	135,934	—	—	178,579	178,579
Investment in Arbutus common shares	97,119	—	—	97,119	117,708	—	—	117,708
Other investments	6,874	—	—	6,874	8,030	—	—	8,030
Total assets at fair value	$6,617,929	$—	$135,934	$6,753,863	$1,622,464	$—	$178,579	$1,801,043
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$221,510	$221,510	$—	$—	$207,640	$207,640
Liability instruments measured at fair value(1)	—	—	28,374	28,374	29,895	—	33,651	63,546
Total liabilities at fair value	$—	$—	$249,884	$249,884	$29,895	$—	$241,291	$271,186

(1)
At December 31, 2023, Level 3 includes the fair value of the Earn-Out Shares of $24.9 million and other liability instruments issued of $3.5 million. At March 31, 2023, Level 1 includes the fair value of the Public Warrants of $29.9 million, and Level 3 includes the fair value of the Earn-Out Shares of $15.2 million, Private Placement Warrants of $15.2 million, and other liability instruments issued of $3.3 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended December 31, 2023.

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

The changes in fair value of the Level 3 assets during the nine months ended December 31, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(21,452)
Balance at December 31, 2022	$172,511

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net loss	(42,645)
Balance at December 31, 2023	$135,934

The changes in fair value of the Level 3 liabilities during the nine months ended December 31, 2023 and 2022 were as follows (in thousands):

Balance at March 31, 2022	$204,293
Fair value of liability instrument issued	248
Payments related to long-term debt	(22,031)
Changes in fair value of debt and liability instruments, included in net loss	68,328
Balance at December 31, 2022	$250,838

Balance at March 31, 2023	$241,291
Payments related to long-term debt	(22,031)
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of debt and liability instruments, included in net loss	58,714
Balance at December 31, 2023	$249,884

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

	Point Estimate Used
Input	As of December 31, 2023	As of March 31, 2023
Volatility	95.0%	100.0%
Risk-free rate	4.46%	4.02%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of December 31, 2023 and March 31, 2023 represents the fair value of amounts payable to NovaQuest calculated using the Monte Carlo simulation method under the income approach determined by using probability assessments of the expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

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

	Point Estimate Used
Input	As of December 31, 2023	As of March 31, 2023
Volatility	61.9%	79.9%
Risk-free rate	4.07%	3.76%

As of December 31, 2023 and March 31, 2023, the fair value of the Earn-Out Shares was $24.9 million and $15.2 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

Note 14—Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) attributable to Roivant Sciences Ltd. by the weighted-average number of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common stock outstanding during the period.

The computations for basic and diluted net income (loss) per common share were as follows (in thousands, except share and per share amounts):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2023	2022	2023	2022

Numerator:
Net income (loss) attributable to Roivant Sciences Ltd.	$5,096,184	$(352,014)	$4,500,041	$(975,413)

Denominator:
Weighted average shares outstanding, basic	800,587,716	713,319,399	776,759,728	703,054,773
Effect of dilutive common stock equivalents	43,873,969	—	47,550,285	—
Weighted average shares outstanding, diluted	844,461,685	713,319,399	824,310,013	703,054,773

Net income (loss) per common share, basic	$6.37	$(0.49)	$5.79	$(1.39)
Net income (loss) per common share, diluted	$6.03	$(0.49)	$5.46	$(1.39)

For periods of loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three and nine months ended December 31, 2022, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss.

As of December 31, 2023 and 2022, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per common share because including them would have been anti-dilutive:

	December 31, 2023	December 31, 2022

Stock options and performance stock options	65,518,394	154,631,025
Restricted stock units and performance stock units (non-vested)	5,422,465	22,153,774
March 2020 CVARs(1)	17,548,368	32,011,996
November 2021 CVARs (non-vested)	359,730	3,609,021
Restricted common stock (non-vested)	238,059	730,522
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	—	10,214,365
Public Warrants	—	20,475,875
Other stock based awards and instruments issued	4,147,404	6,178,990

(1)	Refer to Note 9, “Share-Based Compensation” for details regarding settlement of CVARs.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; batoclimab and IMVT-1402, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several immunoglobulin G (“IgG”) mediated autoimmune indications; brepocitinib, a novel TYK2/JAK1 inhibitor in late stage development for dermatomyositis and other autoimmune conditions, in addition to other clinical stage molecules. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial

VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	Phase 3 Completed*

Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*

Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*

Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*

Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2

IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1

Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*

Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2

Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Pipeline reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of December 31, 2023.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	100%	85%
Immunovant	55%[3]	49%[3]
Priovant	75%	68%
Genevant	83%	65%
Kinevant	96%	90%
Covant	100%	86%
Psivant	100%	88%
Arbutus	23%[3]	20%[3]
Lokavant	57%	50%
VantAI	60%	49%
Datavant	*	*

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
As of December 31, 2023, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 3 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing

Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing

LNP platform	Genevant	Updates to LNP patent litigation	Ongoing

Brepocitinib	Priovant	Topline data from proof-of-concept trial in noninfectious uveitis	1Q 2024

VTAMA (tapinarof) cream	Dermavant	Expected sNDA filing for VTAMA in atopic dermatitis	1Q 2024

Batoclimab	Immunovant	Initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	2Q/3Q 2024

Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	2H 2024

Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	2H 2024

Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025

Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments

•
Roivant: In December 2023, Roivant announced the completion of the sale of Telavant to Roche for an upfront payment of approximately $7.1 billion with an additional $150 million in cash payable upon the completion of a near-term milestone. Under the terms of the agreement, Roche gained the rights to develop, manufacture and commercialize RVT-3101 in the US and Japan for the treatment of inflammatory bowel disease and potentially other diseases. Prior to the closing of the transaction, Roivant owned 75% of the issued and outstanding shares of common stock and preferred stock of Telavant and Pfizer owned the remaining 25%, in each case on an as-converted basis.  Roivant’s net cash proceeds from the transaction are approximately $5.2 billion. Approximately $110 million of the additional milestone payment will be payable to Roivant.

Roivant reported its consolidated cash, cash equivalents and restricted cash of $6.7 billion at December 31, 2023.

•
Immunovant: In November 2023, Immunovant reported IMVT-1402, a second-generation antibody targeting the neonatal fragment crystallizable receptor (FcRn), continued to show potentially best-in-class profile in a Phase 1 clinical trial in healthy adults. Initial data from the 600 mg MAD cohort showed that four subcutaneously administered doses of 600 mg IMVT-1402 reduced total immunoglobulin G (IgG) levels by a mean of 74%, very similar to the 76% IgG reduction after four weekly injections of 680 mg batoclimab, but with no or minimal changes in serum albumin and LDL cholesterol, consistent with observations in placebo.

In December 2023, Immunovant reported in an open-label Phase 2 proof-of-concept clinical trial of batoclimab in Graves’ disease, response rates from an initial cohort of patients who were hyperthyroid despite treatment with an anti-thyroid medication for more than 12 weeks were meaningfully higher than 50 percent, after receiving once-weekly subcutaneous injections of 680 mg batoclimab for 12 weeks. This trial is ongoing.

•
Dermavant: For the third quarter ended December 31, 2023, Roivant reported VTAMA net product revenue of $20.7M, representing a 28.5% gross-to-net yield for the quarter. As of February 2024, over 300,000 VTAMA prescriptions have been written by approximately 14,000 unique prescribers for psoriasis, based on IQVIA data. VTAMA is covered for 137 million US commercial lives, including coverage by all three of the top pharmacy benefit managers.

In January 2024, Dermavant announced new positive efficacy and safety data from analyses of ADORING 3, an ongoing open-label, long-term extension Phase 3 trial being conducted to evaluate the safety and efficacy of VTAMA cream, 1% in patients with AD for up to 48 weeks of total treatment. The integrated analysis across the ADORING development program showed that efficacy continued to improve beyond the 8-week double blind treatment period in ADORING 1 and ADORING 2 across multiple endpoints including:

o	vIGA-AD score of 0 (clear) or 1 (almost clear) with at least a 2-grade improvement from baseline was observed in 73% (519/711) of patients included

o	80.7% (574/711) of patients achieved at least a 75% improvement in the Eczema Area and Severity Index (EASI75)

o	77.9% (218/280) of patients ≥12 years old with a baseline Peak Pruritus Numeric Rating Scale (PP-NRS) score ≥4 achieved a ≥4-point reduction in PP-NRS

o	92.3% (656/711) of patients achieved at least a 1-grade improvement in vIGA-AD score

The interim analysis of the ADORING 3 open-label, long-term extension Phase 3 trial demonstrated that 51.2% (373/728) of patients achieved complete disease clearance (vIGA-AD score of 0). No new safety signals were observed with up to 56 weeks of treatment. Data from these analyses will be included in sNDA submission expected this quarter.

•	Hemavant: We have discontinued the development of RVT-2001 after an interim data analysis from the Phase 1/2 study.

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

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets represents the gain resulting from the sale of our entire equity interest in our majority-owned subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (“Roche”) in December 2023 (the “Roche Transaction”). Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. (together with Roivant, the “Sellers”) owned the remaining 25%, in each case on an as-converted basis. At closing, we received approximately $5.2 billion in cash. We additionally are eligible to receive approximately $110 million for our portion of a one-time milestone payment if the milestone payment condition is satisfied. Refer to Note 5, “Recent Transactions” of our financial statements for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments primarily includes the unrealized loss (gain) on equity investments in publicly-traded companies, including Arbutus Biopharma Corporation (“Arbutus”), as well as our equity investment in Heracles Parent, L.L.C., the parent entity of the Datavant business (“Datavant”). We have elected the fair value option to account for these investments.

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

Results of Operations

Comparison of the three and nine months ended December 31, 2023 and 2022

The following table sets forth our results of operations for the three months ended December 31, 2023 and 2022:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$20,666	$9,244	$11,422
License, milestone and other revenue	16,474	7,808	8,666
Revenue, net	37,140	17,052	20,088
Operating expenses:
Cost of revenues	3,668	3,586	82
Research and development	123,717	125,533	(1,816)
Acquired in-process research and development	—	97,749	(97,749)
Selling, general and administrative	197,282	168,261	29,021
Total operating expenses	324,667	395,129	(70,462)
Gain on sale of Telavant net assets	5,348,410	—	5,348,410
Income (loss) from operations	5,060,883	(378,077)	5,438,960
Change in fair value of investments	10,467	(25,948)	36,415
Change in fair value of debt and liability instruments	9,331	62,360	(53,029)
Gain on deconsolidation of subsidiaries	—	(12,514)	12,514
Interest income	(31,953)	(10,249)	(21,704)
Interest expense	9,444	8,446	998
Other income, net	(34,743)	(18,095)	(16,648)
Net income (loss) before income taxes	5,098,337	(382,077)	5,480,414
Income tax expense	25,672	2,819	22,853
Net income (loss)	5,072,665	(384,896)	5,457,561
Net loss attributable to noncontrolling interests	(23,519)	(32,882)	9,363
Net income (loss) attributable to Roivant Sciences Ltd.	$5,096,184	$(352,014)	$5,448,198

The following table sets forth our results of operations for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Revenues:
Product revenue, net	$55,749	$14,354	$41,395
License, milestone and other revenue	40,116	19,550	20,566
Revenue, net	95,865	33,904	61,961
Operating expenses:
Cost of revenues	11,148	8,953	2,195
Research and development	380,834	393,358	(12,524)
Acquired in-process research and development	26,450	97,749	(71,299)
Selling, general and administrative	517,827	474,996	42,831
Total operating expenses	936,259	975,056	(38,797)
Gain on sale of Telavant net assets	5,348,410	—	5,348,410
Income (loss) from operations	4,508,016	(941,152)	5,449,168
Change in fair value of investments	63,880	53,277	10,603
Change in fair value of debt and liability instruments	85,376	90,032	(4,656)
Gain on deconsolidation of subsidiaries	(17,354)	(29,276)	11,922
Interest income	(62,967)	(17,900)	(45,067)
Interest expense	27,603	19,393	8,210
Other income, net	(33,405)	(11,060)	(22,345)
Net income (loss) before income taxes	4,444,883	(1,045,618)	5,490,501
Income tax expense	31,181	8,983	22,198
Net income (loss)	4,413,702	(1,054,601)	5,468,303
Net loss attributable to noncontrolling interests	(86,339)	(79,188)	(7,151)
Net income (loss) attributable to Roivant Sciences Ltd.	$4,500,041	$(975,413)	$5,475,454

Variance analysis for three and nine months ended December 31, 2023 and 2022

Revenue, net

For the three months ended December 31, 2023 and 2022, our revenue consisted of the following:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Product revenue, net	$20,666	$9,244	$11,422
License, milestone and other revenue	16,474	7,808	8,666
Revenue, net	$37,140	$17,052	$20,088

Product revenue, net increased by $11.4 million to $20.7 million for the three months ended December 31, 2023, compared to $9.2 million for the three months ended December 31, 2022, primarily due to higher units sold. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $8.7 million to $16.5 million for the three months ended December 31, 2023, compared to $7.8 million for the three months ended December 31, 2022. The increase was largely related to an increase in revenues generated from licensing arrangements, primarily at Genevant Sciences Ltd., during the three months ended December 31, 2023.

For the nine months ended December 31, 2023 and 2022, our revenue consisted of the following:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Product revenue, net	$55,749	$14,354	$41,395
License, milestone and other revenue	40,116	19,550	20,566
Revenue, net	$95,865	$33,904	$61,961

Product revenue, net increased by $41.4 million to $55.7 million for the nine months ended December 31, 2023, compared to $14.4 million for the nine months ended December 31, 2022, primarily due to higher units sold. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $20.6 million to $40.1 million for the nine months ended December 31, 2023, compared to $19.6 million for the nine months ended December 31, 2022. The increase was primarily driven by $15.0 million of revenue relating to milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc. during the nine months ended December 31, 2023.

Cost of revenues

For the three months ended December 31, 2023 and 2022, our cost of revenues consisted of the following:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$1,226	$1,358	$(132)
Amortization of intangible assets	2,442	2,228	214
Cost of revenues	$3,668	$3,586	$82

Cost of revenues increased by $0.1 million to $3.7 million for the three months ended December 31, 2023, compared to $3.6 million for the three months ended December 31, 2022. During the three months ended December 31, 2023 and 2022, cost of revenues included $0.8 million and $0.4 million, respectively, of costs relating to VTAMA sales as well as amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

For the nine months ended December 31, 2023 and 2022, our cost of revenues consisted of the following:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Cost of product and other revenues	$3,937	$3,783	$154
Amortization of intangible assets	7,211	5,170	2,041
Cost of revenues	$11,148	$8,953	$2,195

Cost of revenues increased by $2.2 million to $11.1 million for the nine months ended December 31, 2023 compared to $9.0 million for the nine months ended December 31, 2022. During the nine months ended December 31, 2023 and 2022, cost of revenues included $2.1 million and $1.0 million, respectively, of costs relating to VTAMA sales as well as amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

Research and development expenses

For the three months ended December 31, 2023 and 2022, our research and development expenses consisted of the following:

	Three Months Ended December 31,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Batoclimab(1)	$19,688	$22,748	$(3,060)
Brepocitinib	10,409	11,113	(704)
Tapinarof	8,781	9,787	(1,006)
IMVT-1402(1)	5,768	2,317	3,451
RVT-3101	5,651	1,659	3,992
Namilumab	3,280	3,315	(35)
RVT-2001	1,897	4,964	(3,067)
Other development and discovery programs	12,287	21,810	(9,523)
Total program-specific costs	67,761	77,713	(9,952)
Unallocated internal costs:
Share-based compensation	7,475	6,888	587
Personnel-related expenses	37,636	31,171	6,465
Other expenses	10,845	9,761	1,084
Total research and development expenses	$123,717	$125,533	$(1,816)

(1) Certain prior period amounts have been reclassified to conform to current period presentation.

Research and development expenses decreased by $1.8 million to $123.7 million for the three months ended December 31, 2023, compared to $125.5 million for the three months ended December 31, 2022. Changes in the components of research and development expenses included a decrease in program-specific costs of $10.0 million offset by increases in personnel-related expenses of $6.5 million and other expenses of $1.1 million.

Within program-specific costs, the decrease of $10.0 million was primarily driven by a decrease of $9.5 million related to other development and discovery programs due to the deconsolidation of Proteovant Sciences, Inc. (“Proteovant”) in August 2023, along with the reprioritization of certain programs and drug discovery efforts, and decreases of $3.1 million each related to RVT-2001 and batoclimab. These decreases were partially offset by an increase in expense of $4.0 million related to RVT-3101, which was acquired in November 2022, and an increase of $3.5 million related to IMVT-1402. The rights to further develop and manufacture RVT-3101 were sold to Roche in December 2023.

The increase of $6.5 million in personnel-related expenses was primarily driven by a special one-time cash retention bonus award granted to employees during the three months ended December 31, 2023.

For the nine months ended December 31, 2023 and 2022, our research and development expenses consisted of the following:

	Nine Months Ended December 31,
	2023	2022	Change
	(in thousands)
Program-specific costs:
Batoclimab(1)	$50,814	$48,164	$2,650
RVT-3101	35,129	1,659	33,470
IMVT-1402(1)	29,599	7,037	22,562
Tapinarof	27,675	32,770	(5,095)
Brepocitinib	26,927	32,007	(5,080)
Namilumab	9,913	9,424	489
RVT-2001	9,458	11,733	(2,275)
Other development and discovery programs	33,480	96,779	(63,299)
Total program-specific costs	222,995	239,573	(16,578)
Unallocated internal costs:
Share-based compensation	24,305	26,548	(2,243)
Personnel-related expenses	101,079	100,886	193
Other expenses	32,455	26,351	6,104
Total research and development expenses	$380,834	$393,358	$(12,524)
(1) Certain prior period amounts have been reclassified to conform to current period presentation.

Research and development expenses decreased by $12.5 million to $380.8 million for the nine months ended December 31, 2023, compared to $393.4 million for the nine months ended December 31, 2022, primarily due to decreases in program-specific costs of $16.6 million and share-based compensation of $2.2 million, partially offset by an increase in other expenses of $6.1 million.

The decrease of $16.6 million in program-specific costs was primarily driven by a decrease of $63.3 million in other development and discovery program expense, which in part resulted from the deconsolidation of Proteovant in August 2023 along with the reprioritization of certain programs and drug discovery efforts. This decrease was partially offset by increases of $33.5 million relating to RVT-3101, which was acquired in November 2022, and $22.6 million relating to IMVT-1402. The rights to further develop and manufacture RVT-3101 were sold to Roche in December 2023.

Acquired in-process research and development expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Acquired in-process research and development	$—	$97,749	$(97,749)	$26,450	$97,749	$(71,299)

Acquired in-process research and development expenses were $97.7 million for the three months ended December 31, 2022, primarily due to consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 in November 2022 and the achievement of a development milestone relating to batoclimab, which resulted in a one-time milestone expense of $10.0 million.

Acquired in-process research and development expenses decreased by $71.3 million to $26.5 million for the nine months ended December 31, 2023, compared to $97.7 million for the nine months ended December 31, 2022. The decrease was primarily due to higher consideration for the purchase of IPR&D during the nine months ended December 31, 2022 as a result of consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 in November 2022 and the achievement of a development milestone relating to batoclimab, which resulted in a one-time milestone expense of $10.0 million. Acquired in-process research and development expenses for the nine months ended December 31, 2023 was driven by $14.0 million of consideration for the purchase of IPR&D relating to an asset acquisition completed by a newly-formed subsidiary and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

Selling, general and administrative expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Selling, general and administrative	$197,282	$168,261	$29,021	$517,827	$474,996	$42,831

Selling, general and administrative expenses increased by $29.0 million to $197.3 million for the three months ended December 31, 2023, compared to $168.3 million for the three months ended December 31, 2022, primarily due to an increase in personnel-related expenses of $27.0 million as a result of a special one-time cash retention bonus award granted to employees.

Selling, general and administrative expenses increased by $42.8 million to $517.8 million for the nine months ended December 31, 2023, compared to $475.0 million for the nine months ended December 31, 2022, primarily due to an increase in selling, general and administrative expenses of $47.2 million at Dermavant as a result of the progression of the commercial launch of VTAMA and an increase in personnel-related expenses of $22.1 million primarily as a result of a special one-time cash retention bonus award granted to employees. These increases were partially offset by a decrease of $37.3 million in share-based compensation expense.

Gain on sale of Telavant net assets

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Gain on sale of Telavant net assets	$5,348,410	$—	$5,348,410	$5,348,410	$—	$5,348,410

Gain on sale of Telavant net assets was approximately $5.3 billion for the three and nine months ended December 31, 2023 and resulted from the sale of our entire equity interest in Telavant to Roche in December 2023. At closing, we received approximately $5.2 billion in cash for our pro rata portion of the consideration. Additionally, we derecognized the carrying amount of noncontrolling interest in Telavant of $87.5 million and transferred net liabilities of $26.5 million. This resulted in a gain of approximately $5.3 billion. Refer to Note 5, “Recent Transactions” of our financial statements for further information regarding the Roche Transaction.

Change in fair value of investments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$10,467	$(25,948)	$36,415	$63,880	$53,277	$10,603

Change in fair value of investments were an unrealized loss of $10.5 million and a gain of $25.9 million for the three months ended December 31, 2023 and 2022, respectively. The change of $36.4 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of investments were unrealized losses of $63.9 million and $53.3 million for the nine months ended December 31, 2023 and 2022, respectively. The change of $10.6 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of debt and liability instruments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Change in fair value of debt and liability instruments	$9,331	$62,360	$(53,029)	$85,376	$90,032	$(4,656)

Change in fair value of debt and liability instruments were losses of $9.3 million and $62.4 million for the three months ended December 31, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the three months ended December 31, 2023 primarily consisted of a loss of $11.8 million relating to the NovaQuest Facility, which was largely due to the passage of time, partially offset by a gain of $2.8 million relating to the earn-out share liabilities issued as part of the Business Combination. Change in fair value of debt and liability instruments for the three months ended December 31, 2022 primarily consisted of a loss of $60.2 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Change in fair value of debt and liability instruments were losses of $85.4 million and $90.0 million for the nine months ended December 31, 2023 and 2022, respectively. Change in fair value of debt and liability instruments for the nine months ended December 31, 2023 primarily consisted of a loss of $48.9 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $35.9 million relating to the NovaQuest Facility, which was largely due to the passage of time. The change in fair value of debt and liability instruments for the nine months ended December 31, 2022 primarily consisted of a loss of $55.2 million relating to the NovaQuest facility, which was primarily due to the impact of VTAMA approval in psoriasis, and a loss of $40.7 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Gain on deconsolidation of subsidiaries

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$—	$(12,514)	$12,514	$(17,354)	$(29,276)	$11,922

Gain on deconsolidation of subsidiaries was $17.4 million for the nine months ended December 31, 2023 and resulted from the deconsolidation of VantAI Holdings, Inc. (“VantAI”) in July 2023 and Proteovant in August 2023.

Gain on deconsolidation of subsidiaries was $12.5 million and $29.3 million for the three and nine months ended December 31, 2022, respectively, and resulted from the deconsolidation of certain subsidiaries in November 2022 and July 2022.

Interest income

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest income	$(31,953)	$(10,249)	$(21,704)	$(62,967)	$(17,900)	$(45,067)

Interest income increased by $21.7 million to $32.0 million for the three months ended December 31, 2023, compared to $10.2 million for the three months ended December 31, 2022. The increase is primarily due to higher cash balances in our interest-bearing cash accounts as well as higher interest rates.

Interest income increased by $45.1 million to $63.0 million for the nine months ended December 31, 2023, compared to $17.9 million for the nine months ended December 31, 2022. The increase is primarily due to higher cash balances in our interest-bearing cash accounts as well as higher interest rates.

Interest expense

	Three Months Ended December 31,			Nine Months Ended December 31,
	2023	2022	Change	2023	2022	Change
	(in thousands)			(in thousands)
Interest expense	$9,444	$8,446	$998	$27,603	$19,393	$8,210

Interest expense increased by $1.0 million to $9.4 million for the three months ended December 31, 2023, compared to $8.4 million for the three months ended December 31, 2022.

Interest expense increased by $8.2 million to $27.6 million for the nine months ended December 31, 2023, compared to $19.4 million for the nine months ended December 31, 2022. The increase primarily resulted from Dermavant’s revenue interest purchase and sale agreement (the “RIPSA”), pursuant to which funding of $160.0 million was received in June 2022 following the approval of VTAMA by the FDA in May 2022.

Liquidity and Capital Resources

For the nine months ended December 31, 2023 and 2022, we incurred net income of approximately $4.4 billion and a net loss of approximately $1.1 billion, respectively. As of December 31, 2023, we had cash and cash equivalents of approximately $6.7 billion and our retained earnings was $727.3 million. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

In September 2023, we entered into common share purchase and sale agreements with certain institutional investors, pursuant to which we sold an aggregate of 19,600,685 of our common shares at a purchase price of $10.21 per share. Net proceeds to us were approximately $199.8 million after deducting offering expenses.

In October 2023, Immunovant completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by us on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, we purchased 4,473,684 shares of Immunovant’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to Immunovant were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses.

On December 14, 2023, we completed the sale of our entire equity interest in our majority-owned subsidiary, Telavant, to Roche. The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among us, Telavant, Pfizer Inc. (“Pfizer”), and Roche. Telavant was jointly formed by us and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the United States and Japan. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

Pursuant to the Stock Purchase Agreement, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment will be applied to the one-time milestone payment. We received an upfront payment of approximately $5.2 billion in cash as our pro rata portion of the consideration upon closing of the Roche Transaction. Additionally, we are eligible to receive approximately $110 million for our pro rata portion of the one-time milestone payment if the milestone payment condition is satisfied.

Our short-term and long-term liquidity requirements as of December 31, 2023 included:

•	contractual payments related to our long-term debt (see Note 7, “Long-Term Debt” of our condensed consolidated financial statements);

•	obligations under our leases;

•
certain commitments to Palantir Technologies Inc. (“Palantir”) totaling $19.1 million related to a master subscription agreement entered in May 2021 for access to Palantir’s proprietary software for a five-year period;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. The minimum purchase commitment related to this agreement was estimated to be approximately $18.3 million as of December 31, 2023. Immunovant had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event Immunovant decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancellable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, Immunovant did not exercise that early termination right and it has lapsed. As a result, Immunovant has an additional minimum obligation to Samsung of approximately $28.0 million to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and price. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements was estimated to be approximately $43.1 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represents only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts. There have been no material changes to the commitments relating to our leases during the three months ended December 31, 2023 outside the ordinary course of business. For further information regarding our lease commitments, refer to Note 15, “Leases” in our Form 10-K.

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

In the future, we may require significant additional capital to continue our operations, pursue business opportunities or strategic transactions, or respond to challenges, competition or unforeseen circumstances. Until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a common shareholder. Any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. Our ability to raise additional capital may be adversely impacted by potential worsening global economic conditions and the recent disruptions to, and volatility in, the credit and financial markets in the United States and worldwide. If we raise additional funds through collaborations, strategic alliances or marketing, distribution, or licensing arrangements with third parties, we may have to relinquish valuable rights to our product and product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us.

If adequate funds are not available to us, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs, scale back marketing efforts for our current and future products or be unable to expand operations or otherwise capitalize on business opportunities.

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to retire outstanding debt obligations or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management” and “Risk Factors—Risks Related to Our Business and Industry—Our management has broad discretion in respect of use of our cash and cash equivalents, including the proceeds from the Roche Transaction. In the future, we may decide to return capital to shareholders, whether through share repurchases, cash dividends or otherwise, and the amount and timing of such capital returns is subject to the discretion of our board of directors and will vary from time to time. There is no guarantee that such proceeds will be used to increase our operating results or enhance the value of our Common Shares.” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2023 and 2022:

	Nine Months Ended December 31,
	2023	2022
	(in thousands)
Net cash used in operating activities	$(656,811)	$(664,305)
Net cash provided by (used in) investing activities	$5,196,695	$(157,822)
Net cash provided by financing activities	$451,988	$289,130

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the nine months ended December 31, 2023, cash used in operating activities decreased by $7.5 million to $656.8 million compared to the nine months ended December 31, 2022.

Investing Activities

Cash flow from investing activities includes proceeds from sale of Telavant net assets, milestone payments, cash decreases upon deconsolidation of subsidiaries, proceeds from sale of subsidiary interests, and purchase of property and equipment.

For the nine months ended December 31, 2023 and 2022, cash flow from investing activities changed by $5.4 billion. For the nine months ended December 31, 2023, net cash provided by investing activities was $5.2 billion, compared to net cash used in investing activities of $157.8 million for the nine months ended December 31, 2022. This change in cash flow is primarily due to proceeds received upon closing of the Roche Transaction during the nine months ended December 31, 2023, partially offset by the milestone payments relating to VTAMA made during the nine months ended December 31, 2022.

Financing Activities

For the nine months ended December 31, 2023, cash provided by financing activities increased by $162.9 million to $452.0 million compared to the nine months ended December 31, 2022. During the nine months ended December 31, 2023, net proceeds were primarily generated by the issuance of common shares of our majority-owned subsidiary Immunovant as well as the issuance of our common shares pursuant to purchase and sale agreements entered with certain institutional investors. During the nine months ended December 31, 2022, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022 as well as net proceeds from the issuance of our common shares and the common shares of our majority-owned subsidiary Immunovant.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2023, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict when and if our products and product candidates will achieve various milestones in their clinical development, including marketing approval from the FDA or other regulatory authorities, the timing or amount of increased expenses related to these activities or when we will be able to generate meaningful revenues or maintain profitability, if ever. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development in the U.S. or another jurisdiction, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. We anticipate incurring significant costs associated with commercializing VTAMA and any future product candidates, if approved, and advancing our ongoing clinical trials and discovery efforts until our revenue from product sales of VTAMA and any other approved products exceeds such expenses, which may never occur.

We may never achieve sustained profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., we have yet to receive marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of December 31, 2023, we had cash and cash equivalents of approximately $6.7 billion and retained earnings of $727.3 million.

We may never be able to develop new marketable drugs, successfully commercialize new marketable drugs or achieve sustained profitability. To achieve sustained profitability, we must succeed in developing and commercializing products that generate significant revenue. Revenue from the sale of any products or product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product, the competitive landscape of the product market, and whether we own the commercial rights for that territory. For example, even though VTAMA for the treatment of adults with plaque psoriasis has received regulatory approval in the U.S., we can provide no assurances that we will be able to achieve profitability based on sales in that indication alone or that we will be able to receive approval of and commercialize VTAMA for other indications or in other jurisdictions. Even if we achieve profitability from product revenues in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, expand our pipeline, market our products and, if approved, product candidates, and continue our operations.

We may never generate meaningful product revenue from the commercial sales of our products or, if approved, product candidates or achieve or maintain profitability. It is possible that we will incur substantial operating losses for the foreseeable future. Our ability to generate meaningful product revenue and achieve sustained profitability is dependent on our ability to complete the development of our products and product candidates, obtain necessary regulatory approvals for our current and future products and product candidates and manufacture and successfully market our current and future products and product candidates alone or in collaboration with others.

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

We do not wholly own many of our Vants, and certain of our Vants have issued debt or equity securities senior to our ownership interests, which dilutes our economic interest in the Vants. Future capital needs at individual Vants may also be financed through senior debt or equity securities, or common equity, all of which may further dilute our economic interest in a Vant.

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

From time to time, we may consider strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies. For example, in December 2023, we completed a transaction to sell Telavant, which was owned by us and Pfizer, to Roche for aggregate upfront consideration of $7.1 billion and a near-term, one-time milestone payment of $150 million (the “Roche Transaction”). Additional potential transactions that we may consider in the future include a variety of business arrangements, including spinoffs, strategic partnerships, joint ventures, collaborations, restructurings, divestitures, business combinations and investments. Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our or our Vants’ equity securities, including our Common Shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, and could expose us to the risk of litigation, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions, which may or may not include using all or a portion of the cash proceeds from the Roche Transaction as consideration, may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management, as well as significant costs, whether or not successfully consummated. In addition, the integration of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the acquisition. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions such as the Roche Transaction may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, there can be no assurance that transactions of the nature described above will be undertaken or successfully completed, and that any transaction we do complete will not have a material adverse effect on our business, results of operations, financial condition and prospects.

Our management has broad discretion in respect of use of our cash and cash equivalents, including the proceeds from the Roche Transaction.  In the future, we may decide to return capital to shareholders, whether through share repurchases, cash dividends or otherwise, and the amount and timing of such capital returns is subject to the discretion of our board of directors and will vary from time to time.  There is no guarantee that such proceeds will be used to improve our operating results or enhance the value of our Common Shares.

As of December 31, 2023, we had cash and cash equivalents of approximately $6.7 billion, which includes the cash proceeds from the Roche Transaction. Our management has broad discretion in respect of use of our cash and cash equivalents, including the proceeds from the Roche Transaction  We may use all or a portion of such proceeds in respect of one or more strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

In the future, we may also decide to return capital to shareholders though one or a combination of public or private share repurchases, or the issuance of cash dividends on our Common Shares. The amount and timing of these returns of capital to shareholders may vary from time to time, and the decision whether to return capital to shareholders remain subject to the discretion of our board of directors that any such activity would be in the best interests of our shareholders and in compliance with all applicable laws and our contractual obligations. In the event that we decide to pursue share repurchases, we may be limited in our ability to repurchase our Common Shares by various governmental laws, rules and regulations which prevent us from purchasing our Common Shares during periods when we are in possession of material non-public information. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. The returns of capital to shareholders may change in form, amount, value and frequency from time to time, and we cannot guarantee that any such returns of capital will continue. The trading price of our Common Shares may deteriorate if we are unable to meet investor expectations with respect to the timing and amount of capital returns to shareholders, and such deterioration may be material. There is no guarantee that our significant balance of cash and cash equivalents, including the proceeds from the Roche Transaction, will be used to increase our operating results, return capital to shareholders, or enhance the value of our Common Shares.

We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to successfully market our products, acquire or in-license new products or product candidates, complete the development and commercialization of our products and product candidates and continue to pursue our drug discovery efforts.

Acquiring or in-licensing, discovering, developing, commercializing and marketing biopharmaceutical products and product candidates is expensive and time consuming, and, in the future, we may require additional capital to pursue these activities. We are also responsible for payments to third parties under our license and acquisition agreements, including milestone and royalty payments. Because of the inherent uncertainties in these activities – including the outcome of preclinical and clinical trials and the regulatory approval process – we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our current and future products and product candidates.

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

o
the manufacturing, selling and marketing costs associated with VTAMA, including the cost and timing of expanding sales and marketing capabilities or entering into strategic collaborations with third parties; and

o	the amount and timing of sales and other revenues from VTAMA, including the sales price and the availability of adequate third-party reimbursement;

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

In the event that we require additional financing, we cannot be certain that additional capital will be available to us or the Vants on acceptable terms, or at all. If we or the Vants are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue our in-licensing and acquisition, discovery, development, commercialization and marketing activities. In addition, attempting to secure additional capital may divert the time and attention of our management from day-to-day activities and harm our business. Because of the numerous risks and uncertainties associated with our business, we are unable to estimate the amounts of increased capital outlays, operating expenditures and capital requirements associated with our current and future product development programs and discovery efforts. Moreover, risks associated with broader market conditions, including high levels of inflation, heightened interest rates and increasing market and banking sector instability and volatility, all of which have been observed in recent periods, may further adversely impact our ability to obtain financing on acceptable terms or at all.

In the future, we may require significant additional capital to continue our operations, pursue business opportunities or strategic transactions, or respond to challenges, competition or unforeseen circumstances. Until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations at Roivant and the Vants. To the extent that we raise additional capital by issuing equity securities at Roivant or the Vants, our existing shareholders’ ownership, or our ownership in the Vants, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of our shareholders. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our products and product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital or to pursue business opportunities, including potential acquisitions.

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

We are exposed to risks and fluctuations related to our significant holdings of cash and cash equivalents.

Our significant holdings of cash and cash equivalents can be negatively affected by changes in liquidity, financial results, market and economic conditions, political risk, currency risk, credit risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash and cash equivalents may fluctuate substantially. Additionally, we may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. Therefore, although we have not realized any significant losses on our cash and cash equivalents, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition.

Risks Related to the Development of Our Products and Product Candidates

Clinical trials and preclinical studies are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or preclinical studies on the expected timelines, if at all.

Our biopharmaceutical product candidates that are in clinical development or preclinical studies will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”) or an application for marketing authorization in the European Union (“EU”) or United Kingdom (“UK”), may be submitted, or extensive preclinical testing before an Investigational New Drug application (“IND”) or an application for authorization to conduct a clinical trial in the EU or UK may be submitted, a Clinical Trial Application (“CTA”). We cannot provide any assurance that we will submit an IND, NDA, CTA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities.

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

Failures can occur at any stage of development, including clinical trials or preclinical studies, and we could encounter problems that cause us to abandon or repeat clinical trials or preclinical studies. In addition, results from clinical trials or preclinical studies may require further evaluation, delaying the next stage of development or submission of an IND or an NDA or similar application in the U.S. or another jurisdiction. Further, product candidates in later stages of clinical trials may fail to show the desired safety and efficacy results despite having successfully progressed through preclinical and earlier stage clinical trials. Such product candidates may exhibit safety signals in later stage clinical trials that they did not exhibit in earlier studies or trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in, or the discontinuation of, advanced clinical trials with a product candidate due to lack of efficacy or adverse safety findings, despite having promising results in earlier trials or studies. Likewise, the results of early clinical trials or preclinical studies of our product candidates may not be predictive of the results of current or future development programs. There can also be no assurance that the results of studies conducted by collaborators or other third parties with similar product candidates in similar indications will be viewed favorably or indicative of our own future trial results.

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

In addition, disruptions caused by any ongoing effects of the COVID-19 pandemic or future pandemics may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. Further, we, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

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

Patient enrollment and retention in clinical trials depends on many factors, including EC approval of patient participation as proposed, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, including those related to any ongoing effects of COVID-19 pandemic or future pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our products and product candidates, including batoclimab, which targets certain rare autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the reductions in IgG antibodies and favorable analyte profile observed in our Phase 1 trial of IMVT-1402 will be observed in future clinical trials, including pivotal trials necessary for regulatory approvals. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

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

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, we previously disclosed top-line data from our pivotal atopic dermatitis Phase 3 ADORING 1 and ADORING 2 trials of VTAMA, positive results from the initial cohort of patients in our Phase 2 trial of batoclimab in Graves’ disease, and initial human data from our Phase 1 trial of IMVT-1402. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

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

We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Accordingly, we rely on third parties to produce commercial and clinical supplies of our products and product candidates. For example, Dermavant, ThermoFisher and GSK have entered into agreements pursuant to which ThermoFisher and GSK are providing commercial drug product and drug substance for VTAMA as well as drug product and drug substance for Dermavant’s completed pivotal atopic dermatitis Phase 3 ADORING 1 and ADORING 2 trials of VTAMA as well as its ongoing open label long-term extension study of VTAMA in atopic dermatitis. If these counterparties do not fulfill their obligations under these agreements, Dermavant’s ability to sell VTAMA commercially and conduct its ongoing and future clinical trials with VTAMA may be adversely impacted.

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

The facilities used by our contract manufacturers to manufacture our products and product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or other similar application to the FDA. Such facilities must also register with the FDA. Similar requirements apply in other jurisdictions. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of products and product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable non-U.S. regulatory authorities, we will not be able to secure or maintain regulatory approval for our products or product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable non-U.S. regulatory authorities do not approve these facilities for the manufacture of our products or product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to market our products and develop, obtain regulatory approval for or market our product candidates, if approved.

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

•
if an NDA, BLA or a similar application is referred for review by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authorities, as the case may be, require, as a condition of approval, additional nonclinical, preclinical studies or clinical trials, limitations on approved labelling or distribution and use restrictions;

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy (“REMS”) drug safety program or its equivalent, as a condition of approval;

•	the FDA or other relevant regulatory authorities may require additional post-marketing studies and/or patient registries for product candidates;

•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;

•	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers; or

•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated, and partly completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter. At this time, it is not clear what impact, if any, these developments may have on our business, financial condition results of operations, or prospects.

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

On April 26, 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation (which will not apply in the UK). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before the end of 2024 and it will start to apply 18 months after the entry in force.

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

If we are unable to build our own sales force or negotiate a collaborative relationship for the commercialization of a product or, if approved, product candidate, we may be forced to delay commercialization or reduce the scope of our sales or marketing activities. If we elect to increase our expenditures to fund commercialization activities ourselves, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring a product or, if approved, product candidate to market or generate product revenue. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to our products or product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects.

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

•
various privacy, cybersecurity and data protection laws, rules and regulations at the international, federal, state and local level, which impose obligations with respect to safeguarding the privacy, security, and cross-border transmission of personally identifiable data, including personal health information;

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

There has been increasing legislative and enforcement interest in the United States with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. Moreover, in August 2022, Congress enacted the IRA, a law with sweeping changes to the payment of drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program that provides discounts throughout the post-deductible benefit phases. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. Further, CMS has begun to implement aspects of the IRA, including issuing final guidance describing drug negotiation, inflationary rebates, and Part D redesign, and selecting Part D drug products for the initial rounds of negation, which ultimately will result in the establishment of maximum fair prices effective in 2026. Over time, the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access; however, the degree of impact that the IRA will ultimately have upon our business remains unclear.

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

Additionally, U.S. regulators continue to pursue policies designed to lower drug costs for federal programs and patients. In May 2019, the CMS, issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a type of prior authorization, for Part B drugs beginning January 1, 2020. Additionally, on November 20, 2020, HHS finalized a regulation removing safe harbor protection for price reductions from pharmaceutical manufacturers to plan sponsors under Part D, either directly or through pharmacy benefit managers, unless the price reduction is required by law. This rulemaking also created a new safe harbor for price reductions reflected at the point-of-sale, as well as a safe harbor for certain fixed fee arrangements between pharmacy benefit managers and manufacturers. However, Congress has adopted various delays on the implementation or enforcement of the rule, including a postponement until January 2032 under the IRA. On December 31, 2020, CMS enacted a final rule that, among other things, expanded the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On May 23, 2023, CMS issued a Medicaid Drug Rebate Program proposed rule, which if finalized, would, among other things, require drug manufacturers to aggregate certain price concessions when calculating Best Price, establish a price verification survey, and amend the definitions of a “covered outpatient drug” and a “manufacturer.” These changes, if finalized, could deepen rebates owed on Medicaid utilization, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny.

Moreover, upcoming legislative and policy changes in the EU and the UK, some of which may materialize in the near term, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the EU Member States. Such initiatives may further impact the price and reimbursement status of our products in the future.

There have been, and likely will continue to be, legislative and regulatory proposals at the national and state levels in jurisdictions around the world directed at containing or lowering the cost of healthcare, including prescription drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability through product revenue, or commercialize our products and, if approved, our product candidates. Such reforms could have an adverse effect on anticipated revenue from our products and, if approved, product candidates and may affect our overall financial condition and ability to develop future product candidates and obtain marketing approval for those product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our products and, if approved, product candidates;

•	our ability to receive or set a price that we believe is fair for our products;

•	our ability to generate revenue and achieve sustained profitability;

•	the amount of taxes that we are required to pay; and

•	the availability of capital.

We expect that healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for our products and, if approved, product candidates. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain sustained profitability or successfully commercialize our products and, if approved, product candidates.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products or, if approved, product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our products and, if approved, product candidates. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the UK where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the UK there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap, and also imposes different payment rates for newer or older medicines. A consultation on the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, is ongoing, but is also likely to lead to higher rebates than previously. In markets outside of the United States, EU and UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to commercialize our products and, if approved, product candidates.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the United States for our products and, if approved, product candidates, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the United States, the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, the July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that FDA must grant before any importation may take place.  In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary.  If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our products and, if approved, product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our products and, if approved, product candidates and adversely affect our future revenues and prospects for profitability.

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

Our business could be adversely affected by global or regional economic, political and health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), international hostilities (including the current military conflicts  between Russia and Ukraine and in the Middle East), trade disputes between nations and the current and future conditions in the global financial markets. For example, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. A severe or prolonged economic downturn, political disruption or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products and product candidates. Currently and in the coming years, there may be an increased risk of cybersecurity attacks due to the Russian invasion of Ukraine, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of the invasion. Any increase in such attacks on us or our third-party vendors or other systems could adversely affect our network systems or other operations.

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

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If a significant cybersecurity compromise were to occur, it could result in a material disruption of our commercialization efforts, drug development programs, and other business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or in an unauthorized disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the commercialization efforts for our products and further development of any product candidate could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities (including clinical trial investigators) that are subject those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is actively considering adopting legislation to regulate the collection, use, and disclosure of personal health information more broadly than the HIPAA privacy and security regulations. Such legislation might require us to make substantial expenditures and would likely create additional liability risks.

The Federal Trade Commission (“FTC”) Act, while not focused on data privacy or security, has proven to be a significant federal enforcement tool with respect to protection of personal information, and recently, personal health information in particular. The FTC has used its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, to bring numerous cases against companies for failing to protect the privacy or security of personal information in a manner that is reasonable and fully consistent with stated privacy policies, notices, or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the optimal means to mitigate the risk of such an action are uncertain.

In addition, many U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute that expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In addition, another more broadly applicable California law, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (the “CPRA”, and collectively, the “CCPA”) generally requires us to provide notice to California residents (including business and vendor contacts residing in California) regarding our collection, use, and sharing of their personal information.  The CCPA also gives California residents the right to opt-out of the sale or sharing for targeted advertising of their personal information, as well as the right to limit more generally our use and disclosure of their “sensitive” (including health) personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency, have authority to implement and enforce the CCPA. California’s aggressive steps to protect consumer privacy have been followed by similar actions in the legislatures of other states, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia, all of which have passed CCPA/CPRA-like legislation to provide their respective residents with similar rights. Recently, both Nevada and Washington State enacted laws to protect the privacy of personal health information specifically, both of which generally require consent for the collection, use, or sharing of any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

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

If we or our third-party service providers are unable to properly protect the privacy and security of personal information, or other confidential  data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, EU Data Protection Authorities, and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the United States, the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

Data privacy remains an evolving landscape at both the domestic and international level, with new laws and regulations frequently being adopted and coming into effect. It is possible that these laws may be interpreted and applied in a manner that is inconsistent with our current practices. Significant resources are needed to understand and comply with this changing landscape. Failure to comply with federal, state and international laws regarding privacy and security of personal information could expose us to penalties, including government-imposed fines or orders requiring that we change our practices or unwind certain lines of business, claims for damages or other liabilities, regulatory investigations and enforcement action, litigation and significant costs for remediation, any of which could adversely affect our business. Even absent any findings that we have violated these laws, government investigations into these issues typically require the expenditure of significant resources and generate negative publicity, which could harm our business, financial condition, results of operations or prospects.

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

Composition-of-matter patents on the active pharmaceutical ingredient (“API”) in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. While we generally seek composition of matter patents for our products and product candidates, such patents may not be available for all of our products and product candidates. For example, we do not own or have a license to any issued composition of matter patents in the United States or any other jurisdiction with respect to VTAMA. Instead, we rely on four issued U.S. patents claiming topical formulations of VTAMA, including the commercial formulation which was studied in Phase 3 trials and approved by the FDA, and two issued U.S. patents covering methods of using the patented topical formulations to treat inflammatory diseases, including psoriasis and atopic dermatitis. The formulation and method-of-use patents have natural expiration dates in 2036. We additionally rely on three drug substance (“DS”) patents covering the high purity commercial crystal form of the DS, the commercial DS synthesis and several novel intermediates that are formed in the synthesis, which has a natural expiration date in 2038.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the United States Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. On February 8, 2024, the court held a Claim Construction hearing on disputed terms within the claims of the asserted patents. The court’s ruling is expected in April 2024. In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the United States of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey (the “Acuitas Action”). On October 13, 2023, Genevant and Arbutus filed a motion to dismiss the re-filed complaint. On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). On July 10, 2023, Pfizer and BioNTech filed an answer. The Pfizer Action is proceeding and in the early stages of discovery.

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

The United States has recently enacted and implemented wide-ranging patent reform legislation. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. For example, in June 2022, the World Trade Organization members agreed to waive certain patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments, including with respect to Genevant’s licensed lipid nanoparticle (“LNP”) delivery technology as used in connection with messenger RNA vaccine delivery, could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

If a third-party files an application under Section 505(b)(2) or an abbreviated new drug application (“ANDA”) under Section 505(j) with respect to any of our products or, if approved, product candidates, for a generic product containing any of our products or product candidates, including VTAMA, and relies in whole or in part on studies conducted by or for us, the third-party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for the applicable product or, if approved, product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third-party’s generic product. A certification under 21 CFR § 314.94(a)(12)(i)(A)(4) that the new product will not infringe the Orange Book-listed patents for the applicable product or, if approved, product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third-party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third-party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third-party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third-party. If we do not file a patent infringement lawsuit within the required 45-day period, the third-party’s ANDA will not be subject to the 30-month stay of FDA approval.

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

For example, our issued U.S. patents covering VTAMA may not provide adequate protection from competitive products developed by 505(b)(1) NDA, 505(b)(2) NDA or 505(j) ANDA applicants containing paragraph IV certifications if such applicants are able to design around the patents. One or more competitors may circumvent these patents by filing a marketing application with the FDA under Sections 505(b)(2) or 505(j) of the Federal Food, Drug and Cosmetic Act containing a paragraph IV certification for a competitive product containing the active moiety in VTAMA and successfully challenging the validity of the patents or successfully designing around the patents. Any successful challenge against the patents and/or designing around one or more of the patents could result in a generic version of VTAMA being commercialized before the expiration of the patents. If the patents are successfully challenged or designed around, our business, results of operations, financial condition and prospects would be harmed.

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

We and the Vants may need additional capital in the future to continue our operations. To the extent we raise additional capital by issuing equity securities, including in our subsidiaries, our shareholders may experience substantial dilution. We or the Vants may sell securities, including convertible securities or other equity securities in one or more transactions at prices and in a manner we determine from time to time. If we sell Common Shares, convertible securities or other equity securities in more than one transaction, investors may be materially diluted by subsequent sales. In addition, new investors could gain rights superior to our existing shareholders.

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

Because there are no approved plans to pay cash dividends on our Common Shares for the foreseeable future, you may not receive any return on investment unless you sell our Common Shares for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current approved plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant.  As a result, you may not receive any return on an investment in our Common Shares unless you sell your shares of for a price greater than that which you paid for them.

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

On January 22, 2024, we issued 313,023 Common Shares to certain current and former equityholders of a healthcare technology subsidiary of ours as deferred consideration to the sellers in connection with the acquisition of a controlling interest in such subsidiary that closed in July 2022. We did not receive any proceeds from the issuance.

We issued the foregoing securities in transactions not involving an underwriter and not requiring registration under Section 5 of the Securities Act of 1933, as amended, in reliance on the exemption afforded by Section 4(a)(2) thereof.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On February 9, 2024. the Company’s Board of Directors approved a special one-time cash retention bonus award to Richard Pulik, the Company’s Chief Financial Officer, in the aggregate amount of $2.8 million. Mr. Pulik’s retention bonus will vest and become payable as follows: 50% of the retention bonus will be vested and payable within thirty days of the grant date, (ii) 25% of the retention bonus will vest and become payable on or about September 20, 2024 and the remaining 25% of the retention bonus will vest and become payable on or about September 19, 2025, in each case subject to Mr. Pulik’s continued employment through the applicable vesting date. In the event Mr. Pulik’s employment is terminated without Cause (as defined in the Company’s 2021 Equity Incentive Plan) prior to the final vesting date, Mr. Pulik will be entitled to receive any unvested portion of his retention bonus within sixty days of his termination date, subject to his execution and non-revocation of a release of claims. The above-described terms of Mr. Pulik’s cash retention bonus award are similar to awards previously made to other employees out of the $76.9 million employee Cash Bonus Program approved by the Company’s Board of Directors in December 2023.

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
February 13, 2024