Form 10-K
period 2024-03-31
Roivant Sciences Ltd.
filed 2024-05-30
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2024
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
Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of September 29, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares, par value $0.0000000341740141 per share (the “common shares”), held by non-affiliates of the registrant was approximately $8.0 billion, based on the closing price of the common shares on The Nasdaq Global Market on September 29, 2023 of $11.68 per share.

As of May 28, 2024 there were 738,721,807 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement to be issued in conjunction with the registrant’s 2024 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

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

Risks Related to Our Business and Industry

•
Our limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability. We have generated limited revenue from our operations since inception, and there is no guarantee that we will generate significant revenues in the future.

•	We may never achieve sustained profitability.

•	We have relatively limited experience as a commercial-stage company and the marketing and sale of VTAMA® (tapinarof) or any future products may be unsuccessful or less successful than anticipated.

•
Our business is dependent to a significant extent on the successful commercialization of VTAMA and the development, regulatory approval and commercialization of our current and future products and product candidates.

•
We may not be successful in our efforts to acquire or in-license new product candidates, and newly acquired or in-licensed product candidates may not perform as expected in clinical trials or be successful in eventually achieving marketing approvals.

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments related to our products and product candidates.

•	Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

•	We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

•	We face risks associated with the use of our cash, cash equivalents and restricted cash, including any return of capital to shareholders.

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

•
If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common shares may decline.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our relatively limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);

•	our ability to acquire or in-license new product candidates;

•	the allocation of capital and personnel across our business;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	potential future payments related to our products and product candidates;

•	our ability to consummate strategic transactions;

•	the use of our cash and cash equivalents, including the proceeds from the Roche Transaction (as defined below);

•	clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

•
the novelty, complexity and difficulty of manufacturing certain of our products and product candidates, including any manufacturing problems that result in delays in development or commercialization of our products and product candidates;

•	difficulties we may face in enrolling and retaining patients in clinical trials, which could affect or otherwise delay clinical development activities;

•	the results of our clinical trials not supporting our proposed claims for a product candidate;

•	interim, top-line and/or preliminary data from our clinical trials changing as more data becoming available or data being delayed due to audit and verification processes;

•	changes in product manufacturing or formulation that could lead to the incurrence of costs or delays;

•	the failure of any third-party we contract with to conduct, supervise and monitor our clinical trials to perform in a satisfactory manner or to comply with applicable requirements;

•
the fact that obtaining approvals for new drugs is an extensive, lengthy, expensive and inherently uncertain process that may end with our inability to obtain regulatory approval by the FDA or other regulatory agencies in other jurisdictions;

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

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com/), SEC filings, webcasts, press releases, and conference calls. We use these mediums, including our website, to communicate with our shareholders and the public about our company, our products and product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

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

References to “Roivant,” the “Company,” “we,” “us” or “our” in the following section refer to Roivant Sciences Ltd. and its consolidated subsidiaries, unless the context otherwise requires.

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline is concentrated in inflammation and immunology and includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several IgG-mediated autoimmune indications; and brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 for the treatment of dermatomyositis and non-infectious uveitis, in addition to several other therapies in various stages of clinical development. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	sNDA Filed
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 2
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
Undisclosed	Undisclosed Indications	New Vant	Undisclosed	Phase 2

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

The Vant model unlocks key strategic advantages for Roivant and, we believe, ultimately enables us to develop transformative medicines for diseases for which there are no approved therapies or where the current standard of care treatment has significant limitations faster than our competitors. We believe we are uniquely positioned to accomplish this by:

•
Leveraging our business development expertise to identify and in-license promising drug candidates: We assembled our development-stage product candidate pipeline by leveraging our business development expertise and vast network of industry relationships to relentlessly pursue opportunities to in-license or acquire programs where we believe we can deliver successful outcomes on accelerated timelines. Our pipeline expansion has been enabled by our strong track record of rapid and high-quality execution, as well as our ability to maintain a robust balance sheet to fund programs through development.

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

Recent Developments

In May 2024, Dermavant completed a renegotiation of its existing debt obligations to reduce its potential cash payments due under these obligations by over $300 million in aggregate, of which an expected reduction of approximately $225 million would be achieved over the next three fiscal years (the “Dermavant Debt Renegotiation”).  For more information, see “Item 9B. Other Information.”

Key Business Highlights

•	Roivant

o
Announced the completion of the sale of Telavant to Roche for an upfront payment of approximately $7.1 billion, with an additional $150 million in cash payable upon the completion of a near-term milestone. Roivant’s net cash proceeds from the transaction were approximately $5.2 billion. Approximately $110 million of the additional milestone payment will be payable to Roivant following achievement.

o
Roivant’s board of directors approved a share repurchase program for up to $1.5 billion of the Company’s common shares; pursuant to this program, Roivant completed the repurchase of Sumitomo Pharma’s entire stake for approximately $648 million.

•	VTAMA

o
Met the primary and all secondary endpoints in two Phase 3 studies and a long-term extension study, evaluating over 700 moderate-to-severe atopic dermatitis patients with no new safety or tolerability signals observed in this population, which included children as young as 2 years old.

o
Filed sNDA for VTAMA® (tapinarof) cream, 1% for the topical treatment of atopic dermatitis in adults and children 2 years of age and older. PDUFA action expected in the fourth quarter of calendar year 2024.

o
Generated net product revenue of $19.3 million and $75.1 million for the fourth quarter and fiscal year ended March 31, 2024, respectively, with over 385,000 prescriptions written by over 15,300 unique prescribers since launch, as of May 2024.

•	Anti-FcRn Franchise

o
Reported results from Phase 1 SAD/MAD trials of IMVT-1402 that showed dose dependent and deep IgG reductions similar to batoclimab and minimal impact on albumin and low-density lipoprotein cholesterol.

o
Reported an open-label Phase 2 proof-of-concept clinical trial of batoclimab in Graves’ disease (“GD”). Subcutaneous doses of 680 mg of batoclimab administered in the initial cohort demonstrated potential best-in-class IgG reduction, up to 87%, with a mean IgG reduction of 81% after 12 weeks of treatment. The 340 mg IgG reductions were lower. Expected to announce detailed results from the study of batoclimab in GD as well as an overview of the development plan of IMVT-1402 in GD in the fall of 2024.

o	Following a recently completed Type B meeting with the FDA, Immunovant is on track to initiate 4-5 potentially registrational studies with IMVT-1402 over the fiscal year ending March 31, 2025.

•	Brepocitinib

o
Reported results in the Phase 2 NEPTUNE study of once-daily oral brepocitinib in non-infectious uveitis (“NIU”), representing the best Treatment Failure rates observed to date among active NIU studies measuring this registrational endpoint.

o	Ongoing pivotal study in dermatomyositis is on track to read out in calendar year 2025, and initiation of a pivotal program in NIU is expected in the second half of calendar year 2024.

Summary of Vant Milestone & Royalty Payments

The table below summarizes select potential future payment obligations from acquisitions, in-licensings and subsequent financings for select products and product candidates:

Vant	Product or Product Candidate	Milestones		Royalties
Dermavant	VTAMA (tapinarof)	•
Up to CAD$75M in remaining commercial milestones to Welichem, with CAD$35M payable upon VTAMA first U.S. commercial sale for atopic dermatitis and the remainder payable as first commercial sales are achieved in various ex-U.S. countries
•
Low single-digit to high single-digit tiered percentage of quarterly revenues based on achievement of specified net sales thresholds, up to a $344M cap, to be paid to an investor group in exchange for $160M RIPSA funding received in June 2022, following VTAMA approval; accounted for as debt with a net carrying value of $195M as of March 31, 2024

		•	Additional milestones owed to NovaQuest in connection with two 2018 financings that are accounted for as debt with a fair value of $210M as of March 31, 2024
		•	Giving effect to the Dermavant Debt Renegotiation, the only remaining payments owed to NovaQuest are in the amount of $122.5M in aggregate, to be paid between the fiscal years ending March 31, 2025 and March 31, 2029	•	Giving effect to the Dermavant Debt Renegotiation, the RIPSA now has a near-term cap on the royalties, equal to $6M per fiscal year for each of the fiscal years ended March 31, 2025, 2026 and 2027. The Dermavant Debt Renegotiation did not otherwise amend the amount of the royalty payable to the RIPSA Purchasers
		•	As a result of the Dermavant Debt Renegotiation, fixed quarterly payments totaling $176.3M that would have been due and payable following regulatory approval of VTAMA (tapinarof) in the U.S. for atopic dermatitis, if approved, and payments of up to $141.0M that would have been due and payable upon achievement of certain commercial milestones by Dermavant, have been eliminated
Immunovant	Anti-FcRn Franchise	•	Up to a maximum of $420.0M (after an aggregate amount of $32.5M of milestone achievements as of March 31, 2024) upon the achievement of certain development, regulatory and sales milestone events	•	Tiered royalties on net sales ranging from mid-single digits to mid-teens
Priovant	Brepocitinib	•	Mid tens-of-millions sales milestone payment if aggregate net sales in a given year exceed a mid-hundred-of-millions amount	•	Tiered sub-teens royalty on net sales
Kinevant	Namilumab	•	Up to $40M upon the achievement of certain milestones	•	Tiered royalties on net sales ranging from sub-teens to mid-teens

Note: The summaries above do not purport to be complete. Please refer to “—Asset Acquisition and License Agreements; Other Vant Agreements” and the agreements themselves, filed as exhibits to this Annual Report on Form 10-K, for more information on the terms of these agreements.

Vant Ownership

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of March 31, 2024.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Dermavant	100%	*	86%	*
Immunovant	55%	[3]	49%	[3]
Priovant	75%		68%
Genevant	83%		65%
Kinevant	96%		90%
Covant	100%		87%
Psivant	48%		47%
Arbutus	22%	[3]	19%	[3]
Lokavant	57%		50%
VantAI	60%		49%
Datavant	* *		* *

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
At closing of the Dermavant Debt Renegotiation and giving effect to the funding by Roivant of the full $195 million preferred equity commitment made to Dermavant, Roivant will own approximately 87% of Dermavant’s issued and outstanding common and preferred shares and approximately 82% of Dermavant on a fully-diluted basis, inclusive of issued but unexercised warrants and options and restricted stock units held by current and former employees and other service providers (for purposes of this calculation, assuming no future incentive equity grants). For more information on the Dermavant Debt Renegotiation, see “Item 9B. Other Information.”

**
As of March 31, 2024, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4 to Roivant’s audited consolidated financial statements included in this Annual Report on Form 10-K.

Upcoming Catalysts

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
IMVT-1402/Batoclimab	Immunovant	Additional detailed results from the batoclimab trial in Graves' disease and overview of IMVT-1402 program	Fall 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	4Q 2024
VTAMA (tapinarof) cream	Dermavant	FDA PDUFA action for sNDA of VTAMA in atopic dermatitis	4Q 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis & initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	By FY End
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2025

Note: References are to calendar years, unless otherwise specified. As used above, “FY” refers to Roivant's fiscal year. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

 Dermavant Overview

•       Overview:

•
Dermavant is marketing VTAMA® (tapinarof) cream, 1%, for the topical treatment of plaque psoriasis in adults. The FDA approved VTAMA for the topical treatment of mild, moderate and severe plaque psoriasis in May 2022. VTAMA has been the number one prescribed novel topical for plaque psoriasis since launch with over 385,000 prescriptions written by over 15,300 unique prescribers since launch, as of May 2024.

•
Dermavant has filed a supplemental new drug application (sNDA) with the FDA for VTAMA for the treatment of atopic dermatitis in adults and children 2 years of age and older. FDA PDUFA action is expected in the fourth quarter of calendar year 2024.

•	Lead program:

•
VTAMA is a novel, once daily, steroid-free topical cream approved in the US for the treatment of plaque psoriasis in adults. Dermavant is developing VTAMA for the treatment of atopic dermatitis in adults and children as young as 2 years old.

•
VTAMA directly targets the AhR, a key regulator of skin homeostasis and inflammation to help reduce Th17 and Th2 cytokines, two pro-inflammatory pathways implicated in plaque psoriasis and atopic dermatitis, respectively, increase antioxidant activity, and promote skin barrier restoration.

•	Disease overview:

•	Plaque psoriasis is a chronic, inflammatory disease of the skin characterized by lesions consisting of red patches and plaques with silvery scales.

•	Atopic dermatitis, the most common type of eczema, is a chronic condition characterized by dry, itchy skin.

•
Psoriasis and atopic dermatitis affect approximately 8 million and 26 million people in the U.S., respectively. Out of approximately 560,000 weekly prescriptions across both diseases, approximately 100,000 and 340,000 are topical prescriptions for psoriasis and atopic dermatitis, respectively.

•	Limitations of current treatment:

•
Topical corticosteroids (“TCS”) are the most common first-line therapies but they typically cannot be used for longer than four weeks or in sensitive areas, such as face, groin, or axillae (armpit), due to the risk of significant side effects. While many people experience improvement with TCS, the continual long-term use of TCS has the potential to cause significant side effects including skin atrophy. As a result, healthcare professionals and patients are limited to intermittent treatment cycles of TCS therapy, leading to frequent disease flares and recurrence of disease, providing an inadequate solution for chronic conditions in immuno-dermatology.

•
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

•	Clinical data:

•	We completed two pivotal Phase 3 clinical trials, PSOARING 1 and PSOARING 2, for the use of VTAMA in treating mild, moderate and severe plaque psoriasis in adults.

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

•
Our open-label, long-term extension study for plaque psoriasis, PSOARING 3, provides evidence of VTAMA’s increased therapeutic effect beyond the 12-week double-blind treatment periods, suggesting treatment durability over time, as well as evidence of a remittive effect, measured by time until disease worsening following treatment discontinuation.

•
We completed two pivotal Phase 3 clinical trials, ADORING 1 and ADORING 2, that evaluated the use of VTAMA for the treatment of moderate to severe atopic dermatitis in adults and children as young as 2 years old. In both of these trials, which enrolled over 400 patients each, VTAMA met its primary endpoint and secondary endpoints with clinically meaningful and statistically significant results. At week 8, 45.4% and 46.4% of subjects receiving VTAMA achieved the primary endpoint of Validated Investigator Global Assessment for Atopic Dermatitis (vIGA-ADTM) response of clear (0) or almost clear (1) with at least a 2-grade improvement from baseline, versus 13.9% and 18.0% on vehicle (p<0.0001). The data indicated no new safety or tolerability signals in this population.

•
We are also conducting ADORING 3, a long-term, open-label, extension study to evaluate the safety and efficacy of VTAMA cream 1% in patients with atopic dermatitis. Subjects in the study include those who have previously completed treatment with VTAMA or vehicle in ADORING 1 or ADORING 2, as well as subjects who have completed a pediatric maximal usage pharmacokinetics (MUPK) study, and those pediatric subjects who would not qualify for inclusion in ADORING 1 or 2 due to milder or more severe disease. ADORING 3 consists of up to 48 weeks of VTAMA cream 1%, and a 7-day safety follow-up period. An interim analysis of the ADORING 3 extension study demonstrated that 51.2% (373/728) of patients achieved complete disease clearance (vIGA-AD score of 0).

•
In our pediatric maximal usage pharmacokinetics (MUPK) study of VTAMA in atopic dermatitis, VTAMA demonstrated favorable safety, pharmacokinetics and clinical improvement in pediatric patients as young as 2 years old with extensive burden of atopic dermatitis.

•	Development plan and upcoming milestones:

•	The FDA has accepted the sNDA for VTAMA for the treatment of atopic dermatitis in adults and children 2 years of age and older and assigned a PDUFA date in the fourth quarter of calendar year 2024.

•	Pricing and reimbursement:

•	VTAMA had 138M US commercial lives (83% of total) covered as of May 2024.

•	VTAMA generated net product revenue of $75.1 million for the fiscal year ended March 31, 2024, representing a 27% gross-to-net yield.

•	VTAMA’s wholesale acquisition cost has been $1,445 per 60 gram tube since April 1, 2024.

•	Roivant ownership:

•
As of March 31, 2024, we own 100% of the issued and outstanding common shares of Dermavant and 86% on a fully-diluted basis. Giving effect to the Dermavant Debt Renegotiation and giving effect to the funding by Roivant of the full $195 million preferred equity commitment made to Dermavant, Roivant will own approximately 87% of Dermavant's issued and outstanding common and preferred shares and approximately 82% of Dermavant on a fully-diluted basis, inclusive of issued but unexercised warrants and options and restricted stock units held by current and former employees and other service providers (for purposes of this calculation, assuming no future incentive equity grants). For more information on the Dermavant Debt Renegotiation, see “Item 9B. Other Information.”

Immunovant Overview

•	Overview:

•
Immunovant is pursuing a broad anti-FcRn strategy based on the potential best-in-class profile of the lead asset, IMVT-1402, that targets the neonatal fragment crystallizable receptor (“FcRn”), for the treatment of IgG-mediated autoimmune diseases.

•	Programs:

•	IMVT-1402 and batoclimab are novel, fully human monoclonal antibodies that target FcRn.

•	Both were designed to be optimized as a simple, self-administered subcutaneous (“SC”) injection with dosing that we believe can be tailored based on disease severity and stage.

•
IMVT-1402 has been observed in Phase 1 studies to have dose dependent and deep IgG reductions and minimal impact on albumin and low-density lipoprotein (“LDL”) cholestrol. High levels of pathogenic IgG antibodies drive a variety of autoimmune diseases and, as a result, we believe IMVT-1402 has the potential for broad application in related disease areas.

•
For IMVT-1402, we are on track to initiate 4-5 potentially registrational programs by March 31, 2025, and, inclusive of these programs, plan to have initiated trials in 10 indications by March 31, 2026. We currently have ongoing studies with batoclimab in myasthenia gravis (“MG”), thyroid eye disease (“TED”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and Graves’ disease (“GD”). The current development program for batoclimab will help accelerate and optimize the registrational development program of IMVT-1402.

•	Disease overview:

Neurological Diseases

•
MG is a rare, chronic autoimmune disorder characterized by weakness and fatigue of voluntary muscles. The estimated prevalence of MG is 18 to 36 per 100,000, with up to 59,000 to 116,000 people in the U.S.

•
CIDP is an autoimmune neurological disorder characterized by damage to the myelin sheaths or the nodes on nerve fibers of the peripheral nervous system. CIDP has an estimated prevalence of almost nine per 100,000 people in the US.

       Endocrine Diseases

•
GD is an autoimmune disorder associated with the overproduction of thyroid hormones and is the most common cause of hyperthyroidism. GD has an estimated incidence of 20 to 50 per 100,000 people in the US.

•	TED is an autoimmune disorder affecting the tissues around the eyes, and in severe cases can be sight-threatening. TED has an estimated annual incidence of 10 per 100,000 people in the U.S.

•	Limitations of current treatments:

•
For many IgG-mediated autoimmune diseases, early-stage disease control involves corticosteroids and immunosuppressants, later progressing to intravenous immunoglobulin (“IVIg”) or plasma exchange. These approaches are generally limited by delayed onset of action, waning therapeutic benefit over time, and unfavorable safety profiles.

•
Recent agents approved for MG include eculizumab and ravulizumab-cwvz, two complement C5 inhibitors, efgartigimod, an anti-FcRn antibody fragment, and rozanolixizumab, a monoclonal antibody. We believe there is room to improve upon this current treatment paradigm for MG, as some of these treatments can leave patients with burdensome administration requirements, significant side effects or long wait times to see treatment effect.

•
There remains significant unmet medical need for patients with CIDP. Although immunoglobulin therapy (IVIg, SCIg) is effective, it may be associated with significant side effects and complications such as severe headache, thromboembolism, and hemolysis. Corticosteroid therapy, though effective, has well-known serious adverse events (e.g., weight gain, hypertension, diabetes, and osteoporosis), especially with chronic use. The immunomodulatory therapies that may be used in CIDP are all associated with significant potential risks, including the possibility of malignancy and/or infection.

•
The main treatment goal of GD is to reduce thyroid hormone levels. There are three options available: surgery, RAI, and oral antithyroid drugs (“ATDs”). Surgery may lead to an immediate resolution of the hyperthyroidism, but it is associated with a number of complications, including parathyroid gland injury, which may lead to transient or persistent hypocalcemia, and damage of the laryngeal nerve. Treatment with RAI destroys the thyroid because ionizing radiation causes deoxyribonucleic acid damage. Recent data suggest an association between RAI radioiodine and several types of cancer. While ATDs are considered generally safe, their chronic use can be associated with hepatotoxicity, pancreatitis and bone marrow toxicity.

•
Surgery is considered to be a treatment option in patients with a highly active disease who have been treated with corticosteroids or immunosuppressive therapy but continue to have progressive disease. Because of its invasive nature, surgery is typically reserved for inactive disease.TEPEZZA® (teprotumumab), an anti-IGF-1R antibody, was approved for the treatment of TED in 2020. As reflected in the updated prescribing information for TEPEZZA, IGF-1R inhibition may be associated with hearing loss.

•	Clinical data:

•
In December 2023, we announced initial MAD results from the cohort of participants receiving a weekly subcutaneous dose of 600 mg in the Phase 1 clinical trial of IMVT-1402. After four weekly subcutaneous doses of IMVT-1402, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels, similar to the 76% reduction in mean total IgG levels observed in the Phase 1 clinical trial of batoclimab after four weekly doses of 680 mg given subcutaneously. After four weekly subcutaneous doses of 600 mg IMVT-1402, no or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed, which were consistent with those receiving placebo.

•
In December 2023, we reported an open-label Phase 2 proof-of-concept clinical trial of batoclimab in Graves’ disease. Subcutaneous doses of 680 mg of batoclimab administered in the initial cohort demonstrated potential best-in-class IgG reduction, up to 87%, with a mean IgG reduction of 81% after 12 weeks of treatment. The 340 mg IgG reductions were lower. This trial is ongoing.

•	Development plan and upcoming milestones:

•
For IMVT-1402, we are on track to initiate 4-5 potentially registrational programs by March 31, 2025, and, inclusive of these programs, plan to have initiated trials in 10 indications by March 31, 2026

•
We expect to announce an overview of the development plan for IMVT-1402 in GD in the fall of calendar year 2024, supported by additional data from the batoclimab proof-of-concept study in GD that will be disclosed at the same time.

•
We may transition our registrational development program for CIDP from batoclimab to IMVT-1402 and the pivotal study with IMVT-1402 in CIDP may be optimized based on unblinded batoclimab CIDP data available by March 31, 2025.

•	We expect to report top-line data from the batoclimab MG study by March 31, 2025 with potentially registrational development for MG with IMVT-1402 expected to begin in the same timeframe.

•
We expect top-line data from the Phase 3 pivotal trial of batoclimab as a treatment for TED and a decision regarding which asset to advance to registration to be available in the first half of calendar year 2025.

The below schematics show the trial designs for the ongoing batoclimab trials:

MG Phase 3 Trial Design (N ~ 210)

Randomization
Period 1:
Induction (12 weeks)
Placebo-controlled,
two dose regimens:
680mg batoclimab QW SC
340mg batoclimab QW SC
Placebo QW SC
Maximize efficacy through
primary endpoint*
Re-Randomization
Period 2:
Maintenance (12 weeks)
Placebo-controlled,
two dose regimens:
340mg batoclimab QW SC
340mg batoclimab Q2W SC
Placebo QW SC
Maintain efficacy with anchor
dose and lower dose

Primary analysis population: AChR Ab+

***Primary endpoint:** change in MG-ADL through 12 weeks

Period 2 followed by **Long-Term Extension** (LTE) study. Rescue therapy available during LTE per protocol

CIDP Phase 2b Trial Design

GD Phase 2 Trial Design

Inclusion[A]
• Subjects with active GD as documented by presence of elevated stimulatory TSH-R-Ab
• Subjects on an ATD for ≥12 weeks before the Screening Visit
• Subjects hyperthyroid despite ATD
Screening (4 weeks)
Treatment Period: (24 weeks)
N = up to 40
Two doses tested over 24 weeks
680mg batoclimab QW SC
340mg batoclimab QW SC
Follow-up Period
Primary endpoint:
Proportion of participants who achieve normalization of T3 and T4 at Week 24 with ATD dose ≤ baseline ATD dose
ATD treatment:
Stable ATD dose at screening
ATD tapered during treatment period
ATD if needed

A: Additional inclusion and exclusion criteria not listed

TED Phase 3 Trial Design

•	Roivant ownership:

•	As of March 31, 2024 we own 55% of the issued and outstanding shares of Immunovant common stock and 49% on a fully diluted basis.

Priovant Overview

•	Overview:

•
Priovant is developing brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1, for the treatment of dermatomyositis (“DM”), non-infectious uveitis (“NIU”), and other immune-mediated diseases.

•	Lead program:

•
Brepocitinib is a potentially first-in-class, orally administered, small molecule inhibitor of TYK2 and JAK1 that suppresses signaling of TYK2- and JAK1-dependent cytokines linked to autoimmune disease, including type I and type II interferon, IL-6, IL-12, and IL-23.

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

•
NIU is an immune-mediated disease of the eye. Patients with NIU usually present with eye inflammation, which can manifest as eye pain, eye redness, light sensitivity, blurred vision, reduced vision, and/or floaters. Patients with NIU are at a substantially increased risk of blindness, contributing to approximately 10% of cases of blindness in the U.S.

•	We estimate that there are approximately 37,000 adult DM patients and approximately 400,000 adult NIU patients in the US, including 70-100,000 adult non-anterior NIU patients.

•	Limitations of current treatments:

•
Corticosteroids, disease-modifying antirheumatic drugs (“DMARDs”), and immunosuppressants, administered alone or in combination, are traditional therapies for patients with DM and NIU. Many of these therapies are associated with significant toxicities and limited efficacy.

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

•
For patients with NIU who do not respond adequately to traditional therapies, adalimumab (HUMIRA) administered subcutaneously, is the only FDA-approved modern treatment. NIU patients treated with HUMIRA have failure/relapse rates of approximately 50%, indicating a large unmet need for more efficacious treatment options.

•	Clinical data:

•
Brepocitinib has been evaluated in seven positive completed Phase 2 studies in immune-mediated diseases (alopecia areata, psoriatic arthritis, ulcerative colitis, plaque psoriasis, hidradenitis suppurativa, Crohn’s disease and non-infectious uveitis). In the six placebo-controlled studies, treatment with brepocitinib was associated with statistically significant and clinically meaningful efficacy. In the Phase 2 NEPTUNE proof-of-concept study, brepocitinib demonstrated the best Treatment Failure rates observed to date among active NIU studies measuring this registrational endpoint.

Study Population	N1	Brepocitinib Dose	Primary Endpoint Result	Statistical Significance
Alopecia Areata	94[2]	30 mg once daily[3]	49.18 placebo-adjusted CFB in SALT Score at week 24	P < 0.0001[4]

Psoriatic Arthritis Ulcerative Colitis Plaque Psoriasis	218 167 212	30 mg once daily 30 mg once daily 30 mg once daily	23.4% placebo-adjusted ACR20 RR at week 16 -2.28 placebo-adjusted CFB in Mayo Score at week 8 -10.1 placebo-adjusted CFB in PASI score at week 12	P = 0.0197 P = 0.0005 P < 0.0001
Hidradenitis Suppurativa Crohn’s Disease Non-infectious Uveitis	100 151 26	45 mg once daily[5] 60 mg once daily[6] 45 mg once daily	18.7% placebo-adjusted HiSCR Rate at week 16 21.4% placebo-adjusted SES-CD 50 Rate at week 12 29.4% Treatment Failure Rate at week 24	P = 0.0298[4] P = 0.0012[4]

1.	Overall study N represents patients randomized to all brepocitinib dose levels or placebo and excludes patients randomized to other agents.
2.	Includes patients from initial 24-week study period only.
3.	60 mg once daily for 4 weeks followed by 30 mg once daily for 20 weeks.
4.	One-sided p-value (pre-specified statistical analysis).
5.	Brepocitinib 45 mg once daily was the only brepocitinib dose evaluated in this study.
6.	Brepocitinib 60 mg once daily was the only brepocitinib dose evaluated in the induction period of this study.

The non-infectious uveitis study was conducted by Priovant; all other brepocitinib studies shown here were conducted by Pfizer.

ACR20: American College of Rheumatology 20% Improvement; RR: Response Rate; CFB: Change From Baseline; PASI: Psoriasis Area and Severity Index; SALT: Severity of Alopecia Tool; HiSCR: Hidradenitis Suppurativa Clinical Response; SES-CD: Simple Endoscopic Score for Crohn’s Disease

•
Brepocitinib’s safety database includes over 1,400 exposed participants evaluated in completed and ongoing clinical studies. In these studies, brepocitinib was generally safe and well-tolerated, and rates of JAK class treatment-emergent adverse events (“TEAEs”) of interest were comparable to those observed in the development programs of approved JAK inhibitors. Collectively, these data suggest a safety profile that is similar to those of approved JAK inhibitors.

•
In the Phase 2 NEPTUNE study of once-daily oral brepocitinib in NIU, the 45 mg results represented the best Treatment Failure rates observed to date among active NIU studies measuring this registrational endpoint. On the pre-specified primary efficacy endpoint of Treatment Failure at week 24, 29% of subjects receiving brepocitinib 45 mg and 44% of subjects receiving brepocitinib 15 mg met Treatment Failure criteria (lower failure rates reflect greater treatment benefit). The Treatment Failure rate from disease activity (discontinuations censored) was 18% in the brepocitinib 45 mg arm. All secondary efficacy endpoints were also positive and dose responsive, including measurements of potential benefit on prevention and treatment of uveitic macular edema. Brepocitinib was generally safe and well-tolerated in the study, with no new safety and tolerability signals identified.

•
Brepocitinib has not been evaluated in DM to date. However, several FDA-approved JAK inhibitors have been clinically validated in DM patients refractory to standard-of-care therapies, as reported in more than 100 off-label case reports and in an open-label clinical trial. In addition, since DM pathobiology is driven by dysregulations in cytokines whose signaling is mediated by both TYK2 and JAK1, we believe that, with its unique dual inhibition of both TYK2 and JAK1, brepocitinib, as compared to inhibitors selective to either TYK2 or JAK1, has the potential to demonstrate superior clinical efficacy in DM.

•	Development plan and upcoming milestones:

•
Priovant is currently conducting a large randomized, controlled Phase 3 study of brepocitinib in patients with refractory dermatomyositis. This study will enroll approximately 225 subjects in total and will evaluate 15 mg and 30 mg of brepocitinib once-daily compared to placebo. The primary endpoint of this study is the mean Total Improvement Score (“TIS”), a validated myositis improvement index, at Week 52. Topline data is expected in calendar year 2025.

•	Priovant is currently planning a Phase 3 study in non-infectious uveitis that is expected to initiate in the second half of calendar year 2024.

•	Priovant is also evaluating brepocitinib for development in other orphan and specialty immune-mediated diseases.

The below schematics show the trial designs for the ongoing DM Phase 3 trial:

Roivant ownership:

•	As of March 31, 2024, we own 75% of the issued and outstanding shares of Priovant and 68% on a fully diluted basis.

Kinevant Overview

•	Overview:

•	Kinevant is focused on developing namilumab for sarcoidosis and potentially other diseases.

•	Lead program:

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

•	Sarcoidosis affects approximately 200,000 people in the U.S., with over 90% of cases presenting with pulmonary involvement.

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

•	Development plan and upcoming milestones:

•	We have completed enrollment for a Phase 2 trial to evaluate the safety and efficacy of namilumab in pulmonary sarcoidosis, with data expected in the fourth quarter of calendar year 2024.

The below schematic shows the trial design for the Phase 2 trial in pulmonary sarcoidosis:

•	Roivant ownership:

o	As of March 31, 2024, we own 96% of the issued and outstanding common shares of Kinevant, and 90% on a fully diluted basis.

Genevant Overview

•	Overview:

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

•	Delivery platforms and patent portfolio:

•	Genevant has two delivery platforms: LNP and ligand conjugate.
•	LNP platform:
•	Proven technology as demonstrated by head-to-head in vivo ionizable lipid study assessing LNP potency and immune stimulation.
•
Clinically validated for hepatocyte and vaccine applications and in various stages of development for other traditionally hard-to-reach tissues and cell types, including lung, eye, central nervous system, and hepatic stellate and immune cells.

•	Approximately 650 issued patents and pending patent applications as of March 31, 2024, including patents directed to:
•	lipid structures, including cationic and PEG-lipids
•	particle compositions, including commonly used ranges of lipid ratios for nucleic acid-containing particles
•	nucleic acid-containing particles with certain structural characteristics
•	mRNA-containing LNP formulations
•	various aspects of our manufacturing process
•	Ligand conjugate platform:
•	Novel GalNAc ligands with demonstrated ability to deliver to the liver in preclinical studies.
•	In preclinical head-to-head testing, demonstrated equal or better preclinical potency, assessed by duration and magnitude of knockdown, compared to a current industry benchmark.
•	Applying delivery expertise to design novel extrahepatic ligands to expand therapeutic reach.

•	Collaboration-based business model:

•
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

•
Genevant’s collaboration-based business model is to seek upfront payments, R&D reimbursements, milestones and royalties payment or profit sharing upon success, while also retaining certain rights in the delivery-related intellectual property developed in the context of the collaboration for potential use or out-licensing.

•
Some current collaboration partners include Novo Nordisk, BioNTech, Takeda, Gritstone, Tome Biosciences, ST Pharm, Korro Bio, Chulalongkorn University (through its Vaccine Research Center) and Providence Therapeutics.

•	Clinical and preclinical data:

•	Genevant LNP technology has been in clinical testing in over a dozen distinct product candidates, representing hundreds of subjects of clinical experience.

•
In a head-to-head study comparing multiple LNP formulations varying only the key ionizable lipid, Genevant’s current lead formulation outperformed third-party formulations. Our formulation showed superior potency and avoidance of immune stimulation relative to others.

•	Genevant LNP technology is included in the first RNA-LNP product to receive FDA-approval, Alnylam’s Onpattro (patisiran).

•	IP litigation:

•
In February 2022, Genevant and Arbutus jointly filed a complaint against Moderna in the U.S. District Court for the District of Delaware asserting infringement of six patents. In April 2024, the court in the Moderna case issued its claim construction (Markman) ruling, in which it agreed with Genevant and Arbutus’ proposed constructions for three of the four disputed terms. The court is expected to entertain requests to file summary judgment motions in late calendar year 2024 and a trial date has been set for April 2025.

•
In April 2023, Genevant and Arbutus jointly filed a complaint against Pfizer and BioNTech in the U.S. District Court for the District of New Jersey asserting infringement of five patents. The case is ongoing and a date for a claim construction (Markman) hearing has not been set.

•	Roivant ownership:

•	As of March 31, 2024, we own 83% of the issued and outstanding common shares of Genevant and 65% on a fully diluted basis.

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

Following the FDA approval of VTAMA in May 2022, DSG became obligated to pay a regulatory milestone to GSK of £100.0 million (approximately $126.0 million on the date of achievement) following the receipt of marketing approval of VTAMA in the U.S. The milestone was paid in July 2022. Additionally, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem of CAD$25.0 million (approximately $20.0 million on the date of achievement). The milestone was paid in August 2022.

In addition, under the GSK Agreement, DSG assumed all obligations under the Welichem Agreement, including initially up to CAD$180.0 million in potential development and commercial milestone payments, of which CAD$105.0 million have been achieved and paid as of March 31, 2024.

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

Under the Japan Tobacco Agreement, DSG has received (i) an upfront payment of $60.0 million in January 2020 and (ii) payments of $10.0 million and $15.0 million in December 2021 and September 2023, respectively, related to development milestones that were achieved, and DSG may receive up to an additional $28.0 million upon the achievement of certain development milestones for tapinarof in psoriasis and atopic dermatitis. In addition, DSG will be entitled to tiered purchase prices specified in the Japan Tobacco Agreement in consideration of DSG’s commercial supply of tapinarof to Japan Tobacco under the terms of a separate commercial supply agreement entered into between the parties in February 2024. DSG also has the right to receive royalties, to be negotiated by the parties and consistent with the purchase prices, based on product sales of tapinarof in the indications to the extent that DSG is no longer responsible for supplying tapinarof to Japan Tobacco.

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

Dermavant Financing Agreements—Funding Agreement with NovaQuest

In connection with Dermavant’s acquisition of tapinarof from GSK pursuant to the GSK Agreement, Dermavant and NovaQuest Co-Investment Fund VIII, L.P., an affiliate of NovaQuest Capital Management, LLC (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018.

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the U.S. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication (the “15-Year Payments”). A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making the 15-Year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $58.8 million as of March 31, 2024.

In May 2024, Dermavant entered into an amendment to the NovaQuest Agreement as part of a renegotiation of its existing debt obligations. For more information, see “Item 9B. Other Information.”

Dermavant Financing Agreements—Dermavant Revenue Interest Purchase and Sale Agreement

In May 2021, DSG, as seller, entered into a Revenue Interest Purchase and Sale Agreement (the “RIPSA”) with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P. (collectively, the “Purchasers”), together with U.S. Bank National Association, as collateral agent.

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

In May 2024, Dermavant entered into an amendment to the RIPSA as part of a renegotiation of its existing debt obligations. For more information, see “Item 9B. Other Information.”

Dermavant Financing Agreements—Dermavant Credit Agreement with XYQ Luxco

In May 2021, our subsidiaries Dermavant Sciences Ltd. (“DSL”), Dermavant Holdings Limited, Dermavant Sciences IRL Limited and DSG, as borrowers (the “Borrowers”), and certain other subsidiaries of DSL, as initial guarantors, entered into a credit agreement (the “Credit Agreement”) with XYQ Luxco, as lender, and U.S. Bank National Association, as collateral agent. The Credit Agreement provides for a term loan of $40.0 million (the “Term Loan”), the proceeds of which were used by the Borrowers to repay in full and terminate a then-existing credit facility with Hercules Capital Inc., with the remaining proceeds to be used for working capital and other general corporate purposes.

The Term Loan bears interest at a fixed interest rate of 10.0% per annum, with interest paid quarterly in arrears until maturity in May 2026, at which time the principal amount is due. The Borrowers have the option to prepay the Term Loan in whole or in part, subject to, until May 2025, a prepayment premium of 2.5% of the principal amount being repaid. From May 2025 through maturity, the Term Loan may be prepaid in whole or in part without a prepayment premium. Optional and mandatory prepayment of the Term Loan, as well as other forms of prepayment, repayment, applications or reductions, will also require that DSL pays an Exit Fee (as defined in the Credit Agreement), calculated based on the amount so prepaid, repaid, applied or reduced.

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

In May 2024, Dermavant entered into an amendment to the Credit Agreement as part of a renegotiation of its existing debt obligations. For more information, see “Item 9B. Other Information.”

Immunovant

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, our wholly owned subsidiary, Roivant Sciences GmbH (“RSG”), entered into a license agreement with HanAll Biopharma Co., Ltd. (“HanAll”) (the “HanAll Agreement”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402), and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “HanAll Licensed Territory”), for all human and animal uses. RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the HanAll Licensed Territory outside of the U.S. and E.U.; (2) an affiliate of RSG in any country in the HanAll Licensed Territory; and (3) a third party in the U.S. and E.U. only after submission of a Biologics License Application (“BLA”) in the U.S. or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the HanAll Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the HanAll Licensed Territory.

In December 2018, Immunovant Sciences GmbH, (“ISG”) obtained and assumed all rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the HanAll Licensed Territory, for an aggregate purchase price of $37.8 million.

Pursuant to the HanAll Agreement, ISG was obligated to reimburse HanAll for half of certain specified research and development expenses incurred by HanAll, up to an aggregate reimbursement amount of $20.0 million, which obligation has since expired. As of March 31, 2024 and 2023, ISG did not have any additional amounts payable to HanAll for research and development costs incurred and reported to it pursuant to the HanAll Agreement.

During the quarter ended June 30, 2023, ISG achieved its third and fourth development and regulatory milestones under the HanAll Agreement of $12.5 million, combined, which was paid during the quarter ended September 30, 2023. ISG will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million (after an aggregate amount of $32.5 million paid for milestone events achieved as of March 31, 2024) upon the achievement of certain regulatory and sales milestone events. ISG is also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires or (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply ISG with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. ISG previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of its relationship with Samsung. Upon execution of the PSA, ISG committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition to these, since ISG did not exercise an early termination right prior to its expiration in January 2024, ISG has an additional minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy or (iii) certain force majeure events. The remaining minimum purchase commitment related to this agreement was estimated to be approximately $46.2 million as of March 31, 2024.

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

In December 2021, Arbutus and Genevant Sciences GmbH, as an assignee of Genevant, entered into the third amendment (the “Amendment”) to the Arbutus Cross License Agreement, which, among other things, clarified the treatment of proceeds received by Genevant from an action for infringement by any third parties of Arbutus’s intellectual property licensed to Genevant. In such an infringement action, Arbutus would be entitled to receive, after deduction of litigation costs, 20% of the proceeds received by Genevant or, if less, tiered low single-digit royalties on net sales of the infringing product (inclusive of the proceeds from litigation or settlement, which would be treated as net sales). The Amendment also clarified that, if a third party sublicensee of intellectual property licensed by Genevant from Arbutus commercializes a sublicensed product, Arbutus becomes entitled to receive a specified percentage of certain revenue that may be received by Genevant for such sublicense, including royalties, commercial milestones and other sales related revenue, or, if less, tiered low single-digit royalties on net sales of the sublicensed product. The specified percentage is 20% in the case of a mere sublicense (i.e., naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant.

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

The patent positions of companies like us are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the fields of genetic therapy, cell therapy, biologics or pharmaceutical products generally has emerged in the U.S. or in Europe, among other countries. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in other countries may diminish our ability to protect our inventions and enforce our intellectual property rights, and more generally could affect the value of our intellectual property. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions, and improvements. We cannot be sure that any patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates and technology. Moreover, our issued patents and those that may issue in the future may not guarantee us the right to practice our technology in relation to the commercialization of our product candidates or technology. The area of patents and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may prevent us from commercializing our current and future products and product candidates and practicing our proprietary technology.

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

Patents and Patent Applications

Dermavant

As of March 31, 2024, DSG is the exclusive owner of patent families that include 13 issued U.S. patents and 8 pending U.S. and Patent Cooperation Treaty (“PCT”) patent applications, as well as 99 issued patents and more than 72 pending patent applications in other jurisdictions, including the European Union and Japan, relating to VTAMA, the synthesis of VTAMA, intermediates made in the synthesis, the drug substance crystal form, topical formulations of VTAMA and uses thereof in certain diseases and disorders.

 One of these patent families is directed to the topical formulation of VTAMA, and its use to treat plaque psoriasis, for which VTAMA has received FDA approval, as well as its use to treat atopic dermatitis, which has been evaluated in Phase 3 clinical trials, which includes a family of patents and patent applications in the U.S. and major foreign jurisdictions that has a natural expiration date in 2036, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. Within this patent family, we have issued four formulation patents in the U.S. with claims directed to topical, homogeneous, oil-in-water micro-emulsions, including VTAMA, containing tapinarof (the active ingredient in VTAMA), an oil phase, a surfactant and other specific ingredients. DSG also owns two issued patents in the U.S. covering methods of using the patented formulations to treat inflammatory diseases, including psoriasis and atopic dermatitis. Like the formulation patents, the method-of-use patents have a natural expiration date in 2036 in the U.S., without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Foreign counterpart formulation and method-of-use patents are both issued and pending, and the issued counterparts also have a natural expiration date in 2036, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

DSG also owns two drug substance (“DS”) patents in the U.S. covering the high purity crystal form of VTAMA, as DS, the DS synthesis and several novel intermediates that are formed in the synthesis. The DS patents have a natural expiration date in 2038 assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees and without taking into account any possible patent term adjustments or extensions. DSG has also filed foreign counterpart DS applications that are both issued and pending in foreign jurisdictions and the issued counterparts similarly have a natural expiration date in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees. DSG also owns a method-of-use patent in the U.S. covering the method of treating mild to severe plaque psoriasis by topically administering VTAMA to achieve treatment success as measured by psoriasis PGA scores. This patent expires in 2039, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Finally, DSG owns two method-of-use patents in the U.S. covering the method of treating mild to severe atopic dermatitis by topically administering VTAMA to achieve treatment success as measured by psoriasis IGA scores. These patents expire in 2039 assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees and without taking into account any possible patent term adjustments or extensions.

Anti-FcRn Franchise

Following ISG’s assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402 and certain back-up and next-generation antibodies, and products containing such antibodies, in the HanAll Licensed Territory. As of May 22, 2024, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and/or issued patent(s) in the U.S., Argentina, Brazil, Canada, Colombia, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Brazil, Canada, Israel, Mexico, and Saudi Arabia. In this family, applications are pending in Argentina, Mexico, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

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

Additionally, as of May 22, 2024, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG jointly owns rights with HanAll to a patent family covering IMVT-1402 and its uses to treat autoimmune disease. A PCT application is pending in this family. Notably, in this patent family, a U.S. patent was issued on March 12, 2024, with claims directed to IMVT-1402 as defined by its CDRs, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, and methods of treating an autoimmune disease using such antibody or antigen-binding fragment thereof. The patents of this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns PCT applications directed to methods of treating Graves’ Disease and methods of treating Chronic Inflammatory Demyelinating Polyneuropathy using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns a PCT application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG also owns a U.S. provisional application directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity, or other governmental fees. For information regarding ISG’s license agreement with HanAll, please see “—Asset Acquisitions and License Arrangements.”

Priovant

As of March 31, 2024, Priovant Therapeutics, Inc. has (1) exclusively licensed rights to six patent families for brepocitinib containing at least 172 issued patents and 65 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a crystalline form, a topical formulation, a process for making brepocitinib, a treatment of hidradenitis, a dosage regimen for treatment of hidradenitis and treatment of dermatomyositis with brepocitinib. These patents and pending applications, if issued, are expected to expire as early as 2035, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees, and (2) exclusively licensed rights to three patent families for ropsacitinib containing at least 126 issued patents and 25 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a treatment of hidradenitis and a crystalline form. These patents and pending applications, if issued, are expected to expire as early as 2037, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

Genevant

As of March 31, 2024, we own or co-own 19 patent families containing 38 issued patents and 111 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to lipid nanoparticle delivery technology, polymers and nucleic acid delivery constructs. These patents and pending applications, if issued, are expected to expire between 2029 and 2044, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of March 31, 2024, we have licensed 35 patent families containing 481 issued patents and 269 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to delivery systems. These patents and pending applications, if issued, are expected to expire between July 2024 and 2039, in each case without taking into account any possible patent term adjustment or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Trade Secrets

In addition to our reliance on patent protection for our inventions, product candidates and research programs, we also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our competitive position. We seek to protect our proprietary information, in part, using confidentiality and invention assignment agreements with our commercial partners, collaborators, employees and consultants. These agreements are designed to protect our proprietary information and, in the case of the invention assignment agreements, to grant us ownership of technologies that are developed through a relationship with an employee or a third party. These agreements may be breached, and we may not have adequate remedies for any breach. In addition, our trade secrets may otherwise become known or be independently discovered by competitors or other third parties. As a result, we may not be able to meaningfully protect our trade secrets. For more information regarding the risks related to our intellectual property, see “Risk Factors—Risks Related to Roivant’s Business and Industry—Risks Related to Our Intellectual Property.”

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, manufacture, testing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, as well as diagnostics, and any future product candidates. Generally, before a new drug, biologic or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized, or cleared by the applicable regulatory authority.

U.S. Government Regulation of Drug and Biological Products

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations and biologics under the FDCA and the Public Health Service Act (the “PHSA”), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state, and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, debarment from producing or marketing drug products or biologics, disqualification from conducting research, and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our products and our reputation.

Our product candidates must be approved by the FDA through either an NDA or a BLA process before they may be legally marketed in the U.S. The process generally involves the following:

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

•	potential FDA inspection of the clinical trial sites that generated the data in support of the NDA or BLA and/or us as the sponsor;

•	payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);

•	agreement with FDA on the final labeling for the product and the design and implementation of any required REMS; and

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the U.S.

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

A sponsor who wishes to conduct a clinical trial outside of the U.S. may, but need not, obtain FDA authorization to conduct the clinical trial under an IND. If a foreign clinical trial is not conducted under an IND, the sponsor may submit data from the clinical trial to the FDA in support of an NDA or BLA. The FDA will accept a well-designed and well-conducted foreign clinical study not conducted under an IND if the study was conducted in accordance with GCP requirements, and the FDA is able to validate the data through an onsite inspection if deemed necessary.

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

FDA Review Process

Following completion of the clinical trials, data are analyzed to assess whether the investigational product is safe and effective for the proposed indicated use or uses. The results of preclinical studies and clinical trials are then submitted to the FDA as part of an NDA or BLA, along with proposed labeling, chemistry and manufacturing information to ensure product quality and other relevant data. The NDA or BLA is a request for approval to market the drug or biologic for one or more specified indications and must contain proof of safety and efficacy for a drug or safety, purity and potency for a biologic. The application may include both negative and ambiguous results of preclinical studies and clinical trials, as well as positive findings. Data may come from company-sponsored clinical trials intended to test the safety and efficacy of a product’s use or from a number of alternative sources, including studies initiated by investigators. To support marketing approval, the data submitted must be sufficient in quality and quantity to establish the safety and efficacy of the investigational product to the satisfaction of FDA. FDA approval of an NDA or BLA must be obtained before a drug or biologic may be marketed in the U.S.

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

The FDA reviews all submitted NDAs and BLAs before it accepts them for filing, and may request additional information rather than accepting the NDA or BLA for filing. The FDA must make a decision on accepting an NDA or BLA for filing within 60 days of receipt, and such decision could include a refusal to file by the FDA. Once the submission is accepted for filing, the FDA begins an in-depth review of the NDA or BLA. Under the goals and policies agreed to by the FDA under PDUFA, the FDA targets ten months, from the filing date, in which to complete its initial review of a new molecular entity NDA or original BLA and respond to the applicant, and six months from the filing date of a new molecular entity NDA or original BLA designated for priority review. The FDA does not always meet its PDUFA goal dates for standard and priority NDAs or BLAs, and the review process is often extended by FDA requests for additional information or clarification. During the COVID-19 pandemic, because of travel and other restrictions, the FDA significantly curtailed its inspection program. The reduction in pre-approval inspections resulted in delays to some product approvals. Even with the mostly complete resumption of the FDA’s normal inspection program and continued use of alternative inspection tools, there may be delays to product approvals in the future based on a resurgence of, or new problems with respect to the FDA’s ability to conduct inspections and then, even after a complete resumption of the FDA’s normal inspection program, a possible backlog in applications under review by the agency.

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

Orphan Drug Designation and Exclusivity

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biological product intended to treat a rare disease or condition, which is generally a disease or condition that affects fewer than 200,000 individuals in the U.S., or more than 200,000 individuals in the U.S. and for which there is no reasonable expectation that the cost of developing and making the product available in the U.S. for this type of disease or condition will be recovered from sales of the product.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (a “PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress has extended the rare pediatric disease PRV program through September 30, 2024, with the potential for PRVs to be granted through September 30, 2026.

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

Even if a product qualifies for one or more of these programs, the FDA may later decide that the product no longer meets the conditions for qualification or the time period for FDA review or approval may not be shortened. Furthermore, fast track designation, priority review, accelerated approval and breakthrough therapy designation do not change the standards for approval.

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (the “PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and/or other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

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

Regulation of Companion Diagnostics

Success of certain product candidates may depend, in part, on the development and commercialization of a companion diagnostic. A companion diagnostic is a medical device, typically an in vitro device, which provides information that is essential for the safe and effective use of a corresponding drug or biological product. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are generally regulated as medical devices by the FDA. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance through the premarket notification process (“510(k) clearance”) or premarket approval from the FDA prior to commercialization.

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

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA, typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will typically conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation (the “QSR”), which will transition to the Quality Management System Regulation once effective and requires manufacturers to follow design, testing, control, corrective and preventative action, documentation, and other quality assurance procedures. The FDA’s review of an initial PMA application is generally required by statute to take six months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of FDA’s QSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug and biologic makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA is able to conduct an inspection of the product(s) and the company’s facilities for compliance with its authorities.

FDA has taken the position that developers of companion diagnostic tests associated with novel therapeutic products should seek clearance or approval at the same time that the therapeutic developer seeks approval. FDA has recognized that contemporaneous clearance or approval of a companion diagnostic with a therapeutic is not always possible, though FDA has indicated that coordination of contemporaneous clearances/approvals is a policy goal. In October 2018, FDA issued a safety alert warning against the use of unapproved or uncleared genetic tests to predict patient response to specific medications. While FDA has historically exercised enforcement discretion against laboratory developed tests—tests which are developed and performed in a single Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratory—the 2018 alert and a subsequent 2019 Warning Letter against Inova Genomics Laboratory suggested that FDA may prioritize for enforcement certain uncleared or unapproved tests marketed as companion diagnostic tests. Subsequently, FDA has attempted to encourage collaboration between in vitro diagnostic test developers and therapeutic developers and to clarify FDA expectations as to companion diagnostic labeling, particularly through guidance in the oncology area. In September 2023, FDA announced a proposed rule, which was published in October 2023, to revise the regulatory definition of an in vitro diagnostic product to explicitly capture laboratory developed tests and make clear that such tests are medical devices subject to FDA regulation. The proposed rule also described a proposed policy under which FDA will gradually end its general enforcement discretion policy for laboratory developed tests in phases over a four-year period. Although FDA and other stakeholders would have preferred a legislative solution to the regulation of laboratory developed tests, we anticipate that FDA will attempt to issue the final rule this year.

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

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest, or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity, or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity, or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

Other Regulatory Matters

Manufacturing, sales, promotion and other activities following product approval are also subject to regulation by numerous regulatory authorities in the U.S. in addition to the FDA, including the Centers for Medicare and Medicaid Services (the “CMS”), the Office of Inspector General and Office for Civil Rights, other divisions of the Department of HHS, the Department of Justice, the Drug Enforcement Administration, the Consumer Product Safety Commission, the Federal Trade Commission, the Occupational Safety & Health Administration, the Environmental Protection Agency and state and local governments.

Healthcare providers, physicians, and third-party payors will play a primary role in making clinically-appropriate decisions enabling patient access to any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and physicians and any future arrangements with third-party payers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the U.S., these laws include: the federal Anti-Kickback Statute, the False Claims Act and the Health Insurance Portability and Accountability Act (“HIPAA”).

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

Current and Future Legislation

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare, and containing or lowering the cost of healthcare.

For example, in March 2010, the ACA was enacted in the U.S. The ACA includes measures that have significantly changed, and are expected to continue to significantly change, the way healthcare is financed by both governmental and private insurers. Among the changes made by the ACA to preexisting law of importance to the pharmaceutical industry are that the ACA:

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

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through the first six months of 2032 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. There was a 1% reduction through the end of June 2022, after which the cuts returned to 2%. Absent further Congressional action, there is a possibility that an up to 4% Medicare sequester could be triggered in January 2025, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. The American Rescue Plan Act of 2021 was expected to trigger a PAYGO sequestration order at the end of the 2021 Congressional session. However, subsequent legislation has delayed a Statutory PAYGO sequestration order until after 2024. Additionally, the American Rescue Plan Act of 2021 eliminated the Medicaid unit rebate AMP cap effective as of January 1, 2024, and the removal of this rebate cap could significantly impact our Medicaid rebate liability in the future.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Specifically, there have been several recent U.S. Congressional inquiries and proposed federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under Medicare, and reform government program reimbursement methodologies for drugs. In July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. In August 2022, Congress enacted the Inflation Reduction Act (“IRA”), a law that included sweeping changes to the payment for drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition, under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program – the Medicare Part D Manufacturer Discount Program – that provides discounts throughout the post-deductible benefit phases. CMS has begun to implement certain aspects of the IRA, including issuing final guidance describing drug negotiation, inflationary rebates and Part D redesign and selecting Part D drugs for the initial rounds of negotiation, which ultimately will result in the establishment of maximum fair prices, which would become effective in 2026. In November 2023, CMS released final guidance on the Medicare Part D Manufacturer Discount Program implementing exceptions for “specified manufacturers” and “specified small manufacturers,” which allows for a phase-in of discounts under the program. Although CMS did not find Dermavant eligible for these exceptions (presumably because sales of VTAMA did not begin until 2022, following its FDA approval in May 2022), we cannot predict how these exceptions may impact other aspects of Roivant’s business in the future. Over time, provisions of the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access. However, the degree of impact that the IRA will ultimately have upon our business remains unclear at this time.

In October 2022, President Biden issued an executive order calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In response, the CMS innovation center released a report in February 2023, identifying three selected models: Medicare High-Value Drug Model, the Cell & Gene Therapy Access Model, and the Accelerating Clinical Evidence Model. We cannot predict how these new provisions would be implemented or the impact they will have on our business.

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

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. In particular, the obligation to provide notices of price increases to purchasers under laws such as California’s SB-17 may influence customer ordering patterns for our products, which in turn may increase the volatility of our revenues as a reflection of changes in inventory volumes. In addition, some state legislatures have established Prescription Drug Affordability Boards (“PDABs”), which under certain circumstances may conduct affordability reviews and establish upper payment limits for drugs purchased in the state. On August 4, 2023, the Colorado PDAB commenced an affordability review of five prescription drugs, including three products that are indicated to treat plaque psoriasis (ENBREL®, COSENTYX®, STELARA®). We cannot predict the outcome of this affordability review, whether the Colorado PDAB will establish upper payment limits for one or more of these drugs, or the impact of any such upper payment limit on utilization of VTAMA. We may continue to see additional state action related to prescription drug pricing.

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

U.S. Patent Term Restoration and Marketing Exclusivity

Depending upon the timing, duration and specifics of FDA approval of our future products, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, commonly referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit restoration of the patent term of up to five years as compensation for patent term lost during the FDA regulatory review process. Patent-term restoration, however, cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. The patent-term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA or BLA plus the time between the submission date of an NDA or BLA and the approval of that application, except that the review period is reduced by any time during which the applicant failed to exercise due diligence. Only one patent applicable to an approved drug is eligible for the extension and the application for the extension must be submitted prior to the expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we may apply for restoration of patent term for our currently owned or licensed patents to add patent life beyond its current expiration date, depending on the expected length of the clinical trials and other factors involved in the filing of the relevant NDA or BLA.

Marketing exclusivity provisions under the FDCA also can delay the submission or the approval of certain applications. The FDCA provides a five-year period of non-patent marketing exclusivity within the U.S. to the first applicant to gain approval of an NDA for a new chemical entity. A drug is a new chemical entity if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the exclusivity period, the FDA may not accept for review an ANDA, or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs for drugs containing the original active agent. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA. However, an applicant submitting a full NDA would be required to conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

European Union and United Kingdom Drug Development

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable in the U.K. However, this ended on December 31, 2020. On December 30, 2020, the U.K. and European Union signed the Trade and Cooperation Agreement, which includes an agreement on free trade between the two parties. Further, on February 27, 2023, an agreement in principle was reached by the UK and EU (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which if implemented into the respective legislation, seeks to simplify the supply of medicines between Great Britain and Northern Ireland and will mean the EU legislation may not apply in all cases in Northern Ireland. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the UK legislation now has the potential to diverge from EU legislation. It remains to be seen how Brexit will impact regulatory requirements for medicinal products and devices in the U.K. in the long term. The MHRA has published detailed guidance for industry and organizations to follow now the transition period is over, which will be updated as the U.K.’s regulatory position on medicinal products and medical devices evolves over time. There are also a number of ongoing consultations on the future legislation in the UK.

In the EEA, which is comprised of the Member States of the European Union plus Norway, Iceland and Liechtenstein, and in the U.K., our future products also may be subject to extensive regulatory requirements. As in the U.S., medicinal products can be marketed only if a marketing authorization from the relevant competent authority has been obtained.

Similar to the U.S., the various phases of preclinical and clinical research in the EEA and U.K. are subject to significant regulatory controls. The EU Clinical Trials Directive 2001/20/EC (the “Directive”) sought to harmonize the EU clinical trials regulatory framework, setting out common rules for the control and authorization of clinical trials in the EU, the EU Member States have transposed and applied the provisions of the Directive differently into their national laws, including in the UK. This has led to significant variations in the Member State regimes. Under this regime, before a clinical trial can be initiated it must be approved in each of the EU/UK countries where the trial is to be conducted by two distinct bodies: the National Competent Authority (the “NCA”), and one or more Ethics Committees (“ECs”). Under this regime all suspected unexpected serious adverse reactions to the investigated drug that occur during the clinical trial have to be reported to the NCA and ECs of the country where they occurred.

The EU clinical trials legislation is undergoing a transition process due to the application of a new Clinical Trials Regulation (EU) No 536/2014 (the “Regulation”), which is mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the EU adopted the Regulation, which started to apply on January 31, 2022 and replaced the current Directive. Specifically, the new Regulation, which is directly applicable in all Member States without the need for EU Member States to transpose it into national law, aims at simplifying and streamlining the approval of clinical trials in the EU. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It also provides for increased transparency and proactive publication of clinical trial documents and results, subject to certain exceptions and derogations.

Following Brexit, this Regulation is not applicable in the UK, and the national legislation put in place to implement the Directive continues to apply to trials conducted in the UK.

European Union and United Kingdom Drug Marketing

Much like the federal Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians and/or healthcare organizations to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, administration or use of medicinal products is also prohibited in the EEA and U.K. EU Directive 2001/83/EC, which is the Directive governing medicinal products for human use, as implemented in the relevant Member State and the UK, the national anti-bribery laws of the European Union Member States, and the Bribery Act 2010 in the UK, as well as the industry Codes of Practice that are based on the European Federation of Pharmaceutical Industries and Associations (EFPIA) Code of Practice, collectively govern the provision of benefits or advantages to induce or reward improper performance. Infringement of these laws could result in substantial fines and imprisonment. EU Directive 2001/83/EC further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the national laws of the EU Member States, as well as in the UK Human Medicines Regulations 2012 and so remains applicable in the UK despite its departure from the EU.

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

Now that the U.K. (which comprises Great Britain and Northern Ireland) has left the European Union, Great Britain is no longer covered by centralized MAs (under the Northern Irish Protocol of the Withdrawal Agreement, centralized MAs will continue to apply in Northern Ireland, although this may change if the Windsor Agreement is implemented). All medicinal products with a valid centralized MA as of December 31, 2020 were automatically converted to MAs valid in Great Britain on January, 1 2021 (unless the MA holder opted out of this procedure). On January 1, 2024, the International Recognition Procedure (“IRP”) was introduced, whereby the Medicines and Healthcare products Regulatory Agency (the “MHRA”), the UK medicines regulator, may rely on a decision taken by other international regulators, including the European Commission and the U.S. FDA, in order to more quickly grant a new MA valid in Great Britain or the U.K. A separate application will, however, still be required and the MHRA has the right to undertake its own assessment of the dossier. There are two such routes, allowing recognition in a 60-day or 110-day timelines. The IRP is in addition to the MHRA’s national procedures, including the shortened 150-day timetable.

European Union and United Kingdom Data Protection and Market Exclusivity

In the EEA and UK, innovative medicinal products, approved on the basis of a full dossier of preclinical and clinical data as part of the MAA, qualify for eight years of data protection upon marketing authorization and an additional two years of market exclusivity. The data protection, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference innovative product when applying for a generic or biosimilar MA in the EEA/UK, for a period of eight years from the date of authorization of the reference product. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data protection, however, another company may market another version of the product if such company obtained a MA based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials (i.e., without cross-referencing to the data within the reference innovative product).

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

On April 26, 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation. If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both (i) the “non-orphan” data protection and market exclusivity regime described in the previous section; and (ii) the orphan exclusivities. Subject to the outcome of the ongoing legislative process in the European Parliament and the Council, the revisions may potentially reduce/modulate the rewards that could be granted to both non-orphan and orphan medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medical products addressing high unmet medical need. The adoption of the new legislation is not expected before 2025 and it will start to apply 18 months after the entry in force.

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

European Union and United Kingdom Data Protection Regime

The processing of personal data, including health data, in the EEA is governed by the General Data Protection Regulation (the “GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the European Union or EEA or the monitoring of the behavior of data subjects in the European Union or EEA. The GDPR enhances data protection obligations for data controllers of personal data, including inter alia stringent requirements relating to lawful and legitimate basis and purposes for the processing of personal data, the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, appointment of a data protection officers, conclusion of data processing agreements, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. Until recently, one such data transfer mechanism was the EU-US Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). In July 2023, the U.S. and EU implemented the EU-U.S. Data Privacy Framework (“DPF”) replacing the invalidated Privacy Shield. Companies can now use this new mechanism to transfer personal data from the EU to the U.S. and potentially from Switzerland to the U.S., subject to national implementation in Switzerland. The UK Extension to the EU-U.S. Data Privacy Framework (“Data Bridge”) entered into force in October 2023, allowing certifying entities to transfer personal data from the UK to the U.S. At the moment it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

In July 2020, the CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data out of the EEA to jurisdictions that the European Commission has not found to provide an adequate level of protection and in July 2021, the European Commission adopted new SCCs. Even so, companies relying on SCCs must, subject to additional guidance from regulators in the EEA and the U.K., regularly evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs.

The use of the new SCCs may increase the legal risks and liabilities under EEA privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs and the DPF, any transfers by us or our vendors of personal information from the EEA to the US may not comply with the EEA data protection laws, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EEA personal information outside of the EEA (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

The competent authorities and courts in a number of EU Member States continue to closely scrutinize and question the GDPR compliance of processing of personal data by US-based entities or entities with links to US-based entities, independently of whether personal data is actually transferred outside the EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority.

In addition, further to the U.K.’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain UK specific amendments) into UK law, referred to as the UK GDPR. The UK GDPR and the UK Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. On March 8, 2024, the British Government published the Data Protection and Digital Information (No.2) Bill intended to create a more business friendly regime in the UK through changes to the existing legislation. At this stage it is unclear whether and when this legislation will be adopted and whether such legislative reforms could potentially lead the European Commission not to extend or to revoke the UK adequacy decision.

Rest of the World Regulation

For other countries outside of the European Union and the U.S., such as countries in Eastern Europe, Latin America or Asia, the requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Additionally, the clinical trials must be conducted in accordance with GCP requirements and the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki.

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and

Additional Laws and Regulations Governing International Operations

If we further expand our operations outside of the U.S., we must dedicate additional resources to comply with numerous laws and regulations in each jurisdiction in which we plan to operate. The U.S. Foreign Corrupt Practices Act (the “FCPA”), prohibits any U.S. individual or business from paying, offering, authorizing payment or offering of anything of value, directly or indirectly, to any foreign official, political party or candidate for the purpose of influencing any act or decision of the foreign entity in order to assist the individual or business in obtaining or retaining business. The FCPA also obligates companies whose securities are listed in the U.S. to comply with certain accounting provisions requiring the company to maintain books and records that accurately and fairly reflect all transactions of the corporation, including international subsidiaries, and to devise and maintain an adequate system of internal accounting controls for international operations.

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

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain products and product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

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

A primary trend in the U.S. healthcare industry and elsewhere is cost containment, and efforts of third-party payors to contain or reduce health care costs may adversely affect our ability to establish or maintain appropriate prices for our products or any drugs that we may develop and commercialize. Such efforts include the use of accumulator adjustment programs that do not consider amounts paid by pharmaceutical copay assistance programs as counting towards a patient’s deductible or other out-of-pocket costs. Under new rules promulgated by CMS that would have taken effect January 1, 2023, such accumulator adjustment (or similar) programs could affect the amount of rebates owed by manufacturers under the Medicaid Drug Rebate Program or affect our ability to offer various forms of patient support, including copay assistance. However, this regulation was struck down in Federal court in May 2022. Additionally, in May 2023, CMS issued a new proposed rulemaking that would repeal the changes implemented by the court-vacated December 2020 final rule regarding co-payment assistance programs. Additionally, there was litigation challenging CMS’ co-pay accumulator policies for non-grandfathered health plans. On September 29, 2023, a federal district court vacated provisions of the 2021 Notice of Benefit and Payment Parameter (“NBPP”) final rule that provided health plans with discretion whether to include manufacturer assistance toward the annual cost-sharing limit. Further, on December 22, 2023, the district court clarified that the effect of the vacatur is to reinstate the 2020 NBPP final rule, which barred the use of accumulators for brand drugs without generics. Both parties initially appealed, and subsequently withdrew their appeals. In its 2025 NBPP final rule, CMS did not address its co-pay accumulator policy and has not issued other guidance explaining its interpretation of the court’s ruling, including whether the 2020 NBPP rule will be enforced. At the same time, however, certain states have passed laws prohibiting third-party payors from utilizing accumulator programs.

Government authorities and third-party payors also have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the U.S., the acquisition costs and reimbursement for drug products may lower than within the U.S.

In the U.S., the decisions about reimbursement for new drug products under the Medicare program are made by CMS, an agency within HHS. CMS determines coverage standards for products reimbursed by Medicare, and private payors often adopt coverage standards established by CMS for the commercial marketplace. However, no uniform policy of coverage and reimbursement for drug products exists among third-party payors and coverage and reimbursement levels for drug products can differ significantly from payor to payor.

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

Many parameters of the 340B program are subject to uncertainty. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. Manufacturers also challenged the implementation of the 340B Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. In November 2022, the Health Resources and Services Administration (“HRSA”) issued a proposed rule to amend its administrative dispute resolution process for certain disputes arising under the 340B drug pricing program. The public comment period closed on January 30, 2023. The nature of the Administrative Dispute Resolution Process, once finalized, may impact on our revenue. Additionally, although HRSA historically has interpreted 340B discounts to apply only to “patients” who had their care initiated at a given 340B covered entity, a November 2023 district court ruling struck down this understanding as too narrow. Although the ruling applies only to the parties to the litigation, it introduces uncertainty as to the scope of the 340B program and may serve as a precedent for future litigation or legislation impacting the industry at large. In another ongoing case impacting the scope of the 340B program, in November 2023, various hospitals sued HRSA to challenge an agency policy requiring that “child sites” of a hospital must be included on that hospital’s most recent Medicare cost report to qualify for discounts under the program. The outcome of this litigation could increase the speed at which new locations of 340B covered entities are able to access 340B discounts. Finally, it also is possible that Congress could consider other legislation that amends or reforms the 340B Drug Discount Program.

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

Outside of the U.S., the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union and UK, pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes or the amount of profit made on those profits, and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Human Capital Management

As of March 31, 2024, we and our subsidiaries had approximately 908 full-time employees, including 845 in the U.S.

Our human capital objectives include sourcing, recruiting, retaining, incentivizing and developing our existing and future employees. We believe we can achieve our human capital objectives by implementing the following approaches:

•	Hire high-caliber talent across all levels using both a dedicated in-house talent acquisition team and top-tier executive search firms
•	Recruit diverse, multidisciplinary talent from a broad range of industries, including biopharmaceuticals, financial services, technology, and consulting
•	Invest in early career diversity through a robust Rotational Analyst (RA) program, hiring recent college graduates from top private and public institutions
•	Support Roivant/Roivant Social Ventures’ Diversity in Pharma summer internship program for current PharmD candidates
•	Offer highly competitive short- and long-term incentives through both Roivant and Vant equity programs and meaningful performance-based cash bonuses
•
Undertake rigorous benchmarking analyses in partnership with third parties to ensure competitive compensation practices and conduct annual pay equity analyses to detect, analyze, and remediate any compensation disparities where appropriate

•	Provide company-wide training and speaker programs on topics such as unconscious bias and professional development
•	Partner with external organizations to support biopharma-related initiatives in the community
•	Offer a professional development stipend to each employee for use towards individual growth and development
•	Unlock unique career progression across Roivant and Vants through “Vant mobility” and offer unparalleled leadership opportunities for employees through the Vant model
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

Risks Related to Our Business and Industry

Risks Related to Our Financial Position and Strategy

Our limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability. We have generated limited revenue from our operations since inception, and there is no guarantee that we will generate significant revenues in the future.

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

Following the approval by the U.S. Food and Drug Administration (the “FDA”) in May 2022 of VTAMA® (tapinarof) cream, 1%, for the treatment of adults with plaque psoriasis, we commenced our transition from a clinical-stage company to one with commercial-stage assets. In February 2024, we submitted a Supplemental New Drug Application (“sNDA”) to the FDA for VTAMA for the topical treatment of atopic dermatitis (“AD”) in adults and children 2 years of age and older. VTAMA is not currently approved in any other jurisdictions and we do not have any other product candidates that have received regulatory approvals in the U.S. or in any other jurisdiction.

Our ability to execute on our business model and generate revenues depends on a number of factors, including our ability to:

•	successfully continue to commercialize VTAMA;

•	successfully complete ongoing preclinical studies and clinical trials and obtain regulatory approvals for our current and future product candidates;

•	identify new acquisition or in-licensing opportunities;

•	launch commercial sales of future product candidates, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•	successfully grow our healthcare technology Vants and market the products and services offered by those Vants;

•	attract and retain experienced management and advisory teams;

•	add operational, financial and management information systems and personnel, including personnel to support clinical, preclinical manufacturing and commercialization efforts and operations;

•
initiate and maintain relationships with third-party suppliers and manufacturers and have commercial quantities of products and product candidates manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

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

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict when and if our products and product candidates will achieve various milestones in their clinical development, including marketing approval from the FDA or other regulatory authorities, the timing or amount of increased expenses related to these activities or when we will be able to generate significant revenues or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval or to continue clinical development in the U.S. or another jurisdiction, or if there are any delays in any of our or our future collaborators’ clinical trials or the development of our product candidates that we may identify. We anticipate incurring significant costs associated with the continued commercialization of VTAMA and that of any future product candidates, if approved, and advancing our ongoing clinical trials and discovery efforts until our revenues from product sales of VTAMA and any other approved products exceeds such expenses, which may never occur.

We may never achieve sustained profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., and submitted an sNDA to the FDA for VTAMA for the topical treatment of AD in adults and children 2 years of age and older, we have not yet received marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of March 31, 2024, we had cash, cash equivalents and restricted cash of approximately $6.6 billion and retained earnings of approximately $576.2 million.

We may never be able to develop or successfully commercialize new marketable drugs or achieve sustained profitability. To achieve sustained profitability, we must succeed in developing and commercializing products that generate significant revenue. Revenue from the sale of any products or product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product, the competitive landscape of the product market, and whether we own the commercial rights for that territory. For example, even though VTAMA for the treatment of adults with plaque psoriasis has received regulatory approval in the U.S. and we have submitted an sNDA to the FDA for VTAMA for the topical treatment of AD, we can provide no assurances that we will be able to achieve profitability based on sales in that indication alone or that we will be able to receive approval of and commercialize VTAMA for other indications or in other jurisdictions. Even if we achieve profitability from product revenues in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve sustained profitability would depress the value of our company and could impair our ability to raise capital, expand our business, expand our pipeline, market our products and, if approved, product candidates, and continue our operations.

We may never generate meaningful product revenue from the commercial sales of our products or, if approved, product candidates or achieve or maintain profitability. It is possible that we will incur substantial operating losses for the foreseeable future. Our ability to generate meaningful product revenue and achieve sustained profitability is dependent on our ability to complete the development of our products and product candidates, obtain necessary regulatory approvals for our current and future product candidates and manufacture and successfully market our current and future products alone or in collaboration with others.

We have relatively limited experience as a commercial-stage company and the marketing and sale of VTAMA or any future products may be unsuccessful or less successful than anticipated.

In May 2022, the FDA approved VTAMA for the treatment of adults with plaque psoriasis in the U.S. While we have launched VTAMA in the U.S., we have relatively limited experience as a commercial-stage company and therefore face significant risks and uncertainties relating to the commercialization of VTAMA and any future products that receive marketing approval in the U.S. or another jurisdiction, including:

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

•	the risks associated with potential co-promotion or partnership agreements, including the failure to realize the expected benefits of such arrangements;

•	the costs and other risks associated with expansion of a commercial product into multiple indications, including increased sales and marketing costs; and

•	other unforeseen costs, expenses and risks associated with the commercialization of biopharmaceutical products, including compliance costs.

In February 2024, we submitted an sNDA to the FDA for VTAMA for the topical treatment of AD for adults and children 2 years of age and older. To the extent that we receive FDA approval for VTAMA in that indication, or receive regulatory approval for VTAMA or any of our future products or product candidates in any other jurisdictions, we would expect to incur additional increased cash costs associated with those commercial activities.

Our relatively limited experience as a commercial-stage company means that there is limited information about our ability to overcome many of the risks and uncertainties encountered by companies commercializing products in the biopharmaceutical industry. Further, given our relatively limited experience of commercializing products, we do not have a track record of successfully executing on the commercialization of an approved product. As we continue to develop and seek regulatory approval of additional products and product candidates, as well as additional indications for VTAMA, and to pursue regulatory approvals for VTAMA and other products and product candidates outside the U.S., it could be difficult for us to obtain and devote the resources necessary to successfully pursue our commercialization efforts. If we are unable to manage the risks and uncertainties associated with the commercialization of VTAMA and any future products or product candidates that receive marketing approval, we may be unable to generate significant revenues from the sales of these products and product candidates or to achieve profitability, which will materially affect our business, prospects, financial condition and results of operations.

Our inability to successfully commercialize VTAMA or the failure of any of our product candidates in ongoing or future clinical trials or preclinical studies, in addition to having a direct adverse impact on our business and prospects, could also have a lasting negative impact on our reputation, which could, in turn, impact our ability to successfully enter into future licensing arrangements or other transactions with potential counterparties, raise future capital or attract key personnel to join us. Our business and prospects would be materially harmed by any such failures and our results of operations and financial condition would likely suffer materially as a result.

Our business is dependent to a significant extent on the successful commercialization of VTAMA and the development, regulatory approval and commercialization of our current and future products and product candidates.

We currently have one product approved by the FDA: VTAMA, which was approved for the treatment of plaque psoriasis in adults in the U.S. in May 2022. In February 2024, we submitted an sNDA to the FDA for VTAMA for the topical treatment of AD for adults and children 2 years of age and older. The success of our business, including our ability to generate any substantial revenues in the future, will depend to a significant extent on the successful commercialization of VTAMA and the successful development, regulatory approval and commercialization of our other current and future products and product candidates. The commercial success of VTAMA and the clinical and commercial success of our other current and future products and product candidates will depend on a number of factors, including the following:

•
our ability to successfully implement and execute on a marketing strategy for VTAMA and to commercialize any of our current or future products in the U.S. and internationally, whether alone or in collaboration with others;

•	acceptance by physicians, payers and patients of the benefits, safety and efficacy of VTAMA or any of our current or future products, including relative to alternative and competing treatments;

•
timely completion of our nonclinical studies and clinical trials, which may be significantly slower or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

•
whether we are required by the FDA or foreign regulatory authorities to conduct additional clinical trials or other studies beyond those planned to support the approval and commercialization of our current or future products or product candidates;

•
acceptance of our proposed indications and primary and secondary endpoint assessments relating to the proposed indications of our current or future products or product candidates by the FDA and foreign regulatory authorities;

•	the prevalence, duration and severity of potential side effects or other safety issues experienced with VTAMA or our current or future products or product candidates;

•	the timely receipt of necessary marketing approvals from the FDA and foreign regulatory authorities for our current or future products or product candidates;

•
achieving, maintaining and, where applicable, ensuring that our third-party contractors achieve and maintain compliance with our contractual obligations and with all regulatory requirements applicable to VTAMA or any of our current or future products or product candidates;

•	the willingness of physicians and patients to utilize or adopt VTAMA and any of our current or future products or product candidates, if approved;

•
the ability of third parties upon which we rely to manufacture clinical trial and commercial supplies of VTAMA or any of our current or future products or product candidates to remain in good standing with relevant regulatory authorities and to develop, validate and maintain commercially viable manufacturing processes that are compliant with Current Good Manufacturing Practice (“cGMP”);

•
the availability of coverage and adequate reimbursement from private third-party payers and governmental healthcare programs for VTAMA and any of our current or future products or product candidates, such as Medicare and Medicaid;

•	patient demand for VTAMA and any of our current or future products or product candidates;

•	our ability to establish and enforce intellectual property rights in and to any of our current or future products or product candidates;

•	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims; and

•	the ability to raise any additional required capital on acceptable terms, or at all.

Further, competitors who are developing products in the dermatology field or that target the same indications as us with products that have a similar mechanism of action may experience problems with their products that could indicate or result in class-wide problems or additional requirements that would potentially harm our business. Due to these risks and uncertainties, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of VTAMA or any of our current or future products or product candidates to achieve or maintain profitability.

We may not be successful in our efforts to acquire or in-license new product candidates, and newly acquired or in-licensed product candidates may not perform as expected in clinical trials or be successful in eventually achieving marketing approvals.

The success of our business depends in large part on our ability to successfully identify new product candidates, generally through acquisitions or in-licensing transactions. Our acquisition and in-licensing efforts focus on identifying assets in development by third parties across a diverse range of therapeutic areas that, in our view, are underserved or undervalued. Once identified, we typically seek to in-license these assets from partners for low or no upfront payment, with future royalty or milestone payments to the licensor tied to the successful achievement of pre-specified development or commercialization benchmarks. From time to time, we also use joint venture structures for our Vants, where the licensor receives a minority equity ownership stake in the Vant formed around an in-licensed asset. Certain potential licensors may be unwilling or unable to pursue these types of transaction structures, which could have the effect of limiting the number of available in-licensing candidates or make us a less attractive partner for a given asset, relative to other potential acquirors.

Following the acquisition or in-licensing, our strategy often entails designing low-cost studies for a product candidate that result in a quick “go/no-go” decision on whether or how to proceed with future development for a given asset. We may decide to proceed with the development of a product candidate on the basis of that study and later determine that the more costly and time intensive trials required for regulatory approvals do not support the initial value the product candidate was thought to hold or demonstrate the product profile required for a marketing approval. Even if a product candidate does prove to be valuable or successful in receiving marketing approval, its value may be less than we anticipated at the time of the investment, including after payments of applicable royalty and milestone payments to the licensor, and we may not be able to recover our investment into the development of the product candidate.

We also face significant competition for attractive investment opportunities. A number of companies compete with us for such opportunities, some of which may possess greater financial or technical resources. If we are unable to identify a sufficient number of potential product candidates for acquisition or in-licensing, or if the product candidates that we identify do not prove to be as valuable as anticipated, we will not be able to successfully develop or receive marketing approval for those product candidates, and our business and results of operations may suffer materially as a result. Any such failure to in-license or acquire new product candidates from third parties, or the failure of those product candidates to succeed in clinical trials and eventually receive marketing approval, would have a material adverse effect on our business, financial condition, results of operations and prospects.

We face risks associated with the allocation of capital and personnel across our businesses.

Because we have finite financial and management resources, we have to make challenging decisions regarding the allocation of capital and personnel across our businesses. We face certain risks associated with these decisions and may fail to capitalize on viable commercial product candidates or profitable market opportunities. For example, we may decide not to pursue a particular in-licensing or acquisition opportunity, or a potential target indication for a product candidate, that later proves to have greater commercial potential than our current and planned development programs and product candidates. Similarly, our management’s attention to one product or product candidate may divert their attention from another opportunity that ultimately might have proven more successful. Our spending on current and future research and development programs and other future product candidates may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidate.

Additionally, we may pursue additional in-licenses or acquisitions of product candidates or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, legal and human resources expertise. Efforts to do so may not result in the actual acquisition or in-license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing products that ultimately do not provide a return on our investment, would have a material adverse effect on our business, financial condition, results of operations and prospects.

We face risks associated with the Vant structure.

Our products and product candidates are developed at our Vants, which operate similarly to independent biopharmaceutical companies with their own management teams and equity incentive structures. While we believe that there are significant competitive advantages to this structure, as compared to traditional pharmaceutical companies or smaller biopharma companies, the Vant structure also poses certain risks for our business.

Operating the Vants independently, rather than under a centralized, consolidated management team, may result in increased costs at Roivant and the Vants, as certain functions or processes, including sales and marketing, clinical and nonclinical personnel, business development, finance, accounting, human resources and legal functions, are replicated at Roivant and at multiple Vants. There may also be certain start-up costs, associated with the establishment of a new Vant or integration of a newly acquired business into a Vant, which are greater under the Vant model than they would be under a centralized model. The use of the Vant model may also entail increased costs for us, including the time and expenses associated with hiring Vant CEOs and management teams, overseeing Vant equity incentive arrangements and managing compliance-related risks, including the internal controls, reporting systems and procedures necessary for us to operate as a public company. We may also be exposed to increased “key employee” risks, in the event a Vant CEO were to depart, including the loss of other senior Vant personnel, potentially resulting in adverse impacts to commercialization or development work at the Vant. These increased expenses, complexities and other challenges may make using and scaling the Vant model more challenging and costly than it would be for a traditional pharmaceutical company to both operate and expand the number of product candidates under development, which could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects. This decentralized model could also make compliance with applicable laws and regulations more challenging to monitor and may expose us to increased costs that could, in turn, harm our business, financial condition, results of operations or prospects.

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

We do not wholly own many of our Vants. Our Vants have equity incentive plans, which can dilute our ownership interest in the Vant as those awards vest and are exercised, and certain of our Vants have issued debt or equity securities senior to our ownership interests, which dilutes our economic interest in the Vants and can in certain cases, such as our publicly traded subsidiary Immunovant, limit our operational control of the Vant. The vesting and exercise of incentive equity awards at the Vants, as well as future capital needs at the Vants – which may be financed through senior debt or equity securities or common equity – may further dilute or subordinate our ownership and economic interests in the Vants or reduce our operational control of the Vants. In addition, recipients of Vant equity awards may have economic alignment with a Vant that incentivizes them to act in ways that prioritize the success of a Vant over the success of the Company as a whole, which could adversely impact our consolidated business, financial condition, results of operations or prospects. For more information on our ownership of our Vants, see “Business–Overview–Vant Ownership.”

We manage the Vants in part through our designees who serve on the Vant boards of directors. In their capacities as directors, those individuals may owe fiduciary duties to the Vants and their shareholders under applicable law, which may at times require them to take actions that are not directly in our interest as a shareholder. To the extent any such actions have an adverse effect on the value of our ownership interest in the Vant, it could further adversely impact our consolidated business, financial condition, results of operations or prospects.

We face risks associated with potential future payments related to our products and product candidates.

Our asset in-licensing transactions typically involve zero or low upfront payments combined with milestone and royalty payments. These arrangements generally involve a payment or payments upon the achievement of certain development or regulatory milestones, including regulatory approval, and then royalty payments upon the achievement of specified levels of sales, which can extend for up to the life of a product. Some of these payments may become due before a product is generating sufficient funds to enable us to meet our obligations. If this were to occur, we would default on our payment obligations and could face penalties, delays in commercialization or development activities, the termination of a license agreement or reputational damage. Even for a product that is commercialized and generating revenue, payments could become due that are so large that the investment is not profitable or is less profitable than anticipated. For example, this could occur if at the time of the initial investment, we overestimated the value of the product and agreed to a payment schedule using these inflated estimates. If we are unable to make milestone and royalty payments related to our product candidates when due, our business and prospects could suffer and our ability to in-license future product candidates could be impaired.

Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

Our business strategy and plans for future growth rely on a number of assumptions, including, in the case of our products and product candidates, assumptions related to adoption of a particular therapy, incidence and prevalence of an indication, use of a product or product candidate versus competitor therapies and size of the addressable patient populations. Some or all of these assumptions may be incorrect due to errors or mistaken assumptions in our analysis or the inherent uncertainties in the drug development process, among other reasons. We cannot accurately predict whether our products or product candidates will achieve significant market acceptance in line with these assumptions or whether there will be a market for our products or product candidates that reaches the anticipated size. If any of these assumptions are incorrect or overstated, our results and future prospects will be materially and adversely affected.

We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management.

From time to time, we may consider strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spinoffs, strategic partnerships, joint ventures, collaborations, restructurings, divestitures, business combinations and investments. For example, in December 2023, we completed a transaction to sell Telavant, which was owned by us and Pfizer, to Roche for aggregate upfront consideration of $7.1 billion and a near-term, one-time milestone payment of $150 million (the “Roche Transaction”). Any future transactions could increase our near and long-term expenditures, result in potentially dilutive issuances of our or our Vants’ equity securities, including our common shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, and could expose us to the risk of litigation, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions, which may or may not include using all or a portion of the cash proceeds from the Roche Transaction as consideration, may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management, as well as significant costs, whether or not successfully consummated. In addition, the integration or separation of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the transaction. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions such as the Roche Transaction may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, there can be no assurance that transactions of the nature described above will be undertaken or successfully completed, and that any transaction we do complete will not have a material adverse effect on our business, results of operations, financial condition and prospects.

We face risks associated with the use of our cash, cash equivalents and restricted cash, including any return of capital to shareholders.

As of March 31, 2024, we had cash, cash equivalents and restricted cash of approximately $6.6 billion, which includes the cash proceeds from the Roche Transaction. Our management team has broad discretion in respect of use of our cash, cash equivalents and restricted cash, including the proceeds from the Roche Transaction. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

We may also decide to return capital to shareholders through one or a combination of public or private share repurchases, or the issuance of cash dividends on our common shares. As previously disclosed, our board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses) (the “2024 Repurchase Program”). A portion of the 2024 Repurchase Program, approximately $648.4 million, was used to repurchase all of the common shares held by Sumitomo Pharma Co., Ltd. in April 2024.

The timing and total amount of any additional common shares repurchased under the 2024 Repurchase Program or any future repurchase authorization from our board of directors will depend on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities, as well as the discretion of our board of directors, or its delegees, that any such activity would be in the best interests of our shareholders and in compliance with all applicable laws and our contractual obligations. In the event that we decide to pursue further repurchases of common shares, we may be limited in our ability to repurchase our common shares by various governmental laws, rules and regulations which prevent us from purchasing our common shares during periods when we are in possession of material non-public information. We may also use our discretion to repurchase common shares from certain shareholders without offering the opportunity to all shareholders to have their common shares repurchased at that time and price. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. The returns of capital to shareholders may change in form, amount, value and frequency from time to time, and we cannot guarantee that any such future returns of capital will take place. The trading price of our common shares may decline, possibly materially, if we are unable to meet investor expectations with respect to the timing and total amount of future capital returns to shareholders. There is no guarantee that our significant balance of cash, cash equivalents and restricted cash, including the proceeds from the Roche Transaction, will be used to increase our operating results, return capital to shareholders or enhance the value of our common shares.

We are exposed to risks related to our significant holdings of cash, cash equivalents and restricted cash.

Our significant holdings of cash, cash equivalents and restricted cash can be negatively affected by changes in liquidity, financial results, market and economic conditions, political risk, currency risk, credit risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash, cash equivalents and restricted cash may fluctuate substantially. Additionally, we may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. Therefore, although we have not realized any significant losses on our cash, cash equivalents and restricted cash, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition.

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

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the time and costs necessary to complete our ongoing, planned and future clinical trials for our current and future products and product candidates;

•	the time and costs necessary to pursue regulatory approvals for our current and future product candidates;

•	the costs associated with future acquisitions or in-licensing transactions;

•
the approval, progress, timing, scope and costs of our preclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our ongoing and planned clinical trials and potential future clinical trials for our current and future product candidates;

•	the costs associated with our ongoing, planned and future preclinical studies and other drug discovery activities;

•	our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with contract manufacturing organizations (“CMOs”);

•	the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our current and future products and product candidates;

•	our ability to successfully commercialize VTAMA, including:

o
the manufacturing, selling and marketing costs associated with VTAMA, including the cost and timing of expanding sales and marketing capabilities or entering into strategic collaborations with third parties; and

o	the amount and timing of sales and other revenues from VTAMA, including the sales price and the availability of adequate third-party reimbursement;

•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights, including current and future patent infringement actions brought against third parties, for our current and future product candidates;

•
the cost of pursuing and defending potential intellectual property disputes, including patent infringement actions with third parties, relating to our current or future products or product candidates; and

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

Certain potential acquisitions, divestitures or other business combinations that we may pursue could be subject to review or approval by regulatory authorities pursuant to certain U.S. laws or regulations. In the U.S., certain mergers that potentially could affect competition may require certain filings and review by the Department of Justice and the Federal Trade Commission. In recent years, there has been enhanced regulatory scrutiny over such transactions. In the event that we were to make an investment, acquisition or disposition that was determined to be subject to regulatory review, and such regulatory approval or clearance is not obtained, or the review process is extended beyond the period of time that would permit such strategic transactions to be consummated, we may not be able to consummate such strategic transactions or counterparties may be deterred from pursuing potential strategic transactions with us. This may impair our ability to raise capital when needed and to pursue accretive transactions, which is an important part of our business model, and have an adverse effect on our business, financial condition and prospects.

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

Patient enrollment and retention in clinical trials depends on many factors, including EC approval of patient participation as proposed, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, delays in enrollment due to travel or quarantine policies, or other factors, including those related to any ongoing effects of COVID-19 pandemic or future pandemics, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our products and product candidates, including IMVT-1402 and batoclimab, which target certain autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, we previously disclosed 24-week data from our NEPTUNE trial of brepocitinib in non-anterior non-infectious uveitis, results from the initial cohort of patients in our Phase 2 trial of batoclimab in Graves’ disease and initial human data from our Phase 1 trial of IMVT-1402. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

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

Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our products or product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our products for commercialization and products or product candidates for our preclinical studies, clinical trials and research and development activities. Any significant delay in the supply of a product or product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our products or product candidates, the commercial launch of our products or product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our products or product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our products or product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to current or future products or product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals were recently enacted or are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the U.S. on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

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

All entities involved in the preparation of products and product candidates for clinical trials or commercial sale, including our existing CMOs for all of our products and product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the U.S. These regulations govern manufacturing processes and procedures, including record-keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our products and product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in the issuance of inspectional observations on FDA’s Form-483, Warning or Untitled Letters, similar communications or objections by other authorities, public safety alerts identifying our company or products and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of products or product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical or commercial supplies of our products and product candidates.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we have obtained regulatory approval in the U.S. for one of our product candidates, VTAMA, for the treatment plaque psoriasis in adults, and have submitted an sNDA to the FDA for the approval of VTAMA for the treatment of AD for adults and children 2 years of age and older, it is possible that VTAMA will not receive this regulatory approval or obtain any other regulatory approvals in the U.S. for other indications or in other jurisdictions, and that other current and future product candidates will not be successful in obtaining regulatory approval in the U.S. and other jurisdictions. In addition, we cannot be certain that any products or product candidates that receive regulatory approval will be successfully commercialized.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization. We have relatively limited experience in designing clinical trials and may be unable to design and execute a clinical trial to support additional marketing approvals.

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

Furthermore, if any of our products, or any future product candidates that are approved, cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, revoke, suspend, vary, or limit their approval of the product or require a REMS (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

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

Prior to obtaining approval to commercialize a product candidate in any jurisdiction, we or our collaborators must demonstrate with substantial evidence from well-controlled clinical trials, and to the satisfaction of the FDA or comparable non-U.S. regulatory authorities, that such product candidate is safe and effective and, as applicable, pure and potent for its intended use. Results from nonclinical studies and clinical trials can be interpreted in different ways. Even if we believe the nonclinical or clinical data for a product candidate are promising, such data may not be sufficient to support approval by the FDA and other regulatory authorities. In order to market any products in any particular jurisdiction, we must establish and comply with numerous and varying regulatory requirements on a country-by-country basis regarding safety and efficacy. Approval of a product candidate by the FDA does not ensure approval by regulatory authorities in any other country or jurisdiction outside the U.S. In addition, clinical trials conducted in one country, and the data generated therefrom, may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not guarantee regulatory approval in any other country. Approval processes vary among countries and can involve additional product testing and validation, as well as additional administrative review periods. Seeking regulatory approval could result in difficulties and costs for us and require additional nonclinical studies or clinical trials, which could be costly and time consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our products in those countries. We have one product, VTAMA, which has been approved by the FDA for the treatment of plaque psoriasis in adults in the U.S., and have submitted an sNDA to the FDA for the approval of VTAMA for the treatment of AD, but do not have any other products approved for sale in the U.S. or any other jurisdiction, including in international markets, and we do not have significant experience in obtaining regulatory approval in other markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approvals in international markets are delayed, our target market will be reduced and our ability to realize the full market potential of any product we develop will be unrealized.

FDA approval for a product candidate in the United States does not guarantee that we will be able to or that we will make efforts to obtain approval for or commercialize our product candidates in any other jurisdiction, which would limit our ability to realize the drug candidate’s full market potential.

We have one product, VTAMA, approved by the FDA for the treatment of plaque psoriasis in adults in the U.S. We have also submitted an sNDA to the FDA for the approval of VTAMA for the treatment of AD. In order to market VTAMA or any of our other products or product candidates outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

Seeking regulatory approval outside of the U.S. could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The regulatory approval process outside of the U.S. may include all of the risks associated with obtaining FDA approval. Other than VTAMA, we do not have any products or product candidates approved for sale in any jurisdiction, including international markets, and we do not have significant experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our products will be harmed.

Following regulatory approvals for our products and product candidates, we will continue to face extensive ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and our products may face future development and quality or regulatory compliance difficulties.

We have one product, VTAMA, approved by the FDA for the treatment of plaque psoriasis in adults in the U.S. We have also submitted an sNDA to the FDA for the approval of VTAMA for the treatment of AD. Any product or product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labelling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-marketing studies and post-marketing submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP or equivalent requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, record-keeping and GCP requirements for any clinical trials that we conduct post-approval. Even when marketing approval of a product or product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. When a product or product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labelling or accompanying documentation, which could limit sales of the product.

The FDA and other relevant regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA and other relevant regulatory authorities could significantly increase costs, result in regulatory enforcement, or delay, limit or ultimately restrict the commercialization of such product. The FDA and other relevant regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labelling and that promotional and advertising materials and communications are truthful and non-misleading. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our products or product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading, we may be subject to enforcement action. Moreover, in the EU and the UK we will be prohibited from promoting prescription-only medicinal products to individuals who are not healthcare professionals. Violations of the FDCA in the U.S. and other comparable laws and regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable non-U.S. regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.

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

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;

•	requirement of a REMS (or equivalent outside the U.S.);

•	Warning or Untitled Letters or similar communications from other relevant regulatory authorities;

•	withdrawal of the product or product candidates from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of products or product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension, variation, revocation or withdrawal of marketing approvals;

•	refusal to permit the import or export of our products or product candidates;

•	seizure of our products or product candidates; or

•	lawsuits, injunctions or the imposition of civil or criminal penalties.

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

Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation by the FDA or other relevant regulatory authorities, even if granted for any product candidate, may not lead to a faster development, regulatory review or approval process, and does not necessarily increase the likelihood that any product candidate will receive marketing approval in the United States or other jurisdictions.

We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation for certain of our product candidates. For example, in July 2021, Immunovant was granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, it received orphan drug designation from the European Commission for batoclimab for the treatment of MG. Immunovant plans to seek orphan drug designation from the FDA for IMVT-1402 and/or batoclimab where there is a medically plausible basis for IMVT-1402 and batoclimab’s use. Immunovant may also seek orphan drug designation for IMVT-1402 and batoclimab for the treatment of other indications in the E.U. We may also do so for other of our products and product candidates in the future where there is a basis for doing so.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated, and partly completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter. Further, we understand that a company received a Complete Response Letter for a product seeking accelerated approval in two indications because enrollment had not yet begun for confirmatory portions of ongoing clinical trials. At this time, it is not clear what impact, if any, these developments may have on our business, financial condition results of operations or prospects.

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

Regulatory authorities in some jurisdictions, including the U.S. and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the U.S., the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the U.S. or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the U.S., in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the U.S. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic or biosimilar drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted, during the first eight years of the ten years market exclusivity, a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic or biosimilar company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

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

In April 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation (which will not apply in the UK). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before 2025 and it will start to apply 18 months after the entry in force.

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

Our commercialization efforts are dependent on our sales, marketing and distribution capabilities, including agreements with third parties to sell, market and distribute our products and product candidates.

In order to effectively market our products and product candidates, we must successfully employ our sales, distribution, marketing and related capabilities or make arrangements with third parties to perform these services. Our subsidiary Dermavant has established a commercial sales organization for the sales, marketing and distribution of VTAMA, which was approved by the FDA in May 2022 for the treatment of plaque psoriasis in adults in the U.S. Other Vants with product candidates in late-stage clinical development, including Immunovant, do not currently have a sales, marketing and distribution infrastructure, and would expect to build a sales, marketing and distribution function, or make arrangements with third parties to perform these services.

There are risks involved with both establishing and maintaining internal commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product or, if approved, product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel. At Dermavant, the costs of maintaining this sales, marketing and distribution infrastructure may exceed the net revenues we are able to generate from the sale of VTAMA.

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

The U.S. and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities for our products and affect our ability to profitably sell our products, and prevent or delay marketing approval of our current and any future product candidates. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labelling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

In the U.S., there have been and continue to be a number of legislative initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, as discussed in detail above, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In particular, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Most notably and as described in detail above, the IRA brought about sweeping changes to the payment for drugs under the Medicare program. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. Over time, the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access. However, the degree of impact that the IRA will ultimately have upon our business remains unclear at this time.

Moreover, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing, such as in Colorado and Florida, as discussed in detail above. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our products or put pressure on our product pricing.

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

In the U.S., no uniform policy of coverage and reimbursement exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product or, if approved, product candidate will be made on a plan-by-plan basis. For example, while we have previously disclosed successes in achieving payor coverage for VTAMA, one payor’s determination to provide coverage for a product does not assure that other payors will also provide coverage, and adequate reimbursement, for the product, and payors may periodically review and change their coverage and reimbursement rates for products. Discussions with payors, including PBMs, related to VTAMA are ongoing and coverage for VTAMA may change over time. Additionally, a third-party payor’s decision to provide coverage for a drug does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage for a drug, what amount it will pay the manufacturer for the drug, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product or, if approved, product candidates, unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product or product candidate. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our products or, if approved, product candidates, to the extent that patients who are prescribed our products or, if approved, product candidates, are not separately reimbursed for the cost of the product.

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

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some other jurisdictions that could affect our ability to profitably sell any product or, if approved, product candidate. These legislative and regulatory changes may negatively impact the reimbursement for any product or, if approved, product candidate. There can be no assurance that our products or, if approved, product candidates, will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the U.S. and in other countries where our products and, if approved, product candidates, are sold will not harm our ability to profitably sell our products and, if approved, product candidates.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our products or, if approved, product candidates. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our products and, if approved, product candidates. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the UK where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the UK there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap, and also imposes different payment rates for newer or older medicines. A consultation on the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, is ongoing, but is also likely to lead to higher rebates than previously. In markets outside of the U.S., EU and UK, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to commercialize our products and, if approved, product candidates.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We may face competition in the U.S. for our products and, if approved, product candidates, from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, the July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that FDA must grant before any importation may take place. In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary. If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our products and, if approved, product candidates. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our products and, if approved, product candidates and adversely affect our future revenues and prospects for profitability.

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

Our senior leaders and key employees may terminate their positions with us at any time. Due to the small number of employees at some of the Vants, the loss of a key employee may have a larger impact on our business. In particular, we rely on a limited number of employees in certain key jurisdictions, including the U.K. and Switzerland. If we lose one or more members of our or the Vants’ senior leadership teams or other key employees, our ability to successfully implement our business strategies could be adversely impacted. Replacing these individuals may be difficult, cause disruption and may take an extended period of time due to the limited number of individuals in our industry with the breadth of skills and experience required to develop, gain regulatory approval of, and commercialize product candidates successfully. Competition to hire from this limited pool is intense, and we may be unable to hire, train, retain or motivate additional key personnel. We do not maintain “key person” insurance for any members of our senior leadership team or other employees.

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

•
failure to comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”), including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.

Any of these risks, if encountered, could significantly harm our future international expansion and operations and, consequently, negatively impact our financial condition, results of operations and cash flows.

Unfavorable global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by global or regional economic, political and health conditions. For example, various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation, interest rates and overall economic conditions and uncertainties, including those resulting from political instability (including workforce uncertainty), international hostilities (including the current military conflict between Russia and Ukraine and the conflict in the Middle East), trade disputes between nations and the current and future conditions in the global financial markets. For example, if sustained high rates of inflation or other factors were to significantly increase our business costs, we may be unable to manage such increased expenses or pass through price increases. A global financial crisis or global or regional political and economic instability, wars, terrorism, civil unrest, outbreaks of disease (for example, COVID-19), and other unexpected events, such as supply chain constraints or disruptions, could cause extreme volatility in the capital and credit markets and disrupt our business. Business disruptions could include, among others, disruptions to our commercial activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility, and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. In addition, during certain crises and events, patients may prioritize other items over certain or all of their treatments and/or medications, which could have a negative impact on our commercial sales. A severe or prolonged economic downturn, political disruption or adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could adversely impact our business.

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

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of products and product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

•	ZORYVE (roflumilast), a topical PDE4 inhibitor, a potential competitor to VTAMA;

•	OPZELURA (ruxolitinib), a topical Janus kinase inhibitor, a potential competitor to VTAMA;

•	VYVGART (efgartigimod alfa-fcab) and VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc), neonatal Fc receptor blockers, potential competitors to IMVT-1402 and batoclimab;

•	Nipocalimab and RYSTIGGO (rozanolixizumab-noli), anti-FcRn antibodies, potential competitors to IMVT-1402 and batoclimab;

•	TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab; and

•	Dazukibart, an interferon beta (IFN-beta) inhibitor, a potential competitor to brepocitinib.

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

Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our products and product candidates. Currently and in the coming years, there may be an increased risk of cybersecurity attacks due to the ongoing Russia-Ukraine conflict, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of the invasion. Any increase in such attacks on us or our third-party vendors or other systems could adversely affect our network systems or other operations.

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

We are subject to stringent privacy, data protection and information security laws, regulations, policies and contractual obligations related to data privacy and security. The actual or perceived failure by us, our customers, partners or vendors to comply with such obligations could result in harm to our reputation, regulatory investigations or actions, significant fines and liability, disruption of our clinical trials or other material adverse effects to our business.

Certain of our subsidiaries and affiliates collect, receive, store, process, use, generate, transfer, disclose, make accessible, protect and share personal information and other information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad necessary to operate their businesses and for legal, marketing and other business-related purposes.

We are subject to data privacy and protection laws and regulations that apply to the collection, transmission, storage and use of personally-identifying information, which among other things, impose requirements relating to the privacy, security, transmission and disposal of personal information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. Any failure by us, or our subsidiaries or affiliates, to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

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

In addition, an increasing number of U.S. states in which we operate have laws that protect the privacy and security of personal information. Certain state laws may be more stringent or broader in scope, or offer greater individual rights, with respect to personal information than federal, international or other state laws, and such laws may differ from each other, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute that expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires pharmaceutical companies to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which became effective on March 31, 2024, generally require consent for the collection and use of personal health information, and a separate consent for sharing any such information, and create additional risk for our collection of health information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

In addition, approximately 15 states have enacted broadly applicable consumer privacy laws, which apply not only to personal health information but also many other forms of information. These laws, including the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (collectively, the “CCPA”), typically require us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to opt-out of the sale or sharing for targeted advertising of their personal information, as well as the right to limit our use and disclosure of their “sensitive” (including health) personal information. Some of these laws require that we obtain signed consent in order to collect, use or share any sensitive personal information. Most of these laws are enforceable only by state authorities, but the CCPA provides a private right of action for data security breaches that result in the compromise of highly sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency, have authority to implement and enforce the CCPA.

New legislation anticipated to be enacted in various other states will continue to shape the data privacy environment nationally. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the U.S., laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the U.S., but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield – the EU-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and EU implemented the DPF. Companies can now use this new mechanism to transfer personal data from the EU to the U.S. and potentially from Switzerland to the U.S., subject to national implementation in Switzerland. The UK Extension to the EU-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, allowing certifying entities to transfer personal data from the UK to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

While in July 2020 the CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data to jurisdictions that the European Commission has not found to provide an adequate level of protection and while the European Commission adopted new SCCs in July 2021, companies relying on SCCs must, subject to additional guidance from regulators in the EEA and the U.K., regularly evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. The use of the new SCCs may increase the legal risks and liabilities under EEA privacy, data protection, and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs and the DPF, any transfers by us or our vendors of personal information from the EEA to the US may not comply with the EEA data protection laws, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EEA personal information outside of the EEA (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

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

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the U.K. and the EU (i.e., following the U.K.’s exit from the EU—otherwise known as Brexit), data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from EU member states to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, this adequacy decisions will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. In March 2024, the British Government published the Data Protection and Digital Information (No. 2) Bill intended to create a more business-friendly regime in the UK through changes to the existing legislation. At this stage it is unclear whether and when this legislation will be adopted and whether such legislative reforms could potentially lead the European Commission not to extend or to revoke the UK adequacy decision.

If we or our third-party service providers are unable to properly protect the privacy and security of personal information, or other confidential data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, EU Data Protection Authorities, and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the U.S., the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

The sale of our products, including VTAMA, which was approved by the FDA in May 2022 for the treatment of plaque psoriasis in adults in the U.S., and the use of our existing product candidates in clinical trials expose us to the risk of product liability claims. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our products or product candidates. On occasion, large judgments have been awarded in class action lawsuits where drugs have had unanticipated harmful effects. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

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

The use of AI could expose us to liability or adversely affect our business.

Certain of our early-stage discovery Vants and healthcare technology businesses use machine learning and AI as part of their business. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use of AI will enhance our business or operations or result in our business or operations being more efficient or profitable. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our businesses. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could suffer from competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI, such as the AI Act currently being considered in the EU. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology, products and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs, products and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our current and future products and product candidates. We seek to protect our proprietary position by in-licensing or acquiring intellectual property and filing patent applications in the U.S. and abroad related to our current and future development programs, products and product candidates, defending our intellectual property rights against third-party challenges and enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, there is always a risk that our licensed or owned issued patents and any pending and future patent applications may not protect our products or product candidates, in whole or in part, and may not effectively prevent others from commercializing competitive products or product candidates, or that an alteration to our products or product candidates or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of their research and development output, such as employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. In addition, while we have pre-publication review procedures in effect, premature or inadvertent publication of potentially patentable subject matter could preclude our ability to obtain patent protection. We may choose not to seek patent protection for certain innovations, products or product candidates and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, our products and, if approved, product candidates may not be protected by patents in all jurisdictions. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell products and product candidates and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell products and, if approved, product candidates and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. The patent applications that we own or in-license may fail to result in issued patents with claims that cover products or product candidates in the U.S. or in other countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable in enforcement and other adversarial proceedings.

The patent applications that we own or in-license may fail to result in issued patents with claims that cover our current and future products or product candidates in the U.S. or in other countries. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. For example, any issued patents might not cover the pharmaceutical composition of the product or product candidate that is ultimately commercialized. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may ultimately obtain. Even if patents do successfully issue and even if such patents cover our current and future products and product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowly construed, invalidated, or held unenforceable, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or product candidates or limit the length of terms of patent protection we may have for our products, product candidates and technologies. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing products or product candidates, or practicing our own patented technology, or impose a substantial royalty burden to do so. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of any products or, if approved, product candidates. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product or product candidate under patent protection could be reduced. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our products or, if approved, product candidates, and if we do not own or have exclusive rights to other enforceable patents protecting our products, product candidates or other technologies, competitors and other third parties could market products or product candidates and use processes that are substantially similar to, or superior to, ours and our business would suffer.

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

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The standards that the U.S. Patent and Trademark Office (the “USPTO”) and its counterparts in other countries use to grant patents are not always applied predictably or uniformly. In addition, the laws of countries other than the U.S. may not protect our rights to the same extent as the laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in such jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does.

Other parties have developed technologies that may be related or competitive to our own technologies and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own or licensed patent applications or issued patents. Furthermore, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology, products or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies, products and product candidates. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

Patent reform legislation in the U.S., including the Leahy-Smith America Invents Act (“the Leahy-Smith Act”), could increase those uncertainties and costs surrounding the prosecution of our patent applications and the enforcement or defense of our issued patents. The Leahy-Smith Act was signed into law on September 16, 2011 and includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications are prosecuted, redefine prior art and provide more efficient and cost-effective avenues for competitors to challenge the validity of patents. These include allowing third-party submission of prior art to the USPTO during patent prosecution and additional procedures to challenge the validity of a patent by USPTO administered post-grant proceedings, including post-grant review, inter partes review (“IPR”), and derivation proceedings. After March 15, 2013, under the Leahy-Smith Act, the U.S. transitioned to a first inventor to file system in which, assuming that the other statutory requirements are met, the first inventor to file a patent application will be entitled to the patent on an invention regardless of whether a third party was the first to invent the claimed invention. The Leahy-Smith Act and its implementation could increase the uncertainties and costs surrounding the prosecution of our patent applications, our ability to obtain future patents, and the enforcement or defense of our issued patents, all of which could harm our business, financial condition, results of operations and prospects.

The issuance of a patent is not conclusive as to its inventorship, scope, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. We are currently and may in the future be subject to third-party pre-issuance submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, reexamination, IPR, post-grant review or interference proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation. For example, on April 23, 2024, a petition for an IPR was filed with the Patent Trial and Appeal Board (“PTAB”) by Encube Ethicals Pvt. Ltd., alleging that certain claims of U.S. Patent No. 11,590,088 (the “‘088 Patent”), relating to VTAMA (tapinarof) cream 1%, are invalid. The ‘088 Patent expires in 2039. The PTAB is not expected to decide whether to institute the IPR until approximately six months from the petition filing date. In February 2023, Sandoz Group AG filed an opposition challenging Dermavant’s European Patent Number 3297605 which covers topical formulations of tapinarof. The opposition is ongoing and should be decided in the fourth quarter of calendar year 2024.

In addition, certain U.S. patents relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences GmbH, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have previously been the subject of IPR proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the PTAB, whose decisions were subsequently reviewed by the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). As previously disclosed, the Federal Circuit ultimately affirmed the PTAB’s decisions upholding certain claims under those patents and invalidating others. Additionally, one European patent (EU Patent No. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2018 by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office (the “EPO”) Opposition Division. In 2019, the EPO Opposition Division upheld claims as amended by an auxiliary request submitted by the patent owner. Merck and Moderna appealed and, in 2023, the Boards of Appeal of the EPO set aside the EPO Opposition Division decision and remitted the case to the EPO Opposition Division for further prosecution. In March 2024, the EPO Opposition Division issued a preliminary opinion. Oral proceedings are scheduled for June 2024, and the case is pending. Genevant may commence litigation at any time to enforce its patent rights against infringers.

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

Even if they are unchallenged, our owned and licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our products or product candidates but that falls outside the scope of our patent protection. Moreover, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, are limited. Without patent protection for our current or future products and product candidates, it may be open to competition from generic versions of such products or product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our own and, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Patent terms and their scope may be inadequate to protect our competitive position on current and future products and product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product or product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, are limited. Even if patents covering products or product candidates are obtained, once the patent life has expired, we may be open to competition from other products or product candidates, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new products and product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. For example, the patent covering the use of VTAMA as an active ingredient to treat psoriasis and atopic dermatitis, but not limited to any formulation, expired in December 2020. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our products and product candidates.

We do not currently and may not in the future own or license any issued composition of matter patents covering certain of our products or product candidates, including VTAMA, and we cannot be certain that any of our other issued patents will provide adequate protection for such products or product candidates.

Composition-of-matter patents on the active pharmaceutical ingredient (“API”) in prescription drug products are generally considered to be the strongest form of intellectual property protection for drug products because those types of patents provide protection without regard to any particular method of use or manufacture or formulation of the API used. While we generally seek composition of matter patents for our products and product candidates, such patents may not be available for all of our products and product candidates. For example, we do not own or have a license to any issued composition of matter patents in the U.S. or any other jurisdiction with respect to VTAMA. Instead, we rely on four issued U.S. patents claiming topical formulations of VTAMA, including the commercial formulation which was studied in Phase 3 trials and approved by the FDA, and two issued U.S. patents covering methods of using the patented topical formulations to treat inflammatory diseases, including psoriasis and atopic dermatitis. The formulation and method-of-use patents have natural expiration dates in 2036, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We additionally rely on three drug substance (“DS”) patents covering the high purity commercial crystal form of the DS, the commercial DS synthesis and several novel intermediates that are formed in the synthesis, which has a natural expiration date in 2038, without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. We also have a patent covering the use of VTAMA to treat psoriasis wherein patients achieve the Phase 3 clinical endpoints. This method of treatment patent is expected to expire in 2040 (including a potential patent term extension for pediatric exclusivity).

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

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the U.S. and other countries with respect to our proprietary technology, products, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of products and product candidates, patents protecting our products and product candidates might expire before or shortly after such candidate begins to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents may be eligible for a limited patent term extension (“PTE”) under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval for a given product or product candidate.

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

Furthermore, certain of our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology, or may not provide us with rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology, products and product candidates in the future. The intellectual property portfolio licensed to us by our licensors at least in some respects, may therefore be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. For example, Immunovant does not have rights to develop, manufacture, use or commercialize batoclimab or IMVT-1402 or file or enforce patents relating to these assets in territories other than the U.S., Canada, Mexico, the EU, the U.K., Switzerland, the Middle East, North Africa and Latin America, as such rights in other jurisdictions have been retained by HanAll Biopharma Co., Ltd. (“HanAll”) or licensed by HanAll to third parties. Additionally, Dermavant does not have the right to develop, manufacture, use or commercialize VTAMA in China, including Hong Kong, Macau or Taiwan, as such rights were retained by Welichem Biotech Inc. or licensed to third parties. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

Third-party claims or litigation alleging infringement, misappropriation or other violations of third-party patents or other proprietary rights or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of our current and future products and product candidates.

Our commercial success depends in part on our avoidance of infringement, misappropriation and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Our competitors or other third parties may assert infringement claims against us, alleging that our products or product candidates are covered by their patents. We cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, IPR and post-grant review before the USPTO, as well as oppositions and similar processes in other jurisdictions. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility, the risk increases that our products, product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our products or product candidates. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have willfully infringed such patents.

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

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of products or product candidates in any jurisdiction. Patent applications in the U.S. and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Therefore, patent applications covering our products and product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our current and future products and product candidates, or the use thereof, provided such pending patent applications result in issued patents. Our ability to develop and market our current and future products and product candidate can be adversely affected in jurisdictions where such patents are issued.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our products or, if approved, product candidates. We may incorrectly determine that our products or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect and we may incorrectly conclude that a third-party patent is invalid or unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our current and future products and, if approved, product candidates.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. On February 8, 2024, the court held a Claim Construction hearing on disputed terms within the claims of the asserted patents. On April 3, 2024, the court provided its Claim Construction ruling, in which it construed the disputed claim terms and agreed with Genevant GmbH and Arbutus’ position on most of the disputed claim terms. Fact discovery is on-going and next steps include expert reports and depositions. A trial date has been set for April 21, 2025. On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). On July 10, 2023, Pfizer and BioNTech filed an answer. The Pfizer Action is ongoing and a date for a claim construction hearing has not been set.

In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such suits, including the Moderna Action and the Pfizer Action, will ultimately be resolved successfully. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or non-statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our current or future products or product candidates. Such a loss of patent protection could harm our business. Additionally, any adverse outcome could allow third parties to commercialize our products and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

Even if we establish infringement, we may not seek, or the court may decide not to grant, an injunction against further infringing activity and instead award only monetary damages, which may or may not be an adequate remedy. We may not be able to detect or prevent, alone or with our licensors, misappropriation of our intellectual property rights, particularly in countries where the laws may not protect those rights as fully as in the U.S. Any litigation or other proceedings to enforce our intellectual property rights may fail, and even if successful, may result in substantial costs and distract our management and other employees.

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

We may not have sufficient financial or other resources to adequately conduct the Moderna Action, the Pfizer Action or any other such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Because many of the patents we own or have licensed are owned or licensed by our subsidiaries, and in certain cases by subsidiaries that are not or will not be directly commercializing products, we may not be in a position to obtain a permanent injunction against a third party that is found to infringe our patents.

Many patents that we own or have licensed are assigned to or licensed by our direct or indirect subsidiaries. For example, any patents that Immunovant has licensed are assigned to its wholly-owned subsidiary Immunovant Sciences GmbH and any patents that Dermavant owns or has licensed are assigned to its wholly-owned subsidiary Dermavant Sciences GmbH. If a third party is found to be infringing such patents, we and our direct subsidiaries may not be able to permanently enjoin the third-party from making, using, offering for sale or selling the infringing product or activity for the remaining life of such patent in the U.S. or other jurisdictions when the patent is assigned to a subsidiary, which is not the entity that is or would be commercializing a potentially competitive product or service. In such a circumstance, such third-party may be able to compete with us or our subsidiaries, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products and product candidates.

As is the case with other biopharmaceutical companies, our success is heavily dependent on intellectual property. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.

The U.S. has recently enacted and implemented wide-ranging patent reform legislation. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. For example, in June 2022, the World Trade Organization members agreed to waive certain patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments, including with respect to Genevant’s licensed lipid nanoparticle (“LNP”) delivery technology as used in connection with messenger RNA vaccine delivery, could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Depending on actions by the U.S. Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce patents that we have licensed or that we might obtain in the future. Similarly, changes in patent law and regulations in other countries or jurisdictions or changes in the governmental bodies that enforce them or changes in how the relevant governmental authority enforces patent laws or regulations may weaken our ability to obtain new patents or to enforce patents that we have licensed or that we may obtain in the future. We cannot predict future changes in the interpretation of patent laws or changes to patent laws that might be enacted into law by U.S. and non-U.S. legislative bodies. Those changes may materially affect our patents or patent applications and our ability to obtain additional patent protection in the future.

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” For example, the research resulting in certain of our acquired or in-licensed patent rights and technology for certain products or product candidates was funded in part by the U.S. federal government. As a result, the federal government may have certain rights to such patent rights and technology, which include march-in rights. If the federal government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The federal government’s rights may also permit it to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The federal government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. Further, the recipient of U.S. government funding is required to comply with certain other requirements, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. The U.S. government has the right to take title to such intellectual property rights if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, our rights in such inventions may be subject to certain requirements to manufacture products or product candidates embodying such inventions in the U.S. We cannot be certain that our current or future licensors will comply with the disclosure or reporting requirements of the Bayh-Dole Act at all times or be able to rectify any lapse in compliance with these requirements. Any exercise by the government of any of the foregoing rights or by any third-party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Filing, prosecuting and defending patents on products and product candidates in all countries throughout the world would be prohibitively expensive, and our intellectual property rights in some countries outside the U.S. can be less extensive than those in the U.S. The requirements for patentability may differ in certain countries, particularly developing countries, and the breadth of patent claims allowed can be inconsistent. In addition, the laws of some countries do not protect intellectual property rights to the same extent as laws of the U.S.

Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the U.S., or from selling or importing product candidates made using our inventions in and into the U.S. or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and product candidates and may also export infringing products and product candidates to territories where we have patent protection, but enforcement is not as strong as that in the U.S. These product candidates may compete with our products or product candidates and our patents or other intellectual property rights may not be effective or sufficient to prevent them from competing.

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

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors’ intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. Despite our efforts to protect our trade secrets, our competitors and other third parties may discover our trade secrets, including our proprietary software, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s or other third-party’s discovery of our trade secrets, including our proprietary software, would impair our competitive position and have an adverse impact on our business.

We cannot guarantee that we have entered into non-disclosure, confidentiality agreements, material transfer agreements or consulting agreements with each party that may have or have had access to our trade secrets or proprietary software, technology and processes. Despite these efforts, any of these parties may breach the agreements and disclose our proprietary information, including our trade secrets and proprietary software, and we may not be able to obtain adequate remedies for such breaches. Monitoring unauthorized uses and disclosures of our intellectual property is difficult, and we do not know whether the steps we have taken to protect our intellectual property will be effective. In addition, we may not be able to obtain adequate remedies for any such breaches. Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. If any of our trade secrets, including our proprietary software, were to be lawfully obtained or independently developed by a competitor or other third-party, we would have no right to prevent them, or those to whom they communicate it, from using that technology or information to compete with us. If any of our trade secrets, including our proprietary software, were to be disclosed to or independently developed by a competitor or other third-party, our competitive position would be harmed.

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

We employ individuals who were previously employed at universities or other software, biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to not use the confidential information of their former employer, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our owned or licensed patents or patent applications. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, could limit the duration of the patent protection covering our technology, products and product candidates and could result in our inability to develop, manufacture or commercialize our products and product candidates without infringing third-party patent rights. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our current or future products and product candidates. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may harm our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would harm our business, results of operations and financial condition.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, including the Moderna Action and the Pfizer Action, may cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments, and if securities analysts or investors perceive these results to be negative, it could adversely impact the price of our common shares. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources.

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

We rely on trademarks as one means to distinguish our products from the products and product candidates of our competitors. Our current and future trademark applications in the U.S. and in other jurisdictions may not be allowed or may subsequently be opposed, challenged, infringed, circumvented, declared generic or determined to be infringing other marks. Additionally, once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties have in the past opposed, are currently opposing and may in the future oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand products or product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, IPR, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or may lose the allowed or granted claims altogether.

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

•
our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable;

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses are expected to increase from March 31, 2024, after which date we were no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. We also expect that compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and increased disclosure requirements will substantially increase our legal and financial compliance costs. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain blended director and officer liability insurance and forced us to forego securities and corporate protection coverage. We cannot predict or estimate the amount or timing of additional costs we have incurred and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common shares may decline.

Pursuant to Section 404 of the Sarbanes-Oxley Act, our management is required to report upon the effectiveness of our internal control over financial reporting, and our independent registered public accounting firm is required to attest to the effectiveness of our internal control over financial reporting. The rules governing the standards that must be met for management to assess our internal control over financial reporting are complex and costly. If we or our auditors are unable to conclude that our internal control over financial reporting is effective, investors may lose confidence in our financial reporting and the trading price of our common shares may decline.

Although we have determined that our internal control over financial reporting was effective as of March 31, 2024, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could adversely impact our ability to accurately and timely report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

Anti-takeover provisions in our memorandum of association and bye-laws, as well as provisions of Bermuda law could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our common shares and could entrench management

Our memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:

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

Because there are no plans to pay cash dividends on our common shares for the foreseeable future, you may not receive any return on investment unless you sell our common shares for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common shares unless you sell your shares of for a price greater than that which you paid for them.

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

We believe that we were not classified as a CFC for the taxable year ended March 31, 2024. However, our non-U.S. subsidiaries will be classified as CFCs for the taxable year ended March 31, 2024. For U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning, or disposing of our common shares.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset. If we are a CFC (determined by disregarding certain downward attribution rules) and not publicly traded for the relevant taxable year, however, the test shall be applied based on the adjusted basis of our assets. Because our common shares should be considered to be “publicly traded” for the taxable year that ended on March 31, 2024, we would apply the 50% passive asset test using the fair market value of our assets. In addition, our status may also depend, in part, on how quickly we utilize our cash on-hand and cash from future financings in our business.

Based on the foregoing, with respect to the taxable year that ended on March 31, 2024, we believe that we were not a PFIC based in part upon the fair market value of our assets, including any goodwill and intangible property, and the nature and composition of our income and assets.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Cybersecurity Risk Management and Strategy

 Roivant’s corporate information security organization, led by our Chief Information Security Officer (“CISO”), is responsible for our overall information security strategy, policy, security engineering, operations and cybersecurity threat and incident detection and response centrally at Roivant and the majority of our Vants. Certain of our Vants, including Immunovant, Dermavant and our healthcare technology Vants, have established and maintain separate cybersecurity functions which are similarly designed to protect their information and assets from cybersecurity threats or incidents.

Roivant and the Vants’ information security organization manages a robust enterprise security structure with the goal of preventing and mitigating any cybersecurity incidents, while simultaneously working to continually increase information technology system resilience designed to minimize any business impact should a cybersecurity incident occur. Central to Roivant’s information security organization is our Cybersecurity Incident Response Team, which is responsible for the protection, detection and response capabilities used to protect our data and enterprise computing networks. A Cybersecurity Risk Governance Committee oversees processes for identifying and mitigating cybersecurity threats and incidents and helps align our risk exposure with our strategic objectives. Cybersecurity threats and incidents deemed to have a moderate or higher business impact, even if immaterial to us as a whole, are reported to the Corporate Risk Management Committee and shared with Roivant’s board of directors.

 Roivant and the Vants implement multiple levels of cybersecurity measures, including standard malware detection and prevention software, email security programs, privileged access management, vulnerability detection and remediation software, security patching management, security event logging and reviews and special isolation and access controls for data repositories that may contain sensitive information, including protected health information.

 Roivant and the Vants’ cybersecurity programs are informed by industry standards and includes periodic risk assessments and security testing supported by cybersecurity technologies, including third-party security solutions, vulnerability management, and monitoring tools, designed to monitor, identify and manage risks from cybersecurity threats and incidents. In addition, we have implemented employee security and awareness training related to cybersecurity threats and incidents.

 Roivant and the Vants undergo periodic internal compliance audits and external reviews to evaluate our controls, including cybersecurity controls. Additionally, a majority of our information technology systems are built on services provided by third parties. In an effort to minimize third-party risk, we have established a process designed to assess the cybersecurity practices of third-party suppliers and related risks, including through review of relevant supplier certifications and cybersecurity procedures and responses to standardized information-gathering questionnaires, as we deem applicable and appropriate. Our control over and ability to monitor the security posture of third parties with whom we do business remains limited and there can be no assurance that we can prevent, mitigate or remediate the risk of any compromise or failure in the security infrastructure owned or controlled by such third parties. Additionally, any contractual protections with such third parties, including our right to indemnification, if any at all, may be limited or insufficient to prevent a negative impact on our business from any such compromise or failure.

 Governance Related to Cybersecurity Risks

 Roivant’s board of directors oversees our overall risk management strategy, including with respect to cybersecurity risks. Cybersecurity risk management policies and procedures are integrated into our overall risk management strategy, which is overseen by the audit committee of the board of directors (“Audit Committee”). At least annually, the Audit Committee discusses our risk management program, including any information security and technology risks and findings from any audits, with our internal audit staff, including our Chief Accounting Officer.

At the management level, our CISO is primarily responsible for leading our cybersecurity strategy centrally at Roivant and the majority of our Vants. Our CISO has extensive cybersecurity experience across a wide array of industries, with previous leadership positions specializing in safeguarding healthcare data across various health technology companies.

At Immunovant, Dermavant and the healthcare technology Vants that have established and maintain separate cybersecurity functions, governance is similarly overseen in the first instance by the boards of directors of those Vants as part of their overall risk management strategy, with ultimate oversight on a company-wide basis by the Roivant board of directors.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 7th Floor, 50 Broadway, London SW1H 0DB, United Kingdom. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda. Certain of our subsidiaries and affiliates also have business operations in New York, New York and Basel, Switzerland.

Our subsidiary Roivant Sciences, Inc. subleases 83,340 square feet of office space located in New York, New York, pursuant to a sublease agreement that expires in October 2032. Certain of our subsidiaries and affiliates also lease office space in New York, New York and Basel, Switzerland. We do not own any properties.

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

Market Information

Our common shares are listed on the Nasdaq Global Select Market under the symbol “ROIV.”

Holders

As of May 28, 2024, there were approximately 70 holders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by banks, brokers and other nominees.

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

Performance Graph

The following stock performance graph illustrates a comparison from October 1, 2021 (the date our common shares commenced trading on the Nasdaq Global Market) through March 31, 2024, of the total cumulative shareholder return on our common shares, the Nasdaq Composite Index and the Nasdaq Biotechnology Index. This graph assumes an initial investment of $100 on October 1, 2021 at the market closing price of $9.35 per share, and that all dividends were reinvested (although dividends have not been paid on our common shares). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

The information included under the heading Performance Graph is “furnished” and not “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed to be “soliciting material” subject to Regulation 14A or incorporated by reference in any filing under the Securities Act or the Exchange Act.

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

Overview

Roivant is a commercial-stage biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Today, Roivant’s pipeline is concentrated in inflammation and immunology and includes VTAMA, a novel topical approved for the treatment of psoriasis and in development for the treatment of atopic dermatitis; IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting the neonatal Fc receptor (“FcRn”) in development across several IgG-mediated autoimmune indications; and brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 for the treatment of dermatomyositis and non-infectious uveitis, in addition to several other therapies in various stages of clinical development. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

Components of Results of Operations

Product revenue, net

With the FDA approval of VTAMA for the treatment of plaque psoriasis in adult patients and our initial product launch in May 2022, we began to recognize product revenues. We record product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales.

License, milestone and other revenue

License, milestone and other revenue includes the recognition of payments received in connection with license agreements as well as revenue generated by subscription and service-based fees.

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

Consideration for the purchase of IPR&D through asset acquisitions and license agreements may include cash upfront payments, shares and other liability instruments issued, and the fair value of future contingent consideration payments.

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

We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and general administrative functions. These increases will likely include salaries, sales incentive compensation, share-based compensation and travel expenses associated with our sales force, which began promoting VTAMA in the U.S. following approval by the FDA in May 2022, as well as expected costs associated with the further build out of our commercial operations functions. We anticipate these expenses to further increase if any of our other current or future product candidates receives regulatory approval in the U.S. or another jurisdiction.

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets represents the gain resulting from the sale of our entire equity interest in our majority-owned subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (“Roche”) in December 2023 (the “Roche Transaction”). Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. owned the remaining 25%, in each case on an as-converted basis. At closing, we received approximately $5.2 billion in cash. We are also eligible to receive an additional one-time milestone payment of approximately $110 million if the milestone payment condition is satisfied. Refer to Note 6, “Recent Transactions” of our financial statements for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments primarily includes the unrealized loss on equity investments in publicly-traded companies, including Arbutus Biopharma Corporation (“Arbutus”), as well as our equity investment in Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

Change in fair value of debt and liability instruments

Change in fair value of debt and liability instruments primarily includes the loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including debt issued by a wholly-owned subsidiary of Dermavant Sciences Ltd. (“Dermavant”) to NovaQuest Co-Investment Fund VIII, L.P. (the “NovaQuest Facility”), and other liability instruments, including warrant liabilities, prior to their redemption, and earn-out share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company. Refer to Note 15, “Earn-Out Shares, Public Warrants and Private Placement Warrants” of our financial statements for further information regarding the redemption of our warrants.

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

Results of Operations

Comparison of the years ended March 31, 2024 and 2023

The following table sets forth our results of operations for the years ended March 31, 2024 and 2023:

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Revenues:
Product revenue, net	$75,057	$28,011	$47,046
License, milestone and other revenue	49,738	33,269	16,469
Revenue, net	124,795	61,280	$63,515
Operating expenses:
Cost of revenues	15,560	13,128	2,432
Research and development	501,736	525,215	(23,479)
Acquired in-process research and development	26,450	97,749	(71,299)
Selling, general and administrative	687,443	600,506	86,937
Total operating expenses	1,231,189	1,236,598	(5,409)
Gain on sale of Telavant net assets	5,348,410	—	5,348,410
Income (loss) from operations	4,242,016	(1,175,318)	5,417,334
Change in fair value of investments	47,973	20,815	27,158
Change in fair value of debt and liability instruments	78,943	78,001	942
Gain on deconsolidation of subsidiaries	(32,772)	(29,276)	(3,496)
Interest income	(146,425)	(32,184)	(114,241)
Interest expense	34,778	27,968	6,810
Other expense (income), net	6,089	(15,808)	21,897
Income (loss) from continuing operations before income taxes	4,253,430	(1,224,834)	5,478,264
Income tax expense	22,224	5,190	17,034
Income (loss) from continuing operations, net of tax	4,231,206	(1,230,024)	5,461,230
Income from discontinued operations, net of tax	—	114,561	(114,561)
Net income (loss)	4,231,206	(1,115,463)	5,346,669
Net loss attributable to noncontrolling interests	(117,720)	(106,433)	(11,287)
Net income (loss) attributable to Roivant Sciences Ltd.	$4,348,926	$(1,009,030)	$5,357,956

Variance analysis for years ended March 31, 2024 and 2023

Product revenue, net

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Product revenue, net	$75,057	$28,011	$47,046

Product revenue, net increased by $47.0 million to $75.1 million for the year ended March 31, 2024, compared to $28.0 million for the year ended March 31, 2023, primarily due to higher units sold. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022.

License, milestone and other revenue

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
License, milestone and other revenue	$49,738	$33,269	$16,469

License, milestone and other revenue increased by $16.5 million to $49.7 million for the year ended March 31, 2024, compared to $33.3 million for the year ended March 31, 2023. The increase was primarily driven by $15.0 million of revenue relating to milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc. during the year ended March 31, 2024.

Cost of revenues

For the years ended March 31, 2024 and 2023, our cost of revenues consisted of the following:
	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Cost of product and other revenues	$5,928	$5,660	$268
Amortization of intangible assets	9,632	7,468	2,164
Cost of revenues	$15,560	$13,128	$2,432

Cost of revenues increased by $2.4 million to $15.6 million for the year ended March 31, 2024, compared to $13.1 million for the year ended March 31, 2023. During the year ended March 31, 2024 and 2023, cost of revenues included $3.4 million and $1.8 million, respectively, of costs relating to VTAMA sales. Cost of revenues additionally included amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

Research and development expenses

For the years ended March 31, 2024 and 2023, our research and development expenses consisted of the following:
	Years Ended March 31,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Batoclimab(1)	$74,265	$78,477	$(4,212)
IMVT-1402(1)	43,102	10,270	32,832
Brepocitinib	38,563	38,627	(64)
RVT-3101	35,129	7,559	27,570
Tapinarof	34,256	45,201	(10,945)
Namilumab	13,236	11,757	1,479
RVT-2001	10,132	16,075	(5,943)
Other development and discovery programs	39,767	122,877	(83,110)
Total program-specific costs	288,450	330,843	(42,393)

Unallocated internal costs:
Share-based compensation	34,595	30,914	3,681
Personnel-related expenses	136,425	131,908	4,517
Other expenses	42,266	31,550	10,716
Total research and development expenses	$501,736	$525,215	$(23,479)

(1)	Certain prior period amounts have been reclassified to conform to current period presentation.

Research and development expenses decreased by $23.5 million to $501.7 million for the year ended March 31, 2024, compared to $525.2 million for the year ended March 31, 2023, primarily due to a decrease in program-specific costs of $42.4 million, partially offset by increases in other expenses of $10.7 million, personnel-related expenses of $4.5 million, and share-based compensation of $3.7 million.

The decrease of $42.4 million in program-specific costs was primarily driven by a decrease of $83.1 million in other development and discovery program expense, which in part resulted from the deconsolidation of Proteovant Sciences, Inc. (“Proteovant”) in August 2023 along with the reprioritization of certain programs and drug discovery efforts. This decrease was partially offset by increases of $32.8 million relating to IMVT-1402 and $27.6 million relating to RVT-3101, which was acquired in November 2022. The rights to further develop and manufacture RVT-3101 were sold to Roche in December 2023.

Acquired in-process research and development expenses

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Consideration for the purchase of IPR&D	$13,950	$87,749	$(73,799)
Development milestone payments	12,500	10,000	2,500
Total acquired in-process research and development expenses	$26,450	$97,749	$(71,299)

Acquired in-process research and development expenses decreased by $71.3 million to $26.5 million for the year ended March 31, 2024, compared to $97.7 million for the year ended March 31, 2023. The decrease was primarily due to higher consideration for the purchase of IPR&D during the year ended March 31, 2023 as a result of consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 in November 2022 and the achievement of a development milestone relating to batoclimab, which resulted in a one-time milestone expense of $10.0 million. Acquired in-process research and development expenses for the year ended March 31, 2024 was driven by $14.0 million of consideration for the purchase of IPR&D relating to an asset acquisition completed by a newly-formed subsidiary and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

Selling, general and administrative expenses

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Selling, general and administrative	$687,443	$600,506	$86,937

Selling, general and administrative expenses increased by $86.9 million to $687.4 million for the year ended March 31, 2024, compared to $600.5 million for the year ended March 31, 2023. The increase was primarily due to an increase in selling, general and administrative expenses of $55.7 million at Dermavant as a result of the progression of the commercial launch of VTAMA and an increase in personnel-related expenses of $25.1 million, primarily as a result of a special one-time cash retention bonus award granted to employees.

Gain on sale of Telavant net assets

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Gain on sale of Telavant net assets	$5,348,410	$—	$5,348,410

Gain on sale of Telavant net assets was approximately $5.3 billion for the year ended March 31, 2024 and resulted from the sale of our entire equity interest in Telavant to Roche in December 2023. At closing, we received approximately $5.2 billion in cash for our pro rata portion of the consideration. Additionally, we derecognized the carrying amount of noncontrolling interest in Telavant of $87.5 million and transferred net liabilities of $26.5 million. This resulted in a gain of approximately $5.3 billion. Refer to Note 6, “Recent Transactions” of our audited financial statements for further information regarding the Roche Transaction.

Change in fair value of investments

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Change in fair value of investments	$47,973	$20,815	$27,158

Change in fair value of investments were unrealized losses of $48.0 million and $20.8 million for the years ended March 31, 2024 and 2023, respectively. The change of $27.2 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of debt and liability instruments

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Change in fair value of debt and liability instruments	$78,943	$78,001	$942

Change in fair value of debt and liability instruments were losses of $78.9 million and $78.0 million for the years ended March 31, 2024 and 2023, respectively. Change in fair value of debt and liability instruments for the year ended March 31, 2024 primarily consisted of a loss of $46.1 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $32.1 million relating to the NovaQuest Facility, which was largely due to the passage of time and increased probabilities of success as a result of advancement in the stage of development of the product candidate. Change in fair value of debt and liability instruments for the year ended March 31, 2023 primarily consisted of a loss of $59.6 million relating to the NovaQuest facility, which was primarily due to the impact of VTAMA approval in psoriasis, and a loss of $24.1 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Gain on deconsolidation of subsidiaries

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Gain on deconsolidation of subsidiaries	$(32,772)	$(29,276)	$(3,496)

Gain on deconsolidation of subsidiaries was $32.8 million for the year ended March 31, 2024 and resulted from the deconsolidation of certain subsidiaries, including VantAI Holdings, Inc. (“VantAI”) in July 2023 and Proteovant in August 2023.

Gain on deconsolidation of subsidiaries was $29.3 million for the year ended March 31, 2023 and resulted from the deconsolidation of certain subsidiaries in November 2022 and July 2022.

Interest income

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Interest income	$(146,425)	$(32,184)	$(114,241)

Interest income increased by $114.2 million to $146.4 million for the year ended March 31, 2024, compared to $32.2 million for the year ended March 31, 2023. This increase is primarily due to higher cash balances in our interest-bearing cash accounts as well as higher interest rates.

Interest expense

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Interest expense	$34,778	$27,968	$6,810

Interest expense increased by $6.8 million to $34.8 million for the year ended March 31, 2024, compared to $28.0 million for the year ended March 31, 2023. The increase primarily resulted from Dermavant’s revenue interest purchase and sale agreement (the “RIPSA”), pursuant to which funding of $160.0 million was received in June 2022 following the approval of VTAMA by the FDA in May 2022.

Income from discontinued operations, net of tax

	Years Ended March 31,
	2024	2023	Change
	(in thousands)
Income from discontinued operations, net of tax	$—	$114,561	$(114,561)

Income from discontinued operations, net of tax was $114.6 million for the year ended March 31, 2023 and resulted from the gain on sale of common shares of Myovant Sciences Ltd. (the “Myovant Top-Up Shares”) after Sumitovant Biopharma Ltd.’s (“Sumitovant”) acquisition of Myovant Sciences Ltd. (“Myovant”) in March 2023. We were entitled to the Myovant Top-Up Shares pursuant to the December 2019 transaction with Sumitomo Pharma Co., Ltd. (the “Sumitomo Transaction”) that included, among other things, the transfer of our ownership interest in five Vants to Sumitovant. The Sumitomo Transaction was presented as discontinued operations during the year ending March 31, 2020, and the right to receive the Myovant Top-Up Shares was treated as a contingent consideration upon a sale of the business and accounted for as a gain contingency. Refer to Note 9, “Discontinued Operations” of our audited financial statements for additional information.

Liquidity and Capital Resources

For the years ended March 31, 2024 and 2023, we had income from continuing operations of approximately $4.2 billion and incurred a loss from continuing operations of approximately $1.2 billion, respectively. As of March 31, 2024, we had cash and cash equivalents of approximately $6.5 billion and our retained earnings was approximately $576.2 million. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, following approval by the FDA in May 2022. We began generating product revenue, net from sales of VTAMA in the U.S. in May 2022. We also have generated revenue through license agreements as well as from subscription and service-based fees.

Our short-term and long-term liquidity requirements as of March 31, 2024 included:

•	contractual payments related to our long-term debt (see Note 8, “Long-Term Debt” and Note 18, “Subsequent Events” of our audited financial statements);

•	obligations under our leases (see Note 13, “Leases” of our audited financial statements);

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement entered between Immunovant and Samsung by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Immunovant had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event Immunovant decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancelable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, Immunovant did not exercise that early termination right and it has lapsed. As a result, Immunovant has an additional minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029. As of March 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $46.2 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and prices. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. The minimum purchase commitment related to these agreements was estimated to be approximately $33.3 million.

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

Potential material future milestone payments as of March 31, 2024 pursuant to certain key asset acquisition and license agreements are as follows:

•
VTAMA/tapinarof (Dermavant): up to CAD$75.0 million in remaining commercial milestones to Welichem Biotech Inc., with CAD$35.0 million payable upon VTAMA first U.S. commercial sale for atopic dermatitis and the remainder payable as first commercial sales are achieved in various countries outside of the U.S. Additional milestones are owed to NovaQuest pursuant to the NovaQuest Agreement. Refer to Note 8, “Long-Term Debt” and Note 18, "Subsequent Events" of our audited financials for further information.

•	Anti-FcRn franchise (Immunovant): up to a maximum of $420.0 million to HanAll Biopharma Co., Ltd. upon the achievement of certain development, regulatory and sales milestone events.

•	Brepocitinib (Priovant Therapeutics, Inc.): mid tens-of-millions sales milestone payment to Pfizer if aggregate net sales in a given year exceed a mid-hundred-of-millions amount.

•	Namilumab (Kinevant Ltd.): up to approximately $40 million to the prior shareholders of Izana Biosciences Limited upon the achievement of certain milestones.

Royalties are also due on net sales pursuant to these agreements. The Company has further commitments not reflected above relating to other asset acquisition and license agreements entered and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

We enter into agreements in the normal course of business with CROs and other vendors for clinical trials and with vendors for preclinical studies and other services and products for operating purposes, which are generally cancelable upon written notice.

Our board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. Pursuant to the share repurchase program, on April 2, 2024, we entered into a share repurchase agreement with Sumitomo to repurchase all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. The repurchase transaction with Sumitomo was completed on April 2, 2024.

Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

RSL Equity Financing Transactions

Since inception, we have completed multiple equity financing transactions, including the following:

In December 2019, together with Sumitomo Pharma Co., Ltd. (“Sumitomo”), we completed the transactions contemplated by the transaction agreement by and between us and Sumitomo, dated as of October 31, 2019. In connection with the Sumitomo Transaction, we raised net proceeds of approximately $999.2 million due to the sale of our common shares to Sumitomo.

In September 2021, we completed our Business Combination with MAAC, a special purpose acquisition company, as well as entered into subscription agreements with certain investors, whereby we issued 22,000,000 of our common shares at $10.00 per share for an aggregate purchase price of $220.0 million (the “PIPE Financing”). In connection with the Business Combination and PIPE Financing, we received approximately $213.4 million in cash at closing.

In September 2022, we entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell our common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as our agent (the “ATM Facility”). As of March 31, 2024, we had $400.0 million of remaining capacity available under the ATM Facility.

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

In October 2022, Myovant entered into an agreement with Sumitovant, its majority shareholder, under which Sumitovant would acquire the remaining shares of Myovant not already owned by Sumitovant at a price of $27.00 per share in a cash transaction (the “Myovant Transaction”). The acquisition of Myovant by Sumitovant was completed in March 2023. In connection with the closing of the Myovant Transaction, we received approximately $114.6 million in March 2023 for the sale of the Myovant Top-Up Shares. Refer to Note 9, “Discontinued Operations” of our audited financial statements for additional information.

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

Consolidated Vant Debt Financings

Since inception, we have completed multiple Vant debt financings, including the following:

Dermavant

In May 2019, Dermavant entered into a loan and security agreement (the “Hercules Loan Agreement”) with Hercules, pursuant to which Dermavant borrowed an aggregate of $20.0 million. In May 2021, all amounts outstanding under the Hercules Loan Agreement were repaid using the proceeds from the $40.0 million senior secured credit facility (the "Credit Facility") entered into by Dermavant with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent, in May 2021, and Dermavant terminated the Hercules Loan Agreement.

Following the approval of VTAMA by the FDA in May 2022, Dermavant received $160.0 million in June 2022 pursuant to the terms of the RIPSA entered with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the U.S., up to a cap of $344.0 million, in exchange for the $160.0 million in committed funding to be paid to Dermavant, conditioned on the approval of tapinarof by the FDA, which was achieved in May 2022. Dermavant used the RIPSA proceeds primarily for the milestone obligations to GSK, which was achieved upon FDA approval, and Welichem Biotech Inc., which was achieved upon the first sale of VTAMA.

On May 24, 2024, Dermavant entered into amendments to (i) the NovaQuest Agreement, (ii) the Credit Facility, and (iii) the RIPSA. Refer to Note 18, “Subsequent Events” of our audited consolidated financial statements for details regarding the amendments.

Other

Datavant

In July 2021, we received approximately $320 million in cash as a result of the Datavant Merger.

Proteovant

In August 2023, we completed a transaction with SK Biopharmaceuticals Co., Ltd. (“SK Bio”), a subsidiary of SK, Inc., pursuant to which SK Bio purchased all of our shares in Proteovant in exchange for $47.5 million.

Telavant

In December 2023, we completed the sale of our entire equity interest in our majority-owned subsidiary, Telavant, to Roche. The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among us, Telavant, Pfizer Inc. (“Pfizer”), and Roche. Telavant was jointly formed by us and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the U.S. and Japan. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

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

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to retire outstanding debt obligations or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2024 and 2023:
	Years Ended March 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(765,268)	$(843,393)
Net cash provided by (used in) investing activities	$5,203,623	$(44,269)
Net cash provided by financing activities	$419,364	$499,462

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the year ended March 31, 2024, cash used in operating activities decreased by $78.1 million to $765.3 million compared to the year ended March 31, 2023 due to greater cash requirements to fund operations during the year ended March 31, 2023.

Investing Activities

Cash flow from investing activities includes proceeds from sale of Telavant net assets, milestone payments, cash decreases upon deconsolidation of subsidiaries, proceeds from sale of subsidiary interests and other equity interests, and purchase of property and equipment.

For the year ended March 31, 2024, cash flow from investing activities changed by $5.2 billion to net cash provided by investing activities of $5.2 billion from net cash used in investing activities of $44.3 million for the year ended March 31, 2023. This change in cash flow from investing activities is primarily due to proceeds received upon closing of the Roche Transaction during the year ended March 31, 2024.

Financing Activities

For the year ended March 31, 2024, cash provided by financing activities decreased by $80.1 million to $419.4 million compared to the year ended March 31, 2023. During the year ended March 31, 2024, net proceeds were primarily generated by the issuance of common shares of our majority-owned subsidiary Immunovant as well as the issuance of our common shares pursuant to purchase and sale agreements entered with certain institutional investors. During the year ended March 31, 2023, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022 as well as net proceeds from the issuance of our common shares and the common shares of our majority-owned subsidiary Immunovant.

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

The following table provides a summary of activity with respect to our sales allowances and accruals (in thousands):
	March 31, 2024	March 31, 2023
Sales return, rebate, and discounts balances, beginning of year	$(20,794)	$—
Reduction of gross sales	(207,372)	(129,717)
Cash payments	199,151	108,923
Sales return, rebate and discounts balances, end of year	$(29,015)	$(20,794)

Accrued Research and Development Expenses, Including Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We record accruals for estimated costs of research and development activities, including preclinical studies, clinical trials, and contract manufacturing, conducted by third-party service providers. Our process for determining such estimates includes reviewing open contracts, vendor agreements, and purchase orders; communicating with our internal personnel and external service providers to understand the progress or stage of completion of services performed on our behalf; and estimating the associated costs for these services when we have not yet been invoiced. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.

We recognize expenses related to clinical trials based on our estimates of the services received and efforts expended pursuant to contracts with multiple CROs that conduct and manage clinical trials on our behalf. The financial terms of these agreements are subject to negotiation and vary from contract to contract. This may result in uneven payment flows. There may be instances in which payments made to our vendors will exceed the level of services provided and result in a prepayment of the clinical expense. Payments under some of these contracts depend on various factors, including the successful enrollment of patients and the completion of clinical trial milestones. The majority of our service providers invoice us in arrears based on a pre-determined schedule or when contractual milestones are met. In making these estimates, we consider various factors, including status and timing of services performed, the number of patients enrolled, and the rate of patient enrollment. If the actual timing of the performance of services or the level of effort varies from our estimate, the accrual or prepaid expense is adjusted accordingly.

Other examples of estimated accrued research and development expenses include fees paid to:

a.	investigative sites in connection with clinical trials;
b.	vendors in connection with preclinical and clinical development activities; and
c.	CMOs in connection with the production of product and clinical trial materials.

Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed relative to the actual status and timing of services performed may vary and may result in reporting amounts that are too high or too low in any particular period. To date, we have not experienced significant changes in our estimates of accrued research and development expenses after a reporting period.

Valuation of Investment in Datavant

We hold an equity method investment in Datavant, which is a privately-held company. We do not consolidate Datavant as we do not have a controlling financial interest. Our investment in Datavant is subject to the equity method of accounting, and we have elected the fair value option to continuously remeasure the investment to fair value each reporting period with changes in fair value reflected in earnings. We have engaged an independent valuation specialist to determine the fair value as of each reporting date.

The fair value of our investment in Datavant uses significant unobservable inputs and is therefore classified as a Level 3 financial instrument. The estimate of fair value for this investment was determined using the income approach and implementation of the option pricing method (“OPM”). The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date.

Recently Adopted Accounting Pronouncements

We did not adopt any material accounting pronouncements during the year ended March 31, 2024.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Under SEC rules and regulations, we are not required to provide the information required by this item in this report because we are eligible to use the scaled disclosure requirements applicable to a “smaller reporting company.”

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Roivant Sciences Ltd.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Roivant Sciences Ltd. (the Company) as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the two years in the period ended March 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended March 31, 2024, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 30, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Clinical Trial Accrual
Description of the Matter
As discussed in Note 2 to the consolidated financial statements, the Company accrues costs for clinical trial activities based upon estimates of the services received and related expenses incurred that have yet to be invoiced by contract research organizations. In making these estimates, the Company considers various factors, including status and timing of services performed, the number of patients enrolled and the rate of patient enrollment.

Auditing the Company’s accrual for clinical trial costs is especially complex due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company’s assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of internal controls that addressed the identified risks related to the information used in the Company’s process for recording clinical trial accruals. For example, we tested controls over management’s review of clinical trial progress in comparison to information and invoices received from third parties, and over the completeness and accuracy of data used to calculate the accrual.

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2024. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

Valuation of Investment in Datavant
Description of the Matter
At March 31, 2024, the fair value of the Company’s minority equity investment in Heracles Parent, L.L.C. (“Datavant”) was $147.5 million and was classified as Level 3 within the fair value hierarchy. As discussed in Notes 4 and 16 to the consolidated financial statements, the Company has elected the fair value option to account for its investment in Datavant. Management determines the fair value of the Company’s investment in Datavant using the income approach and implementation of the option pricing method, which uses significant unobservable inputs.  Determining the fair value of the Company’s investment in Datavant requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company’s investment in Datavant was complex and required substantial auditor judgment due to the significant estimation required in determining the fair value of the investment in Datavant. In particular, to value its investment in Datavant, the Company used significant unobservable inputs such as the weighted average cost of capital, revenue growth rate, earnings before interest, taxes, depreciation and amortization and terminal growth rate, which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the process for valuing the Company’s investment in Datavant, including controls over management’s review of the significant inputs described above.

To test the fair value of the Company’s investment in Datavant, our audit procedures included, among others, assessing the valuation methodologies used and testing the significant unobservable inputs discussed above, including testing the completeness, accuracy and relevance of underlying data used by the Company in the valuation. We compared the significant inputs and underlying data used by management to current industry and economic trends, historical financial results, and other relevant factors. We analyzed the significant unobservable inputs to evaluate the change in the fair value of the Company’s investment in Datavant resulting from changes in the inputs. We also assessed the historical accuracy of the underlying financial projections developed by Datavant by comparing to actual historical results. In addition, we involved our valuation specialists to assist in evaluating the valuation methodology and significant unobservable inputs described above used to develop the fair value estimate.  The valuation specialists’ procedures included independently developing fair value estimates and comparing them to the amounts recorded.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2016.

Iselin, New Jersey
May 30, 2024

ROIVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2024	March 31, 2023
Assets
Current assets:
Cash and cash equivalents	$6,535,706	$1,676,813
Other current assets	196,122	121,774
Total current assets	6,731,828	1,798,587
Property and equipment, net	19,058	39,086
Operating lease right-of-use assets	46,892	53,251
Investments measured at fair value	247,753	304,317
Intangible assets, net	137,842	144,881
Other assets	39,109	49,482
Total assets	$7,222,482	$2,389,604
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$53,225	$37,830
Accrued expenses	175,586	167,129
Operating lease liabilities	9,893	11,693
Current portion of long-term debt (includes $6,000 and $26,940 accounted for under the fair value option at March 31, 2024 and 2023, respectively)	12,000	40,720
Other current liabilities	16,054	15,076
Total current liabilities	266,758	272,448
Liability instruments measured at fair value	25,737	63,546
Operating lease liabilities, noncurrent	47,265	53,476
Long-term debt, net of current portion (includes $204,371 and $180,700 accounted for under the fair value option at March 31, 2024 and 2023, respectively)	430,591	375,515
Other liabilities	3,602	17,032
Total liabilities	773,953	782,017
Commitments and contingencies (Note 14)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 806,677,954 and 760,143,393 shares issued and outstanding at March 31, 2024 and 2023, respectively	—	—
Additional paid-in capital	5,396,492	4,933,137
Retained earnings / (accumulated deficit)	576,172	(3,772,754)
Accumulated other comprehensive loss	(4,083)	(2,617)
Shareholders’ equity attributable to Roivant Sciences Ltd.	5,968,581	1,157,766
Noncontrolling interests	479,948	449,821
Total shareholders’ equity	6,448,529	1,607,587
Total liabilities and shareholders’ equity	$7,222,482	$2,389,604

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2024	2023
Revenues:
Product revenue, net	$75,057	$28,011
License, milestone and other revenue	49,738	33,269
Revenue, net	124,795	61,280
Operating expenses:
Cost of revenues	15,560	13,128
Research and development (includes $34,595 and $30,914 of share-based compensation expense for the years ended March 31, 2024 and 2023, respectively)	501,736	525,215
Acquired in-process research and development	26,450	97,749
Selling, general and administrative (includes $164,841 and $186,603 of share-based compensation expense for the years ended March 31, 2024 and 2023, respectively)	687,443	600,506
Total operating expenses	1,231,189	1,236,598
Gain on sale of Telavant net assets	5,348,410	—
Income (loss) from operations	4,242,016	(1,175,318)
Change in fair value of investments	47,973	20,815
Change in fair value of debt and liability instruments	78,943	78,001
Gain on deconsolidation of subsidiaries	(32,772)	(29,276)
Interest income	(146,425)	(32,184)
Interest expense	34,778	27,968
Other expense (income), net	6,089	(15,808)
Income (loss) from continuing operations before income taxes	4,253,430	(1,224,834)
Income tax expense	22,224	5,190
Income (loss) from continuing operations, net of tax	4,231,206	(1,230,024)
Income from discontinued operations, net of tax	—	114,561
Net income (loss)	4,231,206	(1,115,463)
Net loss attributable to noncontrolling interests	(117,720)	(106,433)
Net income (loss) attributable to Roivant Sciences Ltd.	$4,348,926	$(1,009,030)

Amounts attributable to Roivant Sciences Ltd.:
Income (loss) from continuing operations, net of tax	$4,348,926	$(1,123,591)
Income from discontinued operations, net of tax	—	114,561
Net income (loss) attributable to Roivant Sciences Ltd.	$4,348,926	$(1,009,030)

Net income (loss) per common share, basic:
Income (loss) from continuing operations	$5.55	$(1.58)
Income from discontinued operations, net of tax	$—	$0.16
Net income (loss)	$5.55	$(1.42)
Net income (loss) per common share, diluted:
Income (loss) from continuing operations	$5.23	$(1.58)
Income from discontinued operations, net of tax	$—	$0.16
Net income (loss)	$5.23	$(1.42)
Weighted average shares outstanding:
Basic	783,248,906	712,791,115
Diluted	831,049,444	712,791,115

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Comprehensive Income (Loss)
(in thousands)

	Years Ended March 31,
	2024	2023
Net income (loss)	$4,231,206	$(1,115,463)
Other comprehensive loss:
Foreign currency translation adjustment	(936)	(1,490)
Total other comprehensive loss	(936)	(1,490)
Comprehensive income (loss)	4,230,270	(1,116,953)
Comprehensive loss attributable to noncontrolling interests	(117,190)	(106,252)
Comprehensive income (loss) attributable to Roivant Sciences Ltd.	$4,347,460	$(1,010,701)

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)
		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) / Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of the Company’s common shares, net of issuance costs	—	50,666,665	—	311,683	—	—	—	311,683
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	10,903,648	—	(8,737)	—	—	—	(8,737)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(5,463)	—	—	5,463	—
Issuance of subsidiary common shares, net of issuance costs	—	—	—	19,599	—	—	48,129	67,728
Subsidiary stock options exercised	—	—	—	392	—	—	278	670
Issuance of subsidiary preferred shares	—	—	—	—	—	—	87,500	87,500
Deconsolidation of subsidiaries	(22,491)	—	—	—	—	—	(292)	(292)
Issuance of common shares under employee stock purchase plan	—	111,519	—	316	—	—	—	316
Share-based compensation	—	—	—	184,897	—	—	32,884	217,781
Foreign currency translation adjustment	—	—	—	—	(1,671)	—	181	(1,490)
Net loss	—	—	—	—	—	(1,009,030)	(106,433)	(1,115,463)
Balance at March 31, 2023	$—	$760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares, net of issuance costs	—	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	—	18,926,077	—	10,857	—	—	—	10,857
Issuance of the Company’s common shares related to settlement of warrants	—	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares related to settlement of transaction consideration	—	313,023	—	—	—	—	—	—
Issuance of the Company’s common shares under employee stock purchase plan	—	140,227	—	951	—	—	—	951
Issuance of subsidiary common shares, net of issuance costs	—	—	—	129,763	—	—	108,970	238,733
Subsidiary stock options exercised	—	—	—	3,192	—	—	2,550	5,742
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(106,531)	—	—	106,531	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	(35,148)	(35,148)
Dividend declared by subsidiary	—	—	—	—	—	—	(6,000)	(6,000)
Disposition of Telavant	—	—	—	—	—	—	(87,500)	(87,500)
Share-based compensation	—	—	—	142,037	—	—	57,914	199,951
Foreign currency translation adjustment	—	—	—	—	(1,466)	—	530	(936)
Net income (loss)	—	—	—	—	—	4,348,926	(117,720)	4,231,206
Balance at March 31, 2024	$—	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$4,231,206	$(1,115,463)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Non-cash acquired in-process research and development	—	87,749
Share-based compensation	199,627	217,781
Change in fair value of investments	47,973	20,815
Change in fair value of debt and liability instruments	78,943	78,001
Gain on deconsolidation of subsidiaries	(32,772)	(29,276)
Gain on sale of Telavant net assets	(5,348,410)	—
Gain on recovery of contingent consideration	—	(114,561)
Depreciation and amortization	22,036	18,857
Non-cash lease expense	6,845	7,565
Other	10,249	(21,206)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(81,478)	(31,670)
Other assets	16,488	(17,416)
Accounts payable	22,684	4,359
Accrued expenses	40,150	38,956
Operating lease liabilities	(8,326)	(8,604)
Accrued interest	21,977	18,571
Other liabilities	7,540	2,149
Net cash used in operating activities	(765,268)	(843,393)
Cash flows from investing activities:
Proceeds from sale of Telavant net assets, net	5,233,396	—
Proceeds from sale of subsidiary interests	47,500	—
Cash decrease upon deconsolidation of subsidiaries	(84,483)	(6,706)
Proceeds from sale of Myovant Top-Up Shares	—	114,561
Milestone payments	—	(140,136)
Purchase of property and equipment	(1,382)	(12,690)
Other	8,592	702
Net cash provided by (used in) investing activities	5,203,623	(44,269)
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	199,822	311,981
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	238,733	67,727
Proceeds from subsidiary debt financings, net of financing costs paid	—	159,899
Payment of subsidiary dividend	(6,000)	—
Repayment of debt by subsidiary	(29,158)	(29,452)
Payment of offering costs and loan origination costs	—	(2,250)
Taxes paid related to net settlement of equity awards	(37,715)	(10,881)
Proceeds from exercise of the Company’s and subsidiary stock options	54,314	2,814
Payments on principal portion of finance lease obligations	(1,547)	(692)
Proceeds from issuance of the Company’s common stock under employee stock purchase plan	951	316
Proceeds from exercise of the Company’s warrants	5	—
Payment for redemptions of the Company’s warrants	(41)	—
Net cash provided by financing activities	419,364	499,462
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	616	6,281
Net change in cash, cash equivalents and restricted cash	4,858,335	(381,919)
Cash, cash equivalents and restricted cash at beginning of period	1,692,115	2,074,034
Cash, cash equivalents and restricted cash at end of period	$6,550,450	$1,692,115

Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$83,258	$—
Issuance of the Company’s common shares and other consideration for an acquisition	$—	$9,694
Other	$2,231	$10,860

Supplemental disclosure of cash paid:
Income taxes paid	$12,354	$5,128
Interest paid	$10,268	$5,303

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.

Notes to Consolidated Financial Statements

Note 1—Description of Business and Liquidity

(A) Description of Business

Roivant Sciences Ltd. (inclusive of its consolidated subsidiaries, the “Company” or “RSL”) aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. The Company does this by creating nimble subsidiaries or “Vants” to develop and commercialize its medicines and technologies. Beyond therapeutics, the Company also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business. The Company was founded on April 7, 2014 as a Bermuda exempted limited company.

VTAMA® (tapinarof) was approved by the United States Food and Drug Administration (“FDA”) in May 2022 for the treatment of plaque psoriasis in adult patients. A Supplemental New Drug Application for VTAMA (tapinarof) for the topical treatment of atopic dermatitis in adults and children 2 years of age and older was accepted by the FDA in April 2024.

The Company has determined that it has one operating and reporting segment as it allocates resources and assesses financial performance on a consolidated basis. The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 4, “Equity Method Investments” for further discussion of the Company’s investments in unconsolidated entities.

RSL completed its business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, on September 30, 2021 and on October 1, 2021 began trading on Nasdaq under the ticker symbol “ROIV.”

(B) Liquidity

Historically, the Company incurred significant operating losses and negative cash flows from operations since its inception. During the year ended March 31, 2024, the Company recognized a gain of approximately $5.3 billion on the sale of Telavant Holdings, Inc. (“Telavant”) net assets. As of March 31, 2024, the Company had cash and cash equivalents of approximately $6.5 billion and its retained earnings was approximately $576.2 million. For the years ended March 31, 2024 and 2023, the Company had income from continuing operations of approximately $4.2 billion and incurred a loss from continuing operations of approximately $1.2 billion, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd. (“Dermavant”), the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

The Company has long-lived assets in different geographic locations. As of March 31, 2024 and 2023, a majority of the Company’s long-lived assets were located in the United States (“U.S.”).

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

Cash as reported in the accompanying consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2024	March 31, 2023
Cash and cash equivalents	$6,535,706	$1,676,813
Restricted cash (included in “Other current assets”)	5,367	5,011
Restricted cash (included in “Other assets”)	9,377	10,291
Cash, cash equivalents and restricted cash	$6,550,450	$1,692,115

(E) Contingencies

The Company may be, from time to time, a party to various disputes and claims arising from normal business activities. The Company continually assesses any litigation or other claims it may confront to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the contingent loss, including an estimable range, if possible.

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

Inventory is included in “Other current assets” on the accompanying consolidated balance sheets.

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

The Company has elected the fair value option to account for certain investments over which the Company has significant influence. The Company believes the fair value option best reflects the underlying economics of the investment. See Note 4, “Equity Method Investments.”

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

(J) Fair Value Measurements

The Company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); Class A units of Heracles Parent, L.L.C. (“Datavant”); liability instruments issued, including the warrants (prior to their settlement) and earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 15, “Earn-Out Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Class A units of Datavant, and liability instruments issued, excluding the Public Warrants (as defined and discussed in Note 15, “Earn-Out Shares, Public Warrants and Private Placement Warrants”), are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Prior to their settlement, the Public Warrants were publicly traded and therefore were classified as Level 1 as the Public Warrants had a readily determinable fair value. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. The carrying value of long-term debt issued by Dermavant, which is stated at amortized cost, approximates fair value based on current interest rates for similar types of borrowings and therefore is included in Level 2 of the fair value hierarchy. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market.

(K) Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. R&D expenses primarily consist of costs associated with preclinical studies and clinical trials as well as employee-related expenses, such as salaries, share-based compensation, and benefits, for employees engaged in R&D activities. The Company records accruals for estimated costs of R&D activities, including preclinical studies, clinical trials, and contract manufacturing, conducted by third-party service providers. The Company determines the estimates by reviewing open contracts, vendor agreements, and purchase orders; communicating with internal personnel and external service providers to understand the progress or stage of completion of services performed on its behalf; and estimating the associated costs for these services that have not yet been invoiced. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual or prepaid expense is adjusted accordingly.

(L) Acquired In-Process Research and Development Expenses

Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.

The Company evaluates in-licensed agreements for IPR&D projects to determine if it meets the definition of a business and thus should be accounted for as a business combination. If the in-licensed agreement for IPR&D does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expense in its consolidated statements of operations. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenue.

(M) Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation, and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new drug candidates as well as for managing Vant operations and facilitating the use of the Company’s platform and technologies at the Vants. SG&A expenses also consist of marketing programs, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates along with costs incurred relating to the integration of new technologies.

(N) Leases

The Company determines if an arrangement includes a lease at the inception of the agreement. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in “Operating lease right-of-use assets”, “Operating lease liabilities”, and “Operating lease liabilities, noncurrent” on the accompanying consolidated balance sheets. Commitments under finance leases are not significant and are included in “Property and equipment, net”, “Other current liabilities”, and “Other liabilities” on the accompanying consolidated balance sheets. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the expected lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate. The Company’s incremental borrowing rates are determined based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Lease expense for the Company’s leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

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

When uncertain tax positions exist, the Company recognizes the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position as well as consideration of the available facts and circumstances. The Company’s policy is to recognize interest and/or penalties related to income tax matters in provision for income taxes.

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

(Q) Foreign Currency

Assets and liabilities of foreign operations are translated using exchange rates in effect at the balance sheet date and their results of operations are translated using average exchange rates for the year. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Foreign exchange transaction gains and losses are included in “Other expense (income), net” in the Company’s statements of operations.

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

a
Prompt Pay and Cash Pay Discounts: The Company generally provides invoice discounts on product sales to its customers for prompt payment and/or cash payment. The Company estimates the amount of such discounts that will be utilized and deducts the amount from its gross product revenues and accounts receivable at the time such revenues are recognized.

b
Customer Fees: The Company pays fees to its customers for account management, data management, and other administrative services. To the extent the services received are distinct from sales of products to the customer, the Company records these payments in selling, general and administrative expenses.

c
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

d
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

e
Co-payment Assistance: The Company offers co-payment assistance to patients. Co-payment assistance is accrued based on an estimate of the number of co-payment assistance claims and the cost per claim that the Company expects to receive associated with product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.

f
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

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of March 31, 2024 and 2023. Trade receivables, net is included in “Other current assets” on the accompanying consolidated balance sheets.

(S) Cost of Revenues

Following the initial product launch of VTAMA, the Company began to recognize cost of product revenues, which includes the cost of producing and distributing inventories related to product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, cost of product revenues may include costs related to excess or obsolete inventory adjustment charges, abnormal costs, unabsorbed manufacturing and overhead costs, and manufacturing variances. Cost of product revenues for the years ended March 31, 2024 and 2023 is included in “Cost of revenues” on the accompanying consolidated statements of operations.

Cost of revenues related to the Company’s subscription and service-based revenue recognized for the use of technology developed consists primarily of employee, hosting, and third-party data costs.

(T) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the year ended March 31, 2024.

(U) Recently Issued Accounting Pronouncements

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

Note 3—Revenue

(A) Product Revenue, Net

The Company’s product revenue, net relates entirely to the sale of VTAMA in the U.S. The Company began generating product revenue, net from sales of VTAMA in the U.S. following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. The Company records product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales.

(B) License, Milestone and Other Revenue

Covant

In March 2023, Covant Therapeutics Operating, Inc. (“Covant”), a wholly-owned subsidiary of the Company, entered into a collaboration and license agreement with Boehringer Ingelheim International, GmbH (“BI”). Under the terms of the collaboration and license agreement, Covant will conduct discovery work on RNA-specific adenosine deaminase 1 (“ADAR1”) targeting and modulating compounds and BI will receive an exclusive, royalty-bearing, worldwide transferable, sublicensable license to exploit Covant’s ADAR1 binding compounds and/or resulting products worldwide. In exchange, Covant received a nonrefundable, upfront payment of $10.0 million and will be eligible to receive up to an additional $471.0 million in contingent milestone payments including specified research, development, regulatory, and commercialization milestones; and tiered royalties on global sales.

Dermavant

In January 2020, Dermavant entered into a collaboration and license agreement with Japan Tobacco Inc. (“JT”) for exclusive rights to develop, register, and market tapinarof in Japan for the treatment of dermatological diseases and conditions, including psoriasis and atopic dermatitis. In conjunction with this agreement, JT executed an exclusive license agreement with its subsidiary, Torii Pharmaceutical Co., Ltd., for co-development and commercialization of tapinarof in Japan. The Company evaluated the collaboration and license agreement and concluded that JT is a customer. During the year ended March 31, 2024, a development milestone was achieved, and the Company received a payment of $15.0 million. Accordingly, the Company recorded $15.0 million as license, milestone and other revenue in the accompanying consolidated statements of operations for the year ended March 31, 2024.

Genevant

Genevant Sciences Ltd. (“Genevant”), a technology-focused nucleic acid delivery and development company, is party to various collaboration and license agreements. Related to these agreements, the Company recorded $24.9 million and $15.1 million as license, milestone, and other revenue in the accompanying consolidated statements of operations for the years ended March 31, 2024 and 2023, respectively.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of March 31, 2024 and 2023, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus.

The Company additionally holds an investment in Class A units of Datavant. The fair value of the Company’s investment in Datavant was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 16, “Fair Value Measurements” for more information.

Summarized Equity Method Investment Details

Details regarding significant equity method investments are as follows:

	Ownership %		Aggregate Fair Value (in millions)
	March 31, 2024	March 31, 2023	March 31, 2024	March 31, 2023
Datavant(1)	9%	17%	$147.5	$178.6
Arbutus	22%	24%	$100.2	$117.7

(1)
The ownership percentage represents the Company’s equity interest in the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. Refer above for additional information regarding investment.

The Company recognized unrealized losses (gains) on its significant equity method investments in the accompanying consolidated statements of operations as follows:

	Unrealized Loss (Gain) on Investment (in millions)
	Years Ended March 31,
	2024	2023
Datavant	$31.1	$15.4
Arbutus	$17.5	$(1.9)

Summarized consolidated financial information of Datavant, reported on a one quarter lag, is as follows (in thousands):

	Twelve Months Ended December 31,
	2023	2022
Revenue	$991,107	$873,435
Gross profit	$376,593	$354,561
Net loss	$(395,195)	$(190,243)

Summarized consolidated financial information of Arbutus is as follows (in thousands):

	Twelve Months Ended March 31,
	2024	2023
Revenue	$12,986	$33,125
Loss from operations	$(80,053)	$(71,895)
Net loss	$(74,385)	$(70,030)

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

Following the FDA approval of VTAMA in May 2022, the Company became obligated to pay a regulatory milestone to GSK of £100.0 million (approximately $126 million on the date of achievement) following the receipt of marketing approval of VTAMA in the U.S. The milestone was paid in July 2022.

Additionally, the first sale of VTAMA in May 2022 resulted in the achievement of a milestone to Welichem Biotech Inc. of CAD$25.0 million (approximately $20 million on the date of achievement). The milestone was paid in August 2022.

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	March 31, 2024	March 31, 2023
Gross amount	$155,171	$152,629
Less: accumulated amortization	(17,329)	(7,748)
Net book value	$137,842	$144,881

Amortization expense was $9.6 million and $7.5 million for the years ended March 31, 2024 and 2023, respectively. Amortization expense was recorded as part of “Cost of revenues” in the accompanying consolidated statement of operations. Future amortization expense is approximately $9.5 million for each of the years ending from March 31, 2025 through March 31, 2029 and $90.3 million thereafter. The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Note 6—Recent Transactions

(A) Telavant Disposition

On December 14, 2023 (the “Transaction Date”), the Company completed the sale of its entire equity interest in its majority-owned subsidiary Telavant to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among the Company, Telavant, Pfizer Inc. (“Pfizer”), and Roche (the “Stock Purchase Agreement”). Telavant was jointly formed by the Company and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the U.S. and Japan. Telavant’s in-license of RVT-3101 from Pfizer was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $87.7 million, primarily consisting of preferred stock issued to Pfizer. The acquired rights were determined to have no alternative future use. Accordingly, the Company recorded $87.7 million as acquired in process research and development expense in the accompanying consolidated statements of operations for the year ended March 31, 2023. Prior to the Roche Transaction, the Company held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

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

At the closing of the Roche Transaction, Roche acquired the full rights to further develop and manufacture RVT- 3101 and commercialize it in the U.S. and Japan. Outside of the U.S. and Japan, Pfizer holds commercialization rights. In addition, following the closing of the Roche Transaction, Roche acquired Telavant’s option to enter into a global collaboration with Pfizer on a next generation p40/TL1A directed bispecific antibody, currently in Phase 1.

The Telavant entity that was sold did not meet the definition of a business, and therefore the Company concluded that the Roche Transaction was a sale of non-financial assets, with control transferred at closing. The sale of Telavant did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on sale of Telavant net assets of approximately $5.3 billion during the year ended March 31, 2024 in the accompanying consolidated statements of operations. The gain does not include the Company’s portion of the one-time milestone payment, which will be recognized in the period it is achieved. The gain on sale of Telavant net assets qualifies under the substantial shareholding exemption in the United Kingdom (“U.K.”) and consequently is not subject to the corporation income tax. The table below summarizes the calculation of the gain.

(in thousands)
Consideration:
Upfront cash payment	$5,234,373
Carrying amount of noncontrolling interest derecognized	87,500
Total consideration	5,321,873

Assets sold	3,253
Liabilities transferred	29,790
Net liabilities sold	(26,537)

Gain on sale of Telavant net assets	$5,348,410

The pretax loss generated by Telavant was $71.1 million for the period from April 1, 2023 to the Transaction Date and $101.9 million for the period from inception on November 14, 2022 to March 31, 2023. The entirety of the Telavant pretax losses was attributable to the Company.

(B) Asset Acquisition

In July 2023, a newly-formed subsidiary in-licensed certain intellectual property rights in exchange for a $14.0 million upfront cash payment. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The acquired rights represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $14.0 million as acquired in-process research and development expense in the accompanying consolidated statements of operations for the year ended March 31, 2024.

Additionally, the newly-formed subsidiary agreed to pay up to $280 million of future development, regulatory, and commercial milestone payments and tiered high-single digit sales-based royalties.

(C) Deconsolidation of Subsidiaries

In July 2023, VantAI Holdings, Inc. (“VantAI”), a wholly-owned subsidiary of the Company, completed a transaction pursuant to which SK, Inc. (“SK”) contributed $6.0 million to VantAI in exchange for preferred shares in VantAI (the “VantAI Preferred Financing”). In August 2023, the Company and SK Biopharmaceuticals Co., Ltd. (“SK Bio”), a subsidiary of SK, completed a transaction pursuant to which SK Bio purchased all of the Company’s shares in Proteovant Sciences, Inc. (“Proteovant”) in exchange for $47.5 million.

As a result of changes in governance and voting rights, the Company determined that it no longer held a controlling financial interest in VantAI. Accordingly, the Company deconsolidated VantAI as of July 2023. The Company recorded a $17.4 million gain on deconsolidation of Proteovant and VantAI in the accompanying consolidated statements of operations for the year ended March 31, 2024.

Upon deconsolidation, the Company recorded its $9.0 million retained investment in VantAI based upon the fair value of the preferred shares held by the Company. Due to the Company’s significant influence over the operating and financial policies of VantAI, the Company will account for its retained interest under the equity method of accounting.

Note 7—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at March 31, 2024 and 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023

Prepaid expenses	$55,096	$60,827
Trade receivables, net	53,545	30,379
Restricted cash	5,367	5,011
Inventory	35,251	2,761
Income tax receivable	1,827	2,356
Interest receivable	27,441	4,909
Other	17,595	15,531
Total other current assets	$196,122	$121,774

(B) Accrued Expenses

Accrued expenses at March 31, 2024 and 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023

Research and development expenses	$40,313	$76,278
Compensation-related expenses	61,242	55,186
Sales allowances	23,277	17,569
Other expenses	50,754	18,096
Total accrued expenses	$175,586	$167,129

(C) Other Current Liabilities

Other current liabilities at March 31, 2024 and 2023 consisted of the following (in thousands):

	March 31, 2024	March 31, 2023

Deferred revenue	$4,168	$12,444
Income tax payable	10,469	542
Other	1,417	2,090
Total other current liabilities	$16,054	$15,076

Note 8—Long-Term Debt

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

In exchange for the $117.5 million in total funding from NovaQuest, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof. For each of the atopic dermatitis and psoriasis indications, Dermavant is required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the U.S. In the event that Dermavant receives regulatory approval for one indication, and Dermavant terminates the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant will be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure is deemed to occur for an indication if the development program for such indication is terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA is expected to result in significant delay or cost to reach commercialization for the applicable indication. In addition, Dermavant is required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant is required to start making 15-year Payments, then Dermavant has the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed will be used first to offset the commercial milestone payments). The NovaQuest Agreement does not contain any royalty payment requirements on commercialization of tapinarof. Upon receiving FDA approval for the psoriasis indication, Dermavant made its first quarterly payment of $7.3 million under the NovaQuest Agreement in May 2022 and has made cumulative quarterly payments totaling $58.8 million as of March 31, 2024.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the consolidated statements of operations at the end of each reporting period. Direct costs and fees related to the debt issued under the NovaQuest Agreement were recognized in earnings. As of March 31, 2024 and 2023, the fair value of the debt was $210.4 million and $207.6 million, respectively. Refer to Note 16, “Fair Value Measurements” for additional details regarding the fair value measurement.

The NovaQuest Agreement, Credit Facility (as defined below), and RIPSA (as defined below) were amended in May 2024. Refer to Note 18, “Subsequent Events” for details regarding the amendments. The below table was adjusted to reflect the amendment to the NovaQuest Agreement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	March 31, 2024	March 31, 2023
Fair value of long-term debt	$210,371	$207,640
Less: current portion	(6,000)	(26,940)
Total long-term debt, net	$204,371	$180,700

Credit Facility with XYQ Luxco

In May 2021, Dermavant and certain of its subsidiaries entered into a $40.0 million senior secured credit facility (the “Credit Facility”) with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. The Credit Facility has a five-year maturity and bears an interest rate of 10.0% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of March 31, 2024. In connection with the funding of the Credit Facility, Dermavant issued a warrant to XYQ Luxco to purchase 1,199,072 common shares of Dermavant at an exercise price of $0.01 per common share.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	March 31, 2024	March 31, 2023
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(7,514)	(10,170)
Total debt, net	37,486	34,830
Less: current portion	—	—
Total long-term debt, net	$37,486	$34,830

The NovaQuest Agreement, Credit Facility, and RIPSA (as defined below) were amended in May 2024. Refer to Note 18, “Subsequent Events” for details regarding the amendments. The below table was adjusted to reflect the amendment to the Credit Facility.

Annual maturities, including the exit fee, of outstanding debt obligations to XYQ Luxco as of March 31, 2024 are as follows (in thousands):

Years Ending March 31,
2025	$—
2026	—
2027	—
2028	—
2029	45,000
Thereafter	—
Total	$45,000

Revenue Interest Purchase and Sale Agreement

In May 2021, Dermavant, as seller, entered into a $160.0 million revenue interest purchase and sale agreement (the “RIPSA”) for its investigational product tapinarof with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P., together with U.S. Bank National Association, as collateral agent. Under the terms of the RIPSA, Dermavant is obligated to pay royalties based on a capped single-digit revenue interest in net sales of tapinarof for all dermatological indications in the U.S., up to a cap of $344.0 million, in exchange for the $160.0 million in committed funding, which was paid to Dermavant in June 2022 following the approval of tapinarof by the FDA.

The transaction is accounted for as debt. Over the term of the arrangement, the effective interest rate will be updated prospectively each reporting period based on the carrying amount of the note, payments made to date, and the estimated remaining cash flows related to the note.

The NovaQuest Agreement, Credit Facility, and RIPSA were amended in May 2024. Refer to Note 18, “Subsequent Events” for details regarding the amendments. The below table was adjusted to reflect the amendment to the RIPSA.

The RIPSA carrying balance was as follows (in thousands):

	March 31, 2024	March 31, 2023
Carrying balance	$198,810	$178,571
Less: unamortized issuance costs	(4,076)	(4,806)
Total debt, net	194,734	173,765
Less: current portion	(6,000)	(13,780)
Total long-term debt, net	$188,734	$159,985

Note 9—Discontinued Operations

In March 2023, Sumitovant Biopharma Ltd. (“Sumitovant”), a wholly-owned subsidiary of Sumitomo Pharma Co., Ltd. (“Sumitomo”), completed its acquisition of Myovant Sciences Ltd. (“Myovant”), pursuant to an agreement by which Sumitovant acquired all outstanding shares of Myovant not already owned by Sumitovant for $27.00 per share in cash (the “Myovant Transaction”). Shortly prior to the closing of the Myovant Transaction, RSL received 4,243,005 common shares of Myovant (the “Myovant Top-Up Shares”) from Sumitovant. RSL was entitled to the Myovant Top-Up Shares pursuant to the December 2019 transaction with Sumitomo (the “Sumitomo Transaction”) that included, among other things, the transfer of RSL’s ownership interest in five Vants—Myovant, Urovant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd., and Spirovant Sciences Ltd.—to Sumitovant. The Sumitomo Transaction was presented as discontinued operations during the year ending March 31, 2020, and the right to receive the Myovant Top-Up Shares was treated as a contingent consideration upon a sale of the business and accounted for as a gain contingency.

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

Note 10—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of March 31, 2024, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Underwritten Public Offerings of Common Shares

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

(C) Common Share Purchase and Share Agreements

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

In October 2023, the Company’s subsidiary, Immunovant, Inc., completed an underwritten public offering of 8,475,500 shares of its common stock (including 1,526,316 shares of common stock purchased by the Company on the same terms as other investors in the offering and the full exercise of the underwriters’ option to purchase 1,105,500 additional shares of common stock) at a price to the public of $38.00 per share. Concurrent with the public offering, the Company purchased 4,473,684 shares of Immunovant’s common stock in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, at the same price per share as investors in the public offering of $38.00 per share. The net proceeds to Immunovant were approximately $466.7 million after deducting underwriting discounts and commissions, placement agent fees and offering expenses. The Company’s equity ownership interest in Immunovant is approximately 55% as of March 31, 2024, and the Company continues to consolidate Immunovant.

Note 11—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”), and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (the “2015R Plan”) (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. Since the effective date of the RSL 2021 EIP, no further stock awards have been or will be made under the RSL 2015 EIP. Additionally, no further stock awards will be made under the 2015R Plan. As of March 31, 2024, 142,055,968 of the Company’s common shares were reserved for issuance under the RSL 2021 EIP. The number of common shares reserved for issuance under the RSL 2021 EIP will automatically increase on April 1 of each year by an amount equal to the lesser of (i) 5% of the common shares outstanding as of the last day of the immediately preceding fiscal year and (ii) such number of common shares as determined by the board of directors in its discretion. Prior to April 1, 2024, the board of directors resolved not to increase the number of common shares reserved for issuance under the RSL 2021 EIP on April 1, 2024, but instead to defer until later this fiscal year the decision as to whether to increase the reserve by up to 5% of the common shares outstanding as of the March 31, 2024. The RSL 2021 EIP has a ten-year term. The Company’s employees, directors, and consultants are eligible to receive incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units and other stock awards under the RSL 2021 EIP. At March 31, 2024, a total of 42,725,086 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the year ended March 31, 2024 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2023	154,271,791	$7.75	6.70	$280,171
Granted	4,525,962	$8.89
Exercised	(11,124,901)	$4.31
Forfeited/Canceled	(604,245)	$11.17
Options outstanding at March 31, 2024	147,068,607	$8.03	5.70	$499,487
Options exercisable at March 31, 2024	97,162,627	$9.50	4.60	$228,479

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable options and the fair value of the Company’s common stock at March 31, 2024. At March 31, 2024, total unrecognized compensation expense related to non-vested stock options was approximately $156.9 million and is expected to be recognized over a weighted-average period of approximately 2.01 years. All performance stock options have been fully expensed as of March 31, 2024.

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes closed form option-pricing model applying the weighted average assumptions in the following table. No performance stock options were granted during the years ended March 31, 2024 and 2023.

	Years Ended March 31,
Assumptions	2024	2023
Expected stock price volatility	72.22%	85.95%
Expected risk free interest rate	3.72%	2.89%
Expected term, in years	6.21	6.25
Expected dividend yield	—%	—%

Additional information regarding stock options and performance stock options is set forth below (in thousands, except per share data).

	Years Ended March 31,
	2024	2023
Intrinsic value of options exercised	$68,673	$972
Grant date fair value of options vested	$157,359	$165,702
Weighted-average grant date fair value per share of stock options granted	$5.98	$2.86

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the year ended March 31, 2024 was as follows:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2023	20,700,788	$8.30
Granted	4,337,108	$9.15
Vested	(6,839,501)	$7.18
Forfeited	(1,420,184)	$7.58
Non-vested balance at March 31, 2024	16,778,211	$9.04

The total fair value of restricted stock units and performance stock units vested during the years ended March 31, 2024 and 2023 was $49.1 million and $67.6 million, respectively. Restricted stock units vest upon the achievement of time-based service requirements. The vesting of performance stock units requires that certain performance conditions are achieved during the performance period and is subject to continued service requirements.

At March 31, 2024, total unrecognized compensation expense related to non-vested restricted stock units and performance stock units was approximately $119.9 million. Unrecognized compensation expense relating to restricted stock units and performance stock units that are deemed probable of vesting is expected to be recognized over a weighted-average period of approximately 2.23 years.

Capped Value Appreciation Rights

March 2020 CVAR Grants

Activity for capped value appreciation rights (“CVARs”) under the RSL 2015 EIP for the year ended March 31, 2024 was as follows:

	Number of CVARs	Weighted Average Grant Date Fair Value
Non-service-vested CVARs balance at March 31, 2023	1,815,441	$1.19
Granted	—	$—
Service-vested	(1,775,667)	$1.20
Forfeited	(39,774)	$0.40
Non-service-vested CVARs balance at March 31, 2024	—	$—

The CVARs granted in March 2020 pay at settlement the excess in shares of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. For CVARs with the lower hurdle price of $6.40, in the event the fair market value of a common share is greater than $6.40 per share but less than $9.20 per share as of the relevant date of determination (the “Knock-In Condition”), this award of CVARs will remain outstanding unless and until the knock-in condition is satisfied as of any applicable monthly measurement date thereafter before the expiration date of the CVARs. In the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the applicable hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date.

As of March 31, 2024 and 2023, 31,972,222 and 30,196,555 CVARs, respectively, had met the service-vesting requirement. During the year ended March 31, 2024, 14,482,570 service-vested CVARs satisfied their applicable hurdle price and the knock-in condition, if relevant, on the applicable measurement date, and as a result, 5,366,815 common shares were issued upon their settlement. All other CVARs granted in March 2020 that remain outstanding have met the service vesting condition as of March 31, 2024 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. The total fair value of CVARs that service-vested during the years ended March 31, 2024 and 2023 was $2.1 million and $16.7 million, respectively. All March 2020 CVARs have been fully expensed as of March 31, 2024.

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

Activity for CVARs under the RSL 2021 EIP for the year ended March 31, 2024 was as follows:

	Number of CVARs	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2023	3,222,645	$4.89
Granted	—	$—
Vested	(1,247,737)	$4.98
Forfeited	(192,830)	$4.32
Non-vested balance at March 31, 2024	1,782,078	$4.89

The total fair value of CVARs that vested during the years ended March 31, 2024 and 2023 was $6.2 million and $13.0 million, respectively. During the year ended March 31, 2024, 1,247,737 common shares were issued upon their settlement.

At March 31, 2024, total unrecognized compensation expense related to non-vested CVARs was approximately $1.3 million and is expected to be recognized over a weighted-average period of approximately 1.12 years.

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

During the years ended March 31, 2024 and 2023, 140,227 and 111,519 common shares were purchased and issued under the RSL ESPP, respectively. Share-based compensation expense recorded was approximately $0.5 million and $0.3 million for the years ended March 31, 2024 and 2023, respectively.

(C) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $67.0 million and $49.0 million for the years ended March 31, 2024 and 2023, respectively, related to subsidiary EIPs. At March 31, 2024, total unrecognized compensation expense related to subsidiary equity was approximately $119.9 million.

Note 12—Income Taxes

The income/(loss) before income taxes and the related expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2024	2023
Income (loss) before income taxes:
Bermuda(1)	$5,181,194	$(48,547)
United States	(231,938)	(444,407)
Switzerland	(696,341)	(728,124)
Other	515	(3,756)
Total income (loss) from continuing operations before income taxes	$4,253,430	$(1,224,834)

(1)	Primarily entities which are centrally managed and controlled in the U.K. and are subject to U.K. taxes.

	Years Ended March 31,
	2024	2023
Current taxes:
Bermuda	$—	$—
United States	22,534	5,312
Switzerland	—	—
Other	(310)	(122)
Total current tax expense	$22,224	$5,190
Deferred taxes:
Bermuda	$—	$—
United States	—	—
Switzerland	—	—
Other	—	—
Total deferred tax benefit	$—	$—
Total income tax expense	$22,224	$5,190

A reconciliation of income tax expense/(benefit) computed at the Bermuda statutory rate to income tax expense/(benefit) reflected in the consolidated financial statements is as follows (in thousands, except percentages):

	Year Ended		Year Ended
	March 31, 2024		March 31, 2023
Income tax expense/(benefit) at Bermuda statutory tax rate	$—	—%	$—	—%
Foreign rate differential(1)	1,155,668	27.17%	(208,440)	17.02%
Permanent disallowed IPR&D	—	—%	17,714	(1.45)%
Nondeductible/(nontaxable) changes in the fair value of investments and loss from equity method investments	15,431	0.36%	4,118	(0.34)%
Substantial shareholding exemption	(1,337,102)	(31.44)%	—	—%
Nondeductible executive compensation	19,727	0.46%	20,558	(1.68)%
Tax deficiencies (excess tax benefits) from stock-based compensation	(21,668)	(0.51)%	3,311	(0.27)%
Other permanent adjustments	40,544	0.95%	10,936	(0.89)%
Research tax credits	(24,664)	(0.58)%	(14,487)	1.18%
Valuation allowance	87,550	2.06%	157,197	(12.83)%
Reversal of certain deferred tax assets(2)	87,262	2.06%	11,630	(0.95)%
Other	(524)	(0.01)%	2,653	(0.21)%
Total income tax expense	$22,224	0.52%	$5,190	(0.42)%

(1)	Primarily related to operations in the U.S., Switzerland, the U.K. and other jurisdictions with statutory tax rates different than the Bermuda rate.
(2)	Primarily relates to deferred tax assets associated with entities no longer included in the consolidated financial statements (i.e., sold, deconsolidated or liquidated).

The Company’s effective tax rate for the years ended March 31, 2024 and 2023 was 0.52% and (0.42)%, respectively. The effective tax rate for the year ended March 31, 2024 is driven by the Company’s gain on sale of Telavant net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for the year ended March 31, 2023 is driven by the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2024 and 2023 are as follows (in thousands):

	March 31, 2024	March 31, 2023
Deferred tax assets
Research tax credits	$45,291	$37,559
Intangible assets	50,054	52,857
Capitalized research and development	32,124	37,252
Net operating loss	519,046	422,613
Share-based compensation	105,458	105,343
Lease liabilities	13,286	15,521
Other assets	19,605	25,959
Subtotal	784,864	697,104
Valuation allowance	(766,820)	(674,517)

Deferred tax liabilities
Depreciation	(775)	(1,798)
Right-of-use assets	(10,992)	(12,959)
Other liabilities	(6,277)	(7,830)
Total deferred tax assets/(liabilities)	$—	$—

The Company has net operating losses in Switzerland, the U.S. and the U.K. in the amount of $3,439.0 million, $139.7 million, and $162.6 million, respectively. The Switzerland net operating losses will expire in varying amounts between March 31, 2025 and March 31, 2031. The U.S. net operating losses can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021, while the U.K. and other net operating losses can be carried forward indefinitely as well, with an annual limitation on utilization. The Company has generated $45.3 million of research tax credit carryforwards primarily in the U.S. and Canada, which will expire in varying amounts between March 31, 2039 and March 31, 2044.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $766.8 million as of March 31, 2024, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the period April 1, 2023 through March 31, 2024, the valuation allowance increased by $92.3 million, primarily as a result of corresponding increases in our global net operating losses. The amount of the deferred tax asset considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the amount, if any, required for a valuation allowance.

There are outside basis differences related to the Company’s investment in subsidiaries for which no deferred taxes have been recorded as these would not be subject to tax on repatriation as Bermuda has no tax regime for Bermuda exempted limited companies, and the U.K. tax regime relating to company distributions and sales generally provides for exemption from tax for most overseas profits, subject to certain exceptions.

The Company is subject to tax and is required to file U.S., U.K., and Switzerland federal income tax returns, as well as income tax returns in various state, local, and foreign jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2019 and forward in major taxing jurisdictions. Tax audits and examinations can involve complex issues, interpretations, and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however, the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.

The Company’s unrecognized tax benefit activity during the years ended March 31, 2024 and March 31, 2023 were not material to the Company’s consolidated financial statements. No interest and penalties related to unrecognized tax benefits were recorded as of March 31, 2024 or March 31, 2023.

Note 13—Leases

The Company’s operating leases consist primarily of real estate leases, including those entered into by certain wholly owned and majority-owned or controlled subsidiaries of RSL.

The components of operating lease expense for the Company were as follows (in thousands):

	Years Ended March 31,
	2024	2023
Operating lease cost	$11,829	$12,045
Short-term lease cost	79	1,623
Variable lease cost	1,193	2,151
Total operating lease cost	$13,101	$15,819

Information related to the Company’s operating lease right-of-use assets and lease liabilities was as follows (in thousands, except periods and percentages):

	Year Ended March 31,
	2024	2023
Cash paid for operating lease liabilities	$13,010	$13,109
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$1,790	$4,224

	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years)	7.8	8.4
Weighted average discount rate	7.4%	7.9%

As of March 31, 2024, maturities of operating lease liabilities were as follows (in thousands):

Years Ending March 31,
2025	$10,699
2026	9,657
2027	8,852
2028	8,867
2029	8,747
Thereafter	28,565
Total lease payments	75,387
Less: present value adjustment	(17,843)
Less: tenant improvement allowance	(386)
Total lease liabilities	$57,158

Note 14—Commitments and Contingencies

(A) Commitments

Long-Term Debt

The Company is obligated to make contractual payments related to its long-term debt. Refer to Note 8, “Long-Term Debt” and Note 18, “Subsequent Events” for further information.

Lease Commitments

The Company has leases, consisting primarily of real estate leases. Refer to Note 13, “Leases” for further information.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Potential material future milestone payments as of March 31, 2024 pursuant to certain key asset acquisition and license agreements are as follows:

•
VTAMA/tapinarof (Dermavant): up to CAD$75.0 million in remaining commercial milestones to Welichem Biotech Inc., with CAD$35.0 million payable upon VTAMA first U.S. commercial sale for atopic dermatitis and the remainder payable as first commercial sales are achieved in various countries outside of the U.S. Additional milestones are owed to NovaQuest pursuant to the NovaQuest Agreement. Refer to Note 8, “Long-Term Debt” and Note 18, “Subsequent Events” for further information.

•	Anti-FcRn franchise (Immunovant): up to a maximum of $420.0 million to HanAll Biopharma Co., Ltd. upon the achievement of certain development, regulatory and sales milestone events.
•	Brepocitinib (Priovant Therapeutics, Inc.): mid tens-of-millions sales milestone payment to Pfizer if aggregate net sales in a given year exceed a mid-hundred-of-millions amount.
•	Namilumab (Kinevant Ltd.): up to approximately $40 million to the prior shareholders of Izana Biosciences Limited upon the achievement of certain milestones.

Royalties are also due on net sales pursuant to these agreements. The Company has further commitments not reflected above relating to other asset acquisition and license agreements entered and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and prices. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of March 31, 2024, the remaining minimum purchase commitment related to these agreements was estimated to be approximately $33.3 million.

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”) by which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale and perform other manufacturing-related services with respect to batoclimab. Immunovant had the right to terminate the PSA with 30 days’ written notice to Samsung, exercisable no later than January 2024, in the event Immunovant decided to stop all development of, and all attempts to obtain regulatory approval for, batoclimab; subject to payment to Samsung of non-cancelable service fees and costs incurred by Samsung for all batches of batoclimab scheduled to be manufactured during the two-year period following such termination. Because efforts to develop and obtain regulatory approval for batoclimab remain ongoing, Immunovant did not exercise that early termination right and it has lapsed. As a result, Immunovant has an additional minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029. As of March 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $46.2 million.

Cash Bonus Program

In December 2023, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $76.9 million (the “Cash Bonus Program”). In February 2024, the Company expanded this Cash Bonus Program to include an award to its Chief Financial Officer on similar terms as the other awards previously made to other employees. The Chief Financial Officer did not receive a payment from the Cash Bonus Program approved in December. This award to the Chief Financial Officer was in the aggregate amount of $2.8 million. During the year ended March 31, 2024, the Company recognized selling, general and administrative expense and research and development expense of $35.6 million and $9.9 million, respectively, relating to the Cash Bonus Program. The remaining portion of $31.0 million as of March 31, 2024 will be recognized over the applicable service period of the award.

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

Acuitas Declaratory Judgment Action

In March 2022, Acuitas Therapeutics Inc. (“Acuitas”) filed a lawsuit in the U.S. District Court for the Southern District of New York (“SDNY”) against two of the Company’s affiliates, Genevant and Arbutus, seeking a declaratory judgment that certain patents held by Arbutus and licensed by Genevant are not infringed by the manufacture, use, offer for sale, sale or importation into the U.S. of COMIRNATY, Pfizer’s and BioNTech’s vaccine for COVID-19 and are otherwise invalid. On September 6, 2022, Acuitas filed a First Amended Complaint. In response, on October 4, 2022, Genevant and Arbutus filed a motion to dismiss the first amended complaint for lack of a controversy and supporting brief. Briefing on this motion was completed in mid-November. On August 4, 2023, Acuitas voluntarily dismissed the action in the SDNY and re-filed a complaint in the U.S. District Court for the District of New Jersey. On October 13, 2023, Genevant and Arbutus filed a motion to dismiss the re-filed complaint. In May 2024, the court dismissed the complaint against Genevant and Arbutus. Acuitas may appeal the dismissal. Each of Genevant and Arbutus intends to continue to vigorously defend the case, to the extent Acuitas pursues an appeal.

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the consolidated financial statements as of March 31, 2024 and 2023.

Note 15—Earn-Out Shares, Public Warrants and Private Placement Warrants

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

c.	The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent directors are not subject to the vesting conditions described above.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s consolidated statements of operations. As of March 31, 2024, no Earn-Out Shares have vested.

Public Warrants and Private Placement Warrants

Immediately following the Business Combination, the Company had 10,214,365 outstanding warrants for the purchase of one of the Company’s common shares, which were held by the MAAC Sponsor at an exercise price of $11.50 (the “Private Placement Warrants”), and 20,535,896 outstanding warrants for the purchase of one of the Company’s common shares, which were held by MAAC’s shareholders at an exercise price of $11.50 (the “Public Warrants” and, together with the Private Placement Warrants, the “Warrants”). Pursuant to the Warrant Agreement, dated October 6, 2020, by and between MAAC and Continental Stock Transfer & Trust Company, as predecessor warrant agent, as modified by the Warrant Assumption Agreement, dated September 30, 2021, by and among MAAC, the Company and American Stock Transfer & Trust Company, LLC as successor warrant agent (as modified, the “Warrant Agreement”), the Warrants became exercisable 30 days following the completion of the Business Combination and would expire five years after the completion of the Business Combination, or earlier upon redemption or liquidation.

Prior to their settlement, the Warrants required liability classification and were classified as “Liability instruments measured at fair value” on the consolidated balance sheets. The Private Placement Warrants liability and Public Warrants liability were subject to remeasurement with changes in fair value recognized in the Company’s statements of operations. The Warrants were remeasured immediately prior to settlement. These remeasurements were recognized in “Change in fair value of debt and liability instruments” in the accompanying consolidated statements of operations.

On August 2, 2023, the Company announced that it would redeem all Warrants that remained outstanding on September 1, 2023 (the “Redemption Date”).

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

Note 16—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2024 and 2023, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2024				As of March 31, 2023
	Level 1	Level 2	Level 3	Balance as of March 31, 2024	Level 1	Level 2	Level 3	Balance as of March 31, 2023
Assets:
Money market funds	$6,312,288	$—	$—	$6,312,288	$1,496,726	$—	$—	$1,496,726
Investment in Datavant Class A units	—	—	147,526	147,526	—	—	178,579	178,579
Investment in Arbutus common shares	100,227	—	—	100,227	117,708	—	—	117,708
Other investments	—	—	—	—	8,030	—	—	8,030
Total assets at fair value	$6,412,515	$—	$147,526	$6,560,041	$1,622,464	$—	$178,579	$1,801,043
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$210,371	$210,371	$—	$—	$207,640	$207,640
Liability instruments measured at fair value(1)	—	—	25,737	25,737	29,895	—	33,651	63,546
Total liabilities at fair value	$—	$—	$236,108	$236,108	$29,895	$—	$241,291	$271,186

(1)
At March 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.0 million and other liability instruments issued of $3.7 million. At March 31, 2023, Level 1 includes the fair value of the Public Warrants of $29.9 million, and Level 3 includes the fair value of the Earn-Out Shares of $15.2 million, Private Placement Warrants of $15.2 million, and other liability instruments issued of $3.3 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the years ended March 31, 2024 and 2023.

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

The changes in fair value of the Level 3 assets during the years ended March 31, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2022	$193,963
Changes in fair value of investment in Datavant, included in net loss	(15,384)
Balance at March 31, 2023	178,579
Changes in fair value of investment in Datavant, included in net loss	(31,053)
Balance at March 31, 2024	$147,526

The changes in fair value of the Level 3 liabilities during the years ended March 31, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2022	$204,293
Fair value of liability instrument issued	248
Payments related to long-term debt	(29,375)
Changes in fair value of debt and liability instruments, included in net loss	66,125
Balance at March 31, 2023	241,291
Payments related to long-term debt	(29,374)
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of debt and liability instruments, included in net loss	52,281
Balance at March 31, 2024	$236,108

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

	Point Estimate Used
Input	As of March 31, 2024	As of March 31, 2023
Volatility	90.0%	100.0%
Risk-free rate	4.86%	4.02%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of March 31, 2024 and 2023 represents the fair value of amounts payable to NovaQuest and was estimated based upon present value discounted quarterly payments and a Monte Carlo simulation model under the income approach for expected future payments through 2032. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest. The NovaQuest Agreement, along with the Credit Facility and RIPSA, was amended in May 2024. Refer to Note 18, “Subsequent Events” for details regarding the amendments.

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to include the lock-up periods to which the Earn-Out Shares are subject. Refer to Note 15, “Earn-Out Shares, Public Warrants and Private Placement Warrants” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of March 31, 2024	As of March 31, 2023
Volatility	63.2%	79.9%
Risk-free rate	4.50%	3.76%

As of March 31, 2024 and 2023, the fair value of the Earn-Out Shares was $22.0 million and $15.2 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying consolidated balance sheets.

Private Placement Warrants

Prior to their settlement, the fair value of the Private Placement Warrants issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. The model was structured to incorporate the redemption features as discussed in Note 15, “Earn-Out Shares, Public Warrants and Private Placement Warrants” and the added restriction by which the Company could not redeem the Private Placement Warrants if the Reference Value was greater than $18.00. Significant unobservable inputs used to calculate the fair value of the Private Placement Warrants included the following:

Point Estimate Used
Input	As of March 31, 2023
Volatility	50.5%
Risk-free rate	3.76%
Term (in years)	3.50

In August 2023, the Company announced that it would redeem all Warrants that remained outstanding on September 1, 2023. All of the Private Placement Warrants were exercised at that time. As of March 31, 2023, the fair value of the Private Placement Warrants was $15.2 million, which was included in “Liability instruments measured at fair value” in the accompanying consolidated balance sheets.

Note 17—Net Income (Loss) per Common Share

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the year ended March 31, 2023, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the loss from continuing operations.

As of March 31, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per common share because including them would have been anti-dilutive:

	March 31, 2024	March 31, 2023
Stock options and performance stock options	54,648,258	154,271,791
Restricted stock units and performance stock units (non-vested)	5,422,465	20,700,788
March 2020 CVARs(1)	17,548,368	32,011,996
November 2021 CVARs (non-vested)	249,120	3,222,645
Restricted common stock (non-vested)	255,911	689,026
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Private Placement Warrants	—	10,214,365
Public Warrants	—	20,475,875
Other stock based awards and instruments issued	3,924,305	6,122,842

(1)	Refer to Note 11, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 18—Subsequent Events

(A) Share Repurchase Program
The Company’s board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. Pursuant to the share repurchase program, on April 2, 2024, the Company entered into a share repurchase agreement with Sumitomo to repurchase all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. The repurchase transaction with Sumitomo was completed on April 2, 2024.

(B) Debt Renegotiation

On May 24, 2024, Dermavant entered into amendments to (i) the NovaQuest Agreement (the “NovaQuest Agreement Amendment”), (ii) the Credit Facility (the “Credit Facility Amendment”), and (iii) the RIPSA (the “RIPSA Amendment” and collectively with the NovaQuest Agreement Amendment and the Credit Facility Amendment, the “Amendments”).

The NovaQuest Agreement Amendment provides for the elimination of fixed quarterly cash payments totaling $176.3 million that would have been due and payable following regulatory approval of tapinarof in the U.S. for atopic dermatitis, if approved. In addition, the NovaQuest Agreement Amendment (i) eliminates cash payments of up to $141.0 million to NovaQuest that would have been due and payable upon achievement of certain commercial milestones by Dermavant and (ii) amends the timing of remaining cash payments, which now total $122.5 million in aggregate, to be paid between the fiscal years ending March 31, 2025 and March 31, 2029.

The Credit Agreement Amendment provides for an extension of the maturity date of the Credit Facility from May 2026 to May 2028 and an increase in the interest rate payable on borrowings under the Credit Facility from 10% to 12.25% per annum.

The RIPSA Amendment provides for, among other things, a near-term cap on the royalties currently payable equal to $6 million per fiscal year for each of the fiscal years ended March 31 2025, 2026 and 2027.  The RIPSA Amendment did not otherwise amend the amount of the royalty payable, which is based on a capped single-digit revenue interest in net sales of VTAMA for all dermatological indications in the U.S., up to a cap of $344 million.

The Amendments also includes certain other modifications to non-economic terms of the NovaQuest Agreement, including certain representations and covenants relating to the continued validity of, and performance by RSL, under an equity commitment letter (the “Equity Commitment Letter”) entered into in conjunction with the Amendments on May 24, 2024. Under the Equity Commitment Letter, RSL has agreed to contribute $195 million (the “Commitment”) to Dermavant in exchange for convertible preferred shares with a 1.5 times liquidation preference on invested capital.

As consideration for entering into the Amendments, Dermavant issued common shares to NovaQuest and the holders of the RIPSA in an aggregate amount equal to approximately 13.2% of Dermavant’s issued and outstanding common and preferred shares (on an as converted basis) pursuant to subscription agreements (the “Subscription Agreements”). The common shares include certain antidilution top-up rights tied to RSL’s Commitment. The Amendments, together with the Equity Commitment Letter and the Subscription Agreements, constitute the “Debt Renegotiation.”

As of closing of the Debt Renegotiation, RSL owned approximately 87% of Dermavant’s issued and outstanding common and preferred shares.

The Company is in the process of evaluating the accounting impact as a result of the Debt Renegotiation.

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

Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2024, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2024 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management, under the supervision of and with the participation of our Chief Executive Officer and our Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2024. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2024, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2024, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Roivant Sciences Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Roivant Sciences Ltd.’s internal control over financial reporting as of March 31, 2024, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Roivant Sciences Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2024, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2024 and 2023, the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the two years in the period ended March 31, 2024, and the related notes and our report dated May 30, 2024 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Ernst & Young LLP
Iselin, New Jersey
May 30, 2024

ITEM 9B.	OTHER INFORMATION

As previously disclosed, on May 24, 2024, Dermavant Sciences Ltd. (“DSL”), a subsidiary of the Company, and certain of DSL’s wholly-owned subsidiaries (together with DSL, “Dermavant”), entered into a series of agreements to renegotiate DSL’s existing debt obligations and reduce its potential cash payments due under these obligations by over $300 million in aggregate, of which an expected reduction of approximately $225 million would be achieved over the next three fiscal years (the “Debt Renegotiation”).

As part of the Debt Renegotiation, Dermavant entered into amendments to (i) the Revenue Interest Purchase and Sale Agreement dated as of May 14, 2021 (as amended from time to time, the “RIPSA”) with XYQ Luxco, NovaQuest Co-Investment Fund XVII, L.P., an affiliate of NovaQuest Capital Management, LLC, and MAM Tapir Lender, LLC, an affiliate of Marathon Asset Management, L.P. (collectively, the “RIPSA Purchasers”), together with U.S. Bank Trust Company (as successor in interest to U.S. Bank National Association), as collateral agent, (ii) the Credit Agreement dated as of May 14, 2021 (as amended from time to time, the “Credit Agreement”) with XYQ Luxco, as lender, and U.S. Bank Trust Company (as successor in interest to U.S. Bank National Association), as collateral agent, and (iii) the Funding Agreement dated as of July 10, 2018 (as amended from time to time, the “NovaQuest Agreement”) with NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”), as described below.

In addition, as part of the Debt Renegotiation, (i) Roivant entered into an equity commitment letter (the “Equity Commitment Letter”) pursuant to which Roivant has agreed to contribute $195 million to DSL in exchange for DSL issuing Roivant convertible preferred shares with a liquidation preference equal to 1.5 times its invested capital, and (ii) DSL issued each of the RIPSA Purchasers and NovaQuest common shares in an aggregate amount equal to approximately 13.2% of DSL’s issued and outstanding common and preferred shares (on an as converted basis), which common shares include certain antidilution top-up rights tied to Roivant’s equity commitment. At closing of the Debt Renegotiation and giving effect to the funding by Roivant of the full $195 million preferred equity commitment made to DSL, Roivant will own approximately 87% of DSL’s issued and outstanding common and preferred shares and approximately 82% of DSL on a fully-diluted basis, inclusive of issued but unexercised warrants and options and restricted stock units held by current and former employees and other service providers (for purposes of this calculation, assuming no future incentive equity grants).

Amendment to the RIPSA

On May 24, 2024, Dermavant entered into an amendment to the RIPSA (the “RIPSA Amendment”), which provides for, among other things, a near-term cap on the royalties currently payable to the RIPSA Purchasers, equal to $6 million per fiscal year for each of the fiscal years ended March 31, 2025, 2026 and 2027. The RIPSA Amendment did not otherwise amend the amount of the royalty payable to the RIPSA Purchasers, which is based on a capped single-digit revenue interest in net sales of VTAMA for all dermatological indications in the U.S., up to a cap of $344 million. The RIPSA Amendment also includes certain other modifications to non-economic terms of the RIPSA, including certain representations and covenants relating to the continued validity of, and performance by Roivant under, the Equity Commitment Letter.

Amendment to the Credit Agreement

On May 24, 2024, Dermavant entered into an amendment to the Credit Agreement (the “Credit Agreement Amendment”), which provides for an extension of the maturity date of the Credit Agreement from May 2026 to May 2028 and an increase in the interest rate payable on borrowings under the Credit Agreement from 10% to 12.25% per annum. The Credit Agreement Amendment also provides that Dermavant has the option to prepay the Credit Agreement in whole or in part, subject to (i) until May 2025, a prepayment premium of 5.0% of the principal amount being repaid (plus the present value of all future scheduled interest on the principal being prepaid that would accrue through May 2025 calculated based on a discount rate equal to the treasury rate plus 100 basis points, except in the event the prepayment is due to a change of control), (ii) from May 2025 to May 2026, a prepayment premium of 5.0% of the principal amount being repaid, and (iii) from May 2026 to May 2027, a prepayment premium of 2.5% of the principal amount being repaid. From May 2027 through maturity, the Credit Agreement may be prepaid in whole or in part without a prepayment premium. All other material terms of the Credit Agreement remain substantially the same. The Credit Agreement Amendment also includes certain other modifications to non-economic terms of the Credit Agreement, including certain representations and covenants relating to the continued validity of, and performance by Roivant under, the Equity Commitment Letter.

Amendment to the NovaQuest Agreement

On May 24, 2024, Dermavant entered into an amendment to the NovaQuest Agreement (the “NovaQuest Agreement Amendment” and, together with the RIPSA Amendment and the Credit Agreement Amendment, the “Amendments”). The NovaQuest Agreement Amendment provides for the elimination of fixed quarterly payments totaling $176.3 million that would have been due and payable following regulatory approval of tapinarof in the U.S. for atopic dermatitis, if approved. In addition, the NovaQuest Agreement Amendment (i) eliminates payments of up to $141.0 million to NovaQuest that would have been due and payable upon achievement of certain commercial milestones by Dermavant and (ii) amends the timing of remaining cash payments, which now total $122.5 million in aggregate, to be paid between the fiscal years ending March 31, 2025 and March 31, 2029. The NovaQuest Agreement Amendment also includes certain other modifications to non-economic terms of the NovaQuest Agreement, including certain representations and covenants relating to the continued validity of, and performance by Roivant under, the Equity Commitment Letter.

The foregoing descriptions of the Amendments are not complete and are qualified in their entirety by reference to the full text of the Amendments, copies of which will be filed as exhibits to Roivant’s next quarterly report on Form 10-Q filed with the SEC and will be publicly available.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

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

The Shareholders required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2024 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2024.

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

(b) Exhibits required by Item 601 of Regulation S-K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

2.1*	Business Combination Agreement, dated as of May 1, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.1	June 28, 2022

2.2#*	Agreement and Plan of Merger, dated as of February 2, 2021, by and among Roivant Sciences Ltd., Silicon Insite, Inc., Silicon TX China, Silicon Therapeutics, LLC and Silicon SWAT, Inc.	S-4/A	333-256165	2.2	July 1, 2021

2.3*	Transaction Agreement, dated as of October 31, 2019, by and among Sumitomo Dainippon Pharma Co., Ltd., Vant Alliance Ltd., Roivant Sciences Ltd., Enzyvant Therapeutics Ltd., Altavant Sciences Ltd. and Spirovant Sciences Ltd.	SC 13D/A	—	7.04	November 4, 2019

2.4#*	Asset Purchase Agreement, dated as of July 10, 2018, by and among GlaxoSmithKline Intellectual Property Development Ltd., Glaxo Group Limited and Dermavant Sciences GmbH	S-4	333-256165	2.6	May 14, 2021

2.5#*	Asset Purchase Agreement, dated as of May 29, 2012, by and between Glaxo Group Limited and Welichem Biotech Inc.	S-4	333-256165	2.7	May 14, 2021

2.6#*	First Amendment to the Asset Purchase Agreement, dated as of August 31, 2012, by and between Glaxo Group Limited and Welichem Biotech, Inc.	S-4	333-256165	2.8	May 14, 2021

2.7*	Amendment No. 1 to the Business Combination Agreement, dated June 9, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.9	June 28, 2022

2.8#†*	Stock Purchase Agreement, by and among Roche Holdings, Inc., Roivant Sciences Ltd., Pfizer Inc. and Telavant Holdings, Inc., dated as of October 22, 2023	10-Q	001-40782	2.1	November 13, 2023

3.1*	Memorandum of Association of Roivant Sciences Ltd.	S-4/A	333-256165	3.1	July 1, 2021

3.2*	Amended and Restated Bye-laws of Roivant Sciences Ltd.	8-K	001-40782	3.1	October 1, 2021

4.1*	Specimen Ordinary Share Certificate of Roivant Sciences Ltd.	S-4/A	333-256165	4.5	August 3, 2021

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40782	4.5	June 28, 2023

10.1*	Third Amended and Restated Registration Rights Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd. and the parties thereto	10-K	001-40782	10.1	June 28, 2022

10.2*	Sponsor Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.3	June 28, 2022

10.3*	Form of Transaction Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp. and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.4	June 28, 2022

10.4*	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Montes Archimedes Acquisition Corp.	8-K	001-39597	10.1	October 13, 2020

10.5#*	License Agreement, dated as of December 19, 2017, by and between HanAll Biopharma Co., Ltd. and Roivant Sciences GmbH	8-K	001-38906	10.6	December 20, 2019

10.6#*	Collaboration and License Agreement, dated as of January 15, 2020, by and between Dermavant Sciences GmbH and Japan Tobacco Inc.	S-4	333-256165	10.7	May 14, 2021

10.7#*	Clinical Manufacturing and Supply Agreement, dated August 20, 2018, by and between Dermavant Sciences GmbH and GlaxoSmithKline Trading Services Limited	S-4	333-256165	10.8	May 14, 2021

10.8#*	Commercial Manufacturing and Supply Agreement, dated April 1, 2019, by and between Dermavant Sciences GmbH and GlaxoSmithKline Trading Services Limited	S-4	333-256165	10.9	May 14, 2021

10.9#*	Funding Agreement, dated as of July 10, 2018, by and between Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P.	S-4	333-256165	10.10	May 14, 2021

10.10#*	First Amendment to Funding Agreement, dated as of October 11, 2018, by and between Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P.	S-4	333-256165	10.11	May 14, 2021

10.11#*	Cross License Agreement, dated as of April 11, 2018, by and between Genevant Sciences Ltd. and Arbutus Biopharma Corporation	10-Q	001-34949	10.3	August 7, 2020

10.12#*	First Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.4	August 7, 2020

10.13#*	Second Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.5	August 7, 2020

10.14*	Form of Indemnity Agreement	S-4/A	333-256165	10.24	July 1, 2021

10.15*^	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	S-4	333-256165	10.25	May 14, 2021

10.16*^	Roivant Sciences Ltd. 2021 Equity Incentive Plan	S-8	333-260173	99.1	October 8, 2021

10.17*^	Executive Employment Agreement between Roivant Sciences, Inc. and Matthew Gline, dated as of May 14, 2021	S-4	333-256165	10.28	May 14, 2021

10.18*^	Executive Employment Agreement between Roivant Sciences, Inc. and Eric Venker, dated as of May 14, 2021	S-4	333-256165	10.29	May 14, 2021

10.19#*	Credit Agreement by and among Dermavant Sciences Ltd., Dermavant Holdings Limited, Dermavant Sciences IRL Limited, Dermavant Sciences GmbH, certain subsidiaries of Dermavant Sciences Ltd., XYQ Luxco S.A.R.L. and U.S. Bank National Association, as collateral agent, dated as of May 14, 2021	S-4/A	333-256165	10.31	July 1, 2021

10.20#*	Revenue Interest Purchase and Sale Agreement by and among Dermavant Sciences GmbH, certain purchasers and U.S. Bank National Association as collateral agent, dated as of May 14, 2021	S-4/A	333-256165	10.32	July 1, 2021

10.21*	Amendment No. 1 to the Support Agreement, dated as of June 9, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.28	June 28, 2022

10.22*	Amendment No. 2 to the Support Agreement, dated as of September 30, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	8-K	001-40782	10.1	October 1, 2021

10.23*^	Amended & Restated Roivant Sciences Ltd. Employee Stock Purchase Plan	10-K	001-40782	10.27	June 28, 2023

10.24#*	Third Amendment to Cross License Agreement, dated December 9, 2021, by and between Genevant Sciences GmbH and Arbutus Biopharma Corporation	S-1	333-261853	10.37	December 22, 2021

10.25#†*	Exclusive License Agreement, dated as of November 24, 2021, by and between Eisai Co. Ltd and Pharmavant 7 GmbH	10-Q	001-40782	10.1	February 14, 2022

10.26#†*	Investor Rights Agreement, dated as of September 13, 2021, by and among Priovant Holdings, Inc., Roivant Sciences Ltd. and Pfizer Inc.	10-K	001-40782	10.36	June 28, 2022

10.27#†*	License and Collaboration Agreement, dated as of September 13, 2021, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.37	June 28, 2022

10.28#*	Amendment No. 1 to License and Collaboration Agreement, dated as of June 10, 2022, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.38	June 28, 2022

10.29^*	Employment Agreement between Roivant Sciences, Inc. and Mayukh Sukhatme, dated as of May 19, 2020	S-1/A	333-26	10.39	July 28, 2022

10.30#†*	Partial Termination and Supplementary Fee Agreement relating to the Clinical Supply Agreement and Commercial Supply Agreement, dated as of July 25, 2022, by and between GlaxoSmithKline Trading Services Limited and Dermavant Sciences GmbH	10-Q	001-40782	10.1	November 14, 2022

10.31#†*	Master Commercial Manufacturing and Supply Agreement, dated as of July 1, 2022, by and between Dermavant Sciences GmbH and Thermo Fisher Scientific Cork Limited	10-Q	001-40782	10.2	November 14, 2022

10.32*	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.39	June 28, 2023

10.33*	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.40	June 28, 2023

10.34*	Form of Performance Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.41	June 28, 2023

10.35*	Form of Capped Value Appreciation Right Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.42	June 28, 2023

10.36*	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	10-K	001-40782	10.43	June 28, 2023

10.37*	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	10-K	001-40782	10.44	June 28, 2023

10.38#	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021	10-Q	001-38906	10.2	February 4, 2022

10.39#	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021	10-Q	001-38906	10.3	February 4, 2022

21.1	List of Subsidiaries of Roivant Sciences Ltd.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Roivant Sciences Ltd.	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

97	Roivant Sciences Ltd. Compensation Recoupment Policy	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.
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

^	Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-K pursuant to Item 15(b).

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Roivant Sciences Ltd.

Date: May 30, 2024	By:	/s/ Matt Maisak
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

Signature	Title	Date

/s/ Matthew Gline	Chief Executive Officer and Director (Principal Executive Officer)	May 30, 2024
Matthew Gline

/s/ Richard Pulik	Chief Financial Officer (Principal Financial Officer)	May 30, 2024
Richard Pulik

/s/ Rakhi Kumar	Chief Accounting Officer (Principal Accounting Officer)	May 30, 2024
Rakhi Kumar

/s/ Mayukh Sukhatme	President and Chief Investment Officer and Director	May 30, 2024
Mayukh Sukhatme

/s/ Keith Manchester	Director	May 30, 2024
Keith Manchester

/s/ Ilan Oren	Director	May 30, 2024
Ilan Oren

/s/ Daniel Gold	Director	May 30, 2024
Daniel Gold

/s/ Melissa Epperly	Director	May 30, 2024
Melissa Epperly

/s/ Meghan FitzGerald	Director	May 30, 2024
Meghan FitzGerald

/s/ James C. Momtazee	Director	May 30, 2024
James C. Momtazee