Form 10-Q
period 2024-06-30
Roivant Sciences Ltd.
filed 2024-08-09
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 6, 2024, the registrant had 739,521,824 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate twitter account (@Roivant), other social media platforms, webcasts, press releases and conference calls. Similarly, our subsidiary Immunovant, Inc. may announce material business and financial information to its investors and others using its investor relations website (https://immunovant.com/investors), filings it makes with the SEC, social media platforms, webcasts, press releases and conference calls. We and our public company subsidiaries use these mediums to communicate with our and our public company subsidiaries’ shareholders and the public about our company, our subsidiaries, our products and product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company and our public company subsidiaries to review this information.
The above-referenced information is not incorporated by reference into this filing and the website addresses and Twitter account name are provided only as inactive textual references.
Summary Risk Factors
You should consider carefully the risks described under “Risk Factors” in Part II, Item 1.A of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its consolidated subsidiaries and affiliates, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

Risks Related to Our Business and Industry

•
Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability. We have generated limited revenue from our operations since inception, and there is no guarantee that we will generate significant revenues in the future.

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

•
If the patent applications we hold or have in-licensed with respect to our products or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future products or product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our products. Any such outcome could have a materially adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the claims in such applications unless and until a patent issues from such applications.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization;

•	our relatively limited experience as a commercial-stage company and ability to successfully commercialize VTAMA® (tapinarof);

•	our ability to acquire or in-license new product candidates;

•	the allocation of capital and personnel across our business;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	potential future payments related to our products and product candidates;

•	our ability to consummate strategic transactions;

•	the use of our cash and cash equivalents;

•	clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,678,514	$6,535,706
Other current assets	322,985	196,122
Total current assets	6,001,499	6,731,828
Property and equipment, net	17,840	19,058
Operating lease right-of-use assets	45,313	46,892
Investments measured at fair value	262,979	247,753
Intangible assets, net	136,009	137,842
Other assets	32,808	39,109
Total assets	$6,496,448	$7,222,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,743	$53,225
Accrued expenses	138,288	175,586
Operating lease liabilities	9,489	9,893
Current portion of long-term debt (includes $6,000 and $6,000 accounted for under the fair value option at June 30, 2024 and March 31, 2024, respectively)	12,000	12,000
Other current liabilities	27,525	16,054
Total current liabilities	215,045	266,758
Liability instruments measured at fair value	26,887	25,737
Operating lease liabilities, noncurrent	45,853	47,265
Long-term debt, net of current portion (includes $82,369 and $204,371 accounted for under the fair value option at June 30, 2024 and March 31, 2024, respectively)	311,716	430,591
Other liabilities	1,661	3,602
Total liabilities	601,162	773,953
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 739,053,106 and 806,677,954 shares issued and outstanding at June 30, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	4,781,788	5,396,492
Retained earnings	671,469	576,172
Accumulated other comprehensive loss	(17,948)	(4,083)
Shareholders’ equity attributable to Roivant Sciences Ltd.	5,435,309	5,968,581
Noncontrolling interests	459,977	479,948
Total shareholders’ equity	5,895,286	6,448,529
Total liabilities and shareholders’ equity	$6,496,448	$7,222,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2024	2023
Revenues:
Product revenue, net	$18,367	$16,659
License, milestone and other revenue	36,765	4,965
Revenue, net	55,132	21,624
Operating expenses:
Cost of revenues	3,978	4,214
Research and development (includes $11,009 and $7,953 of share-based compensation expense for the three months ended June 30, 2024 and 2023, respectively)	133,208	125,133
Acquired in-process research and development	—	12,500
Selling, general and administrative (includes $39,144 and $41,192 of share-based compensation expense for the three months ended June 30, 2024 and 2023, respectively)	148,519	156,190
Total operating expenses	285,705	298,037
Gain on sale of Telavant net assets	110,387	—
Loss from operations	(120,186)	(276,413)
Change in fair value of investments	(15,226)	7,564
Change in fair value of debt and liability instruments	(118,202)	54,512
Interest income	(72,127)	(16,715)
Interest expense	13,399	8,912
Other expense (income), net	1,825	(4,593)
Income (loss) before income taxes	70,145	(326,093)
Income tax expense	12,655	1,752
Net income (loss)	57,490	(327,845)
Net loss attributable to noncontrolling interests	(37,807)	(36,029)
Net income (loss) attributable to Roivant Sciences Ltd.	$95,297	$(291,816)

Net income (loss) per common share:
Basic	$0.13	$(0.38)
Diluted	$0.12	$(0.38)

Weighted average shares outstanding:
Basic	735,816,536	759,273,550
Diluted	781,627,601	759,273,550

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Net income (loss)	$57,490	$(327,845)
Other comprehensive loss:
Change in fair value of debt due to change in subsidiary credit risk	(10,600)	—
Foreign currency translation adjustment	(3,232)	(4,148)
Total other comprehensive loss	(13,832)	(4,148)
Comprehensive income (loss)	43,658	(331,993)
Comprehensive loss attributable to noncontrolling interests	(37,774)	(36,184)
Comprehensive income (loss) attributable to Roivant Sciences Ltd.	$81,432	$(295,809)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Subsidiary stock options exercised	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2023	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$57,490	$(327,845)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Share-based compensation	50,191	49,260
Change in fair value of investments	(15,226)	7,564
Change in fair value of debt and liability instruments	(118,202)	54,512
Gain on sale of Telavant net assets	(110,387)	—
Depreciation and amortization	4,883	5,839
Non-cash lease expense	1,581	1,620
Other	5,576	(5,640)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(16,334)	(4,639)
Accounts payable	(25,267)	11,940
Accrued expenses	(37,584)	(49,960)
Operating lease liabilities	(1,816)	(2,009)
Other	12,266	9,426
Net cash used in operating activities	(192,829)	(249,932)
Cash flows from investing activities:
Purchase of property and equipment	(965)	(403)
Other	—	508
Net cash (used in) provided by investing activities	(965)	105
Cash flows from financing activities:
Repayment of debt by subsidiary	(1,500)	(7,344)
Payments on principal portion of finance lease obligations	(329)	(464)
Proceeds from exercise of the Company’s and subsidiary stock options	2,271	21,028
Taxes paid related to net settlement of equity awards	(12,673)	(5,743)
Repurchase of common shares	(648,385)	—
Net cash (used in) provided by financing activities	(660,616)	7,477
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(2,740)	(117)
Net change in cash, cash equivalents and restricted cash	(857,150)	(242,467)
Cash, cash equivalents and restricted cash at beginning of period	6,550,450	1,692,115
Cash, cash equivalents and restricted cash at end of period	$5,693,300	$1,449,648
Non-cash investing and financing activities:
Dividend payable	$—	$6,000
Issuance of subsidiary shares in connection with Debt Renegotiation	$11,647	$—
Other	$113	$(33)

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

RSL completed its business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company, on September 30, 2021 and on October 1, 2021 began trading on the Nasdaq Global Select Market under the ticker symbol “ROIV.”

(B) Liquidity

Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of June 30, 2024, the Company had cash and cash equivalents of approximately $5.7 billion and its retained earnings was approximately $671.5 million. For the three months ended June 30, 2024 and 2023, the Company had net income of approximately $57.5 million and incurred a net loss of approximately $327.8 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary, Dermavant Sciences Ltd. (“Dermavant”), the Company has launched its first commercial product, VTAMA, following approval by the FDA in May 2022.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all normal and recurring adjustments that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, for any other interim period, or for any other future year.

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

For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its unaudited condensed consolidated statements of operations equal to the noncontrolling interest’s proportionate share of the respective operations. The Company presents noncontrolling interests as a component of shareholders’ equity on its unaudited condensed consolidated balance sheets.

The Company accounts for changes in its ownership interest in its subsidiaries while control is retained as equity transactions. The carrying amount of the noncontrolling interest is adjusted to reflect the change in the ownership interest in the subsidiary. Any difference between the fair value of the consideration received or paid and the amount by which the noncontrolling interest is adjusted is recognized within shareholders’ equity attributable to RSL.

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

The Company has long-lived assets in different geographic locations. As of June 30, 2024 and March 31, 2024, a majority of the Company’s long-lived assets were located in the United States (‘‘U.S.’’).

(D) Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	June 30, 2024	March 31, 2024
Cash and cash equivalents	$5,678,514	$6,535,706
Restricted cash (included in “Other current assets”)	5,409	5,367
Restricted cash (included in “Other assets”)	9,377	9,377
Cash, cash equivalents and restricted cash	$5,693,300	$6,550,450

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

(F) Investments

Investments in equity securities for which the Company does not have control or significant influence may be accounted for using (i) the fair value option, if elected, (ii) fair value through earnings, if fair value is readily determinable or (iii) for equity investments without readily determinable fair values, the measurement alternative to measure at cost adjusted for any impairment and observable price changes, as applicable. The election to use the measurement alternative is made for each eligible investment.

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); Class A units of Heracles Parent, L.L.C. (“Datavant”); liability instruments issued, including the earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 13, “Earn-Out Shares”); its investments in other entities; cash and cash equivalents consisting of money market funds; accounts payable; and long-term debt.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Long-term debt issued by Dermavant for which the fair value option has been elected is included in Level 3 of the fair value hierarchy as the assumptions and estimates used in the valuation are unobservable in the market. Other long-term debt issued by Dermavant is recorded at amortized cost under the interest method.

(H) Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Form 10-K for the year ended March 31, 2024.

(I) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the three months ended June 30, 2024.

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

In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which includes updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and are applicable to the Company’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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
(B) License, Milestone and Other Revenue
In January 2020, Dermavant entered into a collaboration and license agreement with Japan Tobacco Inc. (“JT”) for exclusive rights to develop, register, and market tapinarof in Japan for the treatment of dermatological diseases and conditions, including psoriasis and atopic dermatitis. In conjunction with this agreement, JT executed an exclusive license agreement with its subsidiary, Torii Pharmaceutical Co., Ltd., for co-development and commercialization of tapinarof in Japan. The Company evaluated the collaboration and license agreement and concluded that JT is a customer. During the three months ended June 30, 2024, the Company determined that certain development milestones totaling $28.0 million became probable as such milestones were achieved. As a result, the Company recorded $28.0 million as license, milestone and other revenue in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024. The payment was received in July 2024.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of June 30, 2024 and March 31, 2024, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of June 30, 2024, RSL held approximately 21% of issued and outstanding shares of Arbutus.

At June 30, 2024 and March 31, 2024, the aggregate fair value of the Company’s investment in Arbutus was $120.0 million and $100.2 million, respectively, with the Company recognizing an unrealized gain of $19.8 million and an unrealized loss of $28.4 million on its investment in Arbutus in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on June 30, 2024 and March 31, 2024 of $3.09 and $2.58, respectively.

Investment in Datavant

The Company holds an investment in Class A units of Datavant. As of June 30, 2024, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of June 30, 2024 and March 31, 2024, the fair value of the Company’s investment was $142.9 million and $147.5 million, respectively, with the Company recognizing an unrealized loss of $4.6 million and an unrealized gain of $20.9 million on its investment in Datavant in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024 and 2023, respectively.

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

Both of the above milestones were capitalized as intangible assets upon achievement and are being amortized over their estimated useful lives.

The following table summarizes the Company’s recognized intangible assets (in thousands):

	June 30, 2024	March 31, 2024
Gross amount	$155,778	$155,171
Less: accumulated amortization	(19,769)	(17,329)
Net book value	$136,009	$137,842

Amortization expense was $2.4 million for each of the three months ended June 30, 2024 and 2023 and was recorded as part of “Cost of revenues” in the accompanying condensed consolidated statements of operations. Future amortization expense is approximately $7.1 million for the remainder of the year ending March 31, 2025, $9.5 million for each of the years ending from March 31, 2026 through March 31, 2030 and $81.4 million thereafter. The Company’s intangible assets are denominated in currencies other than U.S. dollar and therefore are subject to foreign currency movements.

Note 6—Recent Transactions and Developments

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

Pursuant to the Stock Purchase Agreement, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment applies to the one-time milestone payment. The Company received an upfront payment of approximately $5.2 billion in cash as its pro rata portion of the consideration upon closing of the Roche Transaction.

In June 2024, the one-time milestone was achieved. Accordingly, the Company will receive approximately $110.4 million in cash for its pro rata portion of the milestone payment. The Company recognized a gain on sale of Telavant net assets of $110.4 million related to the one-time milestone payment during the three months ended June 30, 2024 in the accompanying condensed consolidated statements of operations. As of June 30, 2024, the milestone payment receivable of approximately $110.4 million is reflected as part of “Other current assets” on the accompanying condensed consolidated balance sheets. The milestone payment was received on August 2, 2024.

Note 7—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at June 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Prepaid expenses	$57,282	$55,096
Trade receivables, net	79,791	53,545
Restricted cash	5,409	5,367
Inventory	33,997	35,251
Income tax receivable	2,397	1,827
Interest receivable	22,646	27,441
Milestone receivable	110,387	—
Other	11,076	17,595
Total other current assets	$322,985	$196,122

(B) Accrued Expenses

Accrued expenses at June 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Research and development expenses	$46,455	$40,313
Compensation-related expenses	37,828	61,242
Sales allowances	27,736	23,277
Other expenses	26,269	50,754
Total accrued expenses	$138,288	$175,586

(C) Other Current Liabilities

Other current liabilities at June 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	June 30, 2024	March 31, 2024
Deferred revenue	$2,660	$4,168
Income tax payable	23,442	10,469
Other	1,423	1,417
Total other current liabilities	$27,525	$16,054

Note 8—Long-Term Debt

Dermavant

Funding Agreement with NovaQuest

In connection with Dermavant’s acquisition of tapinarof from GSK pursuant to an asset purchase agreement (the “GSK Agreement”), Dermavant and NovaQuest Co-Investment Fund VIII, L.P. (“NovaQuest”) entered into a funding agreement (the “NovaQuest Agreement”). Pursuant to the NovaQuest Agreement, Dermavant borrowed $100.0 million in August 2018 and $17.5 million in October 2018. In May 2024, Dermavant entered into a series of agreements to renegotiate its existing debt obligations (the “Debt Renegotiation”). The Debt Renegotiation included an amendment to the NovaQuest Agreement (the “NovaQuest Agreement Amendment”) as discussed further below.

Pursuant to the original terms of the NovaQuest Agreement, Dermavant agreed to make fixed payments to NovaQuest under the NovaQuest Agreement upon regulatory approval of tapinarof in exchange for the $117.5 million in total funding from NovaQuest. For each of the atopic dermatitis and psoriasis indications, Dermavant was required to make quarterly payments to NovaQuest totaling $176.3 million per indication over a six-year period following regulatory approval of tapinarof for the applicable indication in the U.S. In the event that Dermavant received regulatory approval for one indication, and Dermavant terminated the development of the other indication for any reason other than a Technical Failure (as defined below), then Dermavant would be required to make the above-referenced quarterly payments to NovaQuest up to $440.6 million over a 15-year period for the approved indication, which are referred to as 15-year Payments. A Technical Failure was deemed to occur for an indication if the development program for such indication was terminated due to (1) significant safety concerns, (2) material adverse developments or (3) the receipt by Dermavant of a complete response letter or a final non-approval letter from the FDA that was expected to result in significant delay or cost to reach commercialization for the applicable indication. In addition, Dermavant was required to make up to $141.0 million in payments to NovaQuest upon achievement of certain commercial milestones. In the event that Dermavant was required to start making 15-year Payments, then Dermavant had the right to offset such amounts by up to $88.1 million of the commercial milestone payments, with such offset being applied to the quarterly payments in reverse chronological order (such that the final quarterly payments owed would be used first to offset the commercial milestone payments).

The NovaQuest Agreement Amendment eliminated the fixed quarterly cash payments totaling $176.3 million that would have been due and payable following regulatory approval of tapinarof in the U.S. for atopic dermatitis, if approved. In addition, the NovaQuest Agreement Amendment (i) eliminated cash payments of up to $141.0 million to NovaQuest that would have been due and payable upon achievement of certain commercial milestones by Dermavant and (ii) amended the timing of remaining cash payments, which now total $122.5 million in aggregate, to be paid between the fiscal years ending March 31, 2025 and March 31, 2029, with payments totaling $6.0 million per fiscal year for the fiscal years ending March 31, 2025 and March 31, 2026. There are no royalty payment requirements on commercialization of tapinarof.

In connection with the NovaQuest Agreement Amendment, Dermavant issued common shares to NovaQuest with a total fair value of $11.7 million, representing approximately 12.0% of Dermavant’s issued and outstanding common and preferred shares (on an as converted basis). The common shares include certain anti-dilution top-up rights tied primarily to an equity commitment made by RSL. Refer to Note 9, “Shareholders’ Equity” for further detail regarding the equity commitment made by RSL. The consideration paid was applied as a reduction to the long-term debt.

As of June 30, 2024, Dermavant has made cumulative payments totaling $60.3 million to NovaQuest.

At issuance, the Company concluded that certain features of the long-term debt would be considered derivatives that would require bifurcation. In lieu of bifurcating various features in the agreement, the Company has elected the fair value option for this financial instrument and records the changes in the fair value within the accompanying condensed consolidated statements of operations at the end of each reporting period. As of June 30, 2024 and March 31, 2024, the fair value of the debt was $88.4 million and $210.4 million, respectively. The fair value as of June 30, 2024 reflects the amended terms resulting from the Debt Renegotiation. Refer to Note 14, “Fair Value Measurements” for additional details regarding the fair value measurement.

The carrying balance of the debt issued to NovaQuest was as follows (in thousands):

	June 30, 2024	March 31, 2024
Fair value of long-term debt	$88,369	$210,371
Less: current portion	(6,000)	(6,000)
Total long-term debt, net	$82,369	$204,371

Credit Facility with XYQ Luxco

In May 2021, Dermavant and certain of its subsidiaries entered into a $40.0 million senior secured credit facility (the “Credit Facility”) with XYQ Luxco S.A.R.L (“XYQ Luxco”), as lender, and U.S. Bank National Association, as collateral agent. As part of the Debt Renegotiation in May 2024, the Credit Facility was amended (the “Credit Facility Amendment”) to extend the maturity date of the Credit Facility from May 2026 to May 2028 and to increase the interest rate payable on borrowings under the Credit Facility from 10.00% to 12.25% per annum.

Under the terms of the Credit Facility, as amended by the Credit Facility Amendment, the Credit Facility matures in May 2028 and bears an interest rate of 12.25% per annum. Interest is payable quarterly in arrears on the last day of each calendar quarter through the maturity date. A lump sum principal payment is due on the maturity date. Dermavant is also obligated to pay an exit fee of $5.0 million. The exit fee can be reduced to $4.0 million upon achievement of certain equity milestones defined in the agreement, which are not deemed likely as of June 30, 2024.

The Credit Facility Amendment was accounted for as a troubled debt restructuring as (i) Dermavant was experiencing financial difficulties and (ii) the lender was determined to have granted a concession. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments for the Credit Facility exceeded the carrying value of the Credit Facility as of the effective date of the Credit Facility Amendment.

Outstanding debt obligations to XYQ Luxco were as follows (in thousands):

	June 30, 2024	March 31, 2024
Principal amount	$40,000	$40,000
Exit fee	5,000	5,000
Less: unamortized discount and debt issuance costs	(7,190)	(7,514)
Total debt, net	37,810	37,486
Less: current portion	—	—
Total long-term debt, net	$37,810	$37,486

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

As part of the Debt Renegotiation in May 2024, the RIPSA was amended (the “RIPSA Amendment”). The RIPSA Amendment provided for, among other things, a near-term cap on the royalties currently payable equal to $6.0 million per fiscal year for each of the fiscal years ending March 31, 2025, 2026 and 2027. The RIPSA Amendment did not otherwise amend the amount of the royalty payable, which is based on a capped single-digit revenue interest in net sales of VTAMA for all dermatological indications in the U.S., up to a cap of $344.0 million.

In connection with the RIPSA Amendment, Dermavant issued common shares to the holders of the RIPSA with a total fair value of $1.2 million, representing approximately 1.2% of Dermavant’s issued and outstanding common and preferred shares (on an as converted basis). The common shares include certain anti-dilution top-up rights tied primarily to an equity commitment made by RSL. Refer to Note 9, “Shareholders’ Equity” for further detail regarding the equity commitment made by RSL. The consideration paid was applied as a reduction to the long-term debt.

Each amended debt instrument held by the holders of the RIPSA under the RIPSA Amendment was accounted for as a troubled debt restructuring as (i) Dermavant was experiencing financial difficulties and (ii) the lender was determined to have granted a concession. The Company did not record a gain in connection with the restructuring as the total undiscounted future cash payments for the RIPSA exceeded the carrying balance of the RIPSA as of the effective date of the RIPSA Amendment.

The RIPSA carrying balance was as follows (in thousands):
	June 30, 2024	March 31, 2024
Carrying balance	$201,410	$198,810
Less: unamortized issuance costs	(3,873)	(4,076)
Total debt, net	197,537	194,734
Less: current portion	(6,000)	(6,000)
Total long-term debt, net	$191,537	$188,734

Note 9—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of June 30, 2024, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program

The Company’s board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. ("Sumitomo") and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million.

(C) Debt Renegotiation

In conjunction with the Debt Renegotiation completed in May 2024, RSL entered into an equity commitment letter (the “Equity Commitment Letter”) with Dermavant. Under the Equity Commitment Letter, RSL agreed to contribute $195.0 million (the “Commitment”) to Dermavant in exchange for convertible preferred shares with a 1.5 times liquidation preference on invested capital. RSL has contributed $125.0 million of the Commitment as of June 30, 2024. As part of the Debt Renegotiation, Dermavant issued common shares with an aggregate fair value of $12.9 million to NovaQuest and the holders of the RIPSA, representing approximately 13.2% of Dermavant’s issued and outstanding common and preferred shares (on an as converted basis). The common shares include certain anti-dilution top-up rights tied primarily to RSL’s Commitment.

Note 10—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At June 30, 2024, a total of 37,558,162 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the three months ended June 30, 2024 was as follows:

Number of Options
Options outstanding at March 31, 2024	147,068,607
Granted	3,663,556
Exercised	(241,387)
Options outstanding at June 30, 2024	150,490,776
Options exercisable at June 30, 2024	104,709,668

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units and performance stock units under the RSL Equity Plans for the three months ended June 30, 2024 was as follows:

Number of Shares
Non-vested balance at March 31, 2024	16,778,211
Granted	2,652,124
Vested	(2,225,415)
Forfeited	(226,295)
Non-vested balance at June 30, 2024	16,978,625

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of June 30, 2024, 17,548,368 CVARs remain outstanding. These CVARs had met the service vesting condition as of June 30, 2024 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date.

November 2021 CVAR Grants

Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the three months ended June 30, 2024 was as follows:

Number of CVARs
Non-vested balance at March 31, 2024	1,782,078
Vested	(290,968)
Forfeited	(65,446)
Non-vested balance at June 30, 2024	1,425,664

During the three months ended June 30, 2024, 290,968 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $17.5 million and $14.9 million for the three months ended June 30, 2024 and 2023, respectively, related to subsidiary EIPs.

Note 11—Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 18.0% and (0.5)%, respectively. The effective tax rate for the three months ended June 30, 2024 is driven by the Company’s gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for three months ended June 30, 2023 is driven by the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 12—Commitments and Contingencies

(A) Commitments

Long-Term Debt

The Company is obligated to make contractual payments related to its long-term debt. Refer to Note 8, “Long-Term Debt” for further information.

Lease Commitments

The Company has leases, consisting primarily of real estate leases. Refer to Note 13, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding the Company’s lease commitments. There have been no material changes to the commitments relating to the Company’s leases during the three months ended June 30, 2024.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 14, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements during the three months ended June 30, 2024, apart from changes to the milestones owed to NovaQuest as a result of the NovaQuest Agreement Amendment as discussed in Note 8, “Long-Term Debt.” The Company has further commitments relating to other asset acquisition and license agreements entered and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during the Company’s clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and prices. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of June 30, 2024, the remaining minimum purchase commitment related to these agreements was estimated to be approximately $25.9 million.

In November 2021, the Company's subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of June 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $44.5 million.

Cash Bonus Program

During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”). During the three months ended June 30, 2024, the Company recognized selling, general and administrative expense and research and development expense of $6.9 million and $1.8 million, respectively, relating to the Cash Bonus Program. The remaining portion of $22.0 million as of June 30, 2024 will be recognized over the applicable service periods of the awards made under the Cash Bonus Program.

Multi-Year Incentive Compensation Program

In July 2024, the Compensation Committee of the Board of Directors approved cash bonus awards for the Company's Chief Executive Officer, President and Chief Investment Officer, and President and Chief Operating Officer as part of a multi-year incentive compensation program. Refer to Note 16, “Subsequent Events” for further details.

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

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of June 30, 2024 and March 31, 2024.

Note 13—Earn-Out Shares

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

b.	1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any twenty out of thirty trading day period during the Vesting Period (as defined below).

c.	The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent directors are not subject to the vesting conditions described above (the “Retained Shares”).

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of June 30, 2024, no Earn-Out Shares have vested.

The Earn-Out Shares are subject to certain lock-up agreements pursuant to which, among other things, the MAAC Sponsor and each of MAAC’s independent directors (the “MAAC Independent Directors”) have agreed not to effect any sale or distribution of the Company’s common shares during the applicable lock-up period, subject to customary exceptions. The lock-up periods applicable to the Company’s common shares, including Earn-Out Shares, held by the MAAC Sponsor and MAAC Independent Directors as of immediately following the closing of the Business Combination (the “Closing”) are (i) with respect to 25% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, six months following the Closing, which expired on March 30, 2022, (ii) with respect to an additional 25% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, the earlier of twelve months following the achievement of certain price-based vesting restrictions or six years from the Closing and (iii) with respect to 50% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, thirty-six months following the Closing.

Note 14—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2024 and March 31, 2024, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2024				As of March 31, 2024
	Level 1	Level 2	Level 3	Balance as of June 30, 2024	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Money market funds	$5,526,689	$—	$—	$5,526,689	$6,312,288	$—	$—	$6,312,288
Investment in Datavant Class A units	—	—	142,940	142,940	—	—	147,526	147,526
Investment in Arbutus common shares	120,039	—	—	120,039	100,227	—	—	100,227
Total assets at fair value	$5,646,728	$—	$142,940	$5,789,668	$6,412,515	$—	$147,526	$6,560,041
Liabilities:
Debt issued by Dermavant to NovaQuest	$—	$—	$88,369	$88,369	$—	$—	$210,371	$210,371
Liability instruments measured at fair value(1)	—	—	26,887	26,887	—	—	25,737	25,737
Total liabilities at fair value	$—	$—	$115,256	$115,256	$—	$—	$236,108	$236,108

(1)
At June 30, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.9 million and other liability instruments issued of $4.0 million. At March 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.0 million and other liability instruments issued of $3.7 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended June 30, 2024.

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

The changes in fair value of the Level 3 assets during the three months ended June 30, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net loss	20,869
Balance at June 30, 2023	$199,448

Balance at March 31, 2024	$147,526
Changes in fair value of investment in Datavant, included in net income	(4,586)
Balance at June 30, 2024	$142,940

The changes in fair value of the Level 3 liabilities during the three months ended June 30, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$241,291
Payments related to long-term debt	(7,344)
Changes in fair value of debt and liability instruments, included in net loss	33,626
Balance at June 30, 2023	$267,573

Balance at March 31, 2024	$236,108
Payments related to long-term debt	(1,500)
Issuance of subsidiary shares in connection with Debt Renegotiation	(11,750)
Changes in fair value of debt and liability instruments, included in net income	(118,202)
Changes in fair value of debt, included in accumulated other comprehensive loss	10,600
Balance at June 30, 2024	$115,256

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

	Point Estimate Used
Input	As of June 30, 2024	As of March 31, 2024
Volatility	100.0%	90.0%
Risk-free rate	5.03%	4.86%

Debt issued by Dermavant to NovaQuest

The fair value of the debt instrument as of June 30, 2024 and March 31, 2024 represents the fair value of amounts payable to NovaQuest and was estimated based upon the present value of discounted quarterly payments, which were modeled under the income approach for expected future payments through 2028. The future payments are based on significant inputs that are not observable in the market which are subject to remeasurement at each reporting date. The estimates of fair value may not be indicative of the amounts that could ultimately be paid by Dermavant to NovaQuest.

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 13, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of June 30, 2024	As of March 31, 2024
Volatility	63.1%	63.2%
Risk-free rate	4.66%	4.50%

As of June 30, 2024 and March 31, 2024, the fair value of the Earn-Out Shares was $22.9 million and $22.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Note 15—Net Income (Loss) per Common Share

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

The computations for basic and diluted net income (loss) per common share were as follows (in thousands, except share and per share amounts):

	Three Months Ended June 30,
	2024	2023

Numerator:
Net income (loss) attributable to Roivant Sciences Ltd.	$95,297	$(291,816)

Denominator:
Weighted average shares outstanding, basic	735,816,536	759,273,550
Effect of dilutive common stock equivalents	45,811,065	—
Weighted average shares outstanding, diluted	781,627,601	759,273,550

Net income (loss) per common share, basic	$0.13	$(0.38)
Net income (loss) per common share, diluted	$0.12	$(0.38)

For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three months ended June 30, 2023, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss.

As of June 30, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net income (loss) per common share:

	June 30, 2024	June 30, 2023

Stock options and performance stock options	54,648,258	153,051,785
Restricted stock units and performance stock units (non-vested)	5,422,465	21,419,257
March 2020 CVARs(1)	17,548,368	30,260,772
November 2021 CVARs (non-vested)	200,722	2,864,577
Restricted common stock (non-vested)	255,911	647,530
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Warrants	—	30,690,240
Other stock based awards and instruments issued	3,924,305	6,102,362

(1)	Refer to Note 10, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 16—Subsequent Events

In July 2024, the Compensation Committee of the Board of Directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer. The program primarily consists of two key components: (i) one-time cash retention awards and (ii) long-term equity incentive awards granted in the form of performance restricted stock units (“PSUs”) with both a performance- and a time-vesting component, time-vesting restricted stock units, and time-vesting stock options. The Company is evaluating the accounting for these awards and will include relevant disclosures in its Form 10-Q for the three months ending September 30, 2024.

A summary of the awards approved is as follows:

Executive	Title	Performance Restricted Stock Units (at max)		Restricted Stock Units	Stock Options	Cash Awards (in thousands)
Matthew Gline	Chief Executive Officer	14,450,000		2,754,821	—	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	17,000,000		1,836,547	—	$80,550
Eric Venker	President and Chief Operating Officer	11,900,000	(1)	204,000	409,000	$7,465

(1)	The Company entered into a letter agreement pursuant to which Dr. Venker may be granted these PSUs in the future, in the sole discretion of the Compensation Committee of the Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2024, included in our Annual Report on Form 10-K, filed with the SEC on May 30, 2024 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Statement Regarding Forward-Looking Statements” and “Risk Factors” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.

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

The following table summarizes selected commercial and development-stage pipeline products and product candidates.

Product/Product Candidate	Indication	Vant	Modality	Phase
VTAMA (tapinarof)	Psoriasis	Dermavant	Topical	Commercial
VTAMA (tapinarof)	Atopic Dermatitis	Dermavant	Topical	sNDA Filed
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2*
Batoclimab	Graves’ Disease	Immunovant	Biologic	Phase 2
IMVT-1402	Numerous Indications	Immunovant	Biologic	Phase 1
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
Undisclosed	Undisclosed Indication	New Vant	Undisclosed	Phase 2

Note: All clinical stage drugs in our current pipeline are investigational and subject to health authority approval. Our pipeline reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of June 30, 2024.

	Roivant Ownership
Vant	Basic[1]	Fully Diluted[2]
Dermavant	87%	82%*
Immunovant	55%[3]	48%[3]
Priovant	75%	67%
Genevant	83%	65%
Kinevant	96%	90%
Covant	100%	87%
Psivant	48%	47%
Arbutus	21%[3]	19%[3]
Lokavant	57%	50%
VantAI	60%	49%
Datavant	**	**

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

*
Roivant’s fully-diluted ownership of Dermavant is calculated giving effect to the funding by Roivant of the full $195 million preferred equity commitment made to Dermavant in connection with the renegotiation of Dermavant’s long-term debt obligations in May 2024 (inclusive of issued but unexercised warrants and options and restricted stock units held by current and former employees and other service providers as of June 30, 2024 (and, for purposes of this calculation, assuming no future incentive equity grants)).

**
As of June 30, 2024, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4 to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
VTAMA (tapinarof) cream	Dermavant	Updates on commercial launch of VTAMA in psoriasis	Ongoing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Updates to LNP patent litigation	Ongoing
IMVT-1402/Batoclimab	Immunovant	Additional detailed results from the batoclimab trial in Graves' disease and overview of IMVT-1402 program	Fall 2024
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	4Q 2024
VTAMA (tapinarof) cream	Dermavant	FDA PDUFA action for sNDA of VTAMA in atopic dermatitis	4Q 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis and initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	By March 31, 2025
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	1H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2H 2025

Note: References are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments

•	Immunovant: In August 2024, Immunovant announced completion of enrollment in batoclimab pivotal MG trial.

•
Priovant: In June 2024, Priovant completed an end of Phase 2 meeting with the FDA and will progress brepocitinib to a Phase 3 program in NIU; detailed trial design will be shared at a later date. In July 2024, Priovant announced completion of enrollment in VALOR, a global Phase 3 study of brepocitinib in DM. The study enrolled 241 subjects across 90 sites on four continents, making it the largest interventional DM trial ever conducted.

•
Dermavant: For the first quarter ended June 30, 2024, Roivant reported VTAMA net product revenue of $18.4M. As of July 2024, over 430,000 VTAMA prescriptions have been written by approximately 16,000 unique prescribers for psoriasis. VTAMA is covered for over 141M US commercial lives, including coverage by all three of the top pharmacy benefit managers.

•
Genevant: In August 2024, the parties requested an amended case schedule in Genevant’s and Arbutus’s lawsuit against Moderna in order for Moderna to accommodate certain outstanding discovery requests. If the Court approves the request, the trial will begin in September 2025.

•
Roivant: Roivant reported its consolidated cash, cash equivalents and restricted cash of $5.7B at June 30, 2024, following a $648M share repurchase announced in April 2024, and not including a $110M milestone payment received in August 2024 related to the previously announced sale of Telavant, which closed in December 2023.

Components of Results of Operations

Product revenue, net

Product revenue, net consists of net product revenues from the sale of VTAMA. We record product revenue net of estimated chargebacks, discounts, rebates, returns, and other allowances associated with the respective sales.

License, milestone and other revenue

License, milestone and other revenue includes the recognition of payments received in connection with license agreements, as well as revenue generated by subscription and service-based fees.

Cost of revenues

Cost of product revenues includes the cost of producing and distributing inventories related to VTAMA product revenue during the respective period, including manufacturing, freight, and indirect overhead costs. Additionally, milestone payments made in connection with regulatory approvals and sales-based milestones are capitalized and amortized to cost of revenue over the remaining useful life of the asset. Our cost of revenues also relates to subscription and service-based revenue recognized for the use of technology developed and consists primarily of employee, hosting, and third-party data costs.

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

Acquired in-process research and development expenses

Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements, as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.

Consideration for the purchase of IPR&D through asset acquisitions and license agreements may include cash upfront payments, shares and other liability instruments issued, and the fair value of future contingent consideration payments.

Selling, general and administrative expenses

Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation, and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new drug candidates, as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of marketing programs, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations.

We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and general administrative functions. These increases will likely include salaries, sales incentive compensation, share-based compensation and travel expenses associated with our sales force, which promotes VTAMA, as well as expected costs associated with the further build out of our commercial operations functions. We anticipate these expenses to further increase if any of our other current or future product candidates receives regulatory approval in the U.S. or another jurisdiction. Additionally, in July 2024, the Compensation Committee of the Board of Directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer. The long-term equity incentive awards granted pursuant to this program may result in significant increases to share-based compensation expense over the vesting period of the awards. Refer to Note 16, "Subsequent Events" of our financial statements for further details.

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets reflects the gain resulting from the achievement of a one-time milestone in June 2024 related to the sale of our entire equity interest in our majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”) to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). In December 2023, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. owned the remaining 25%, in each case on an as-converted basis. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment will be applied to the one-time milestone payment. We recognized a gain on sale of Telavant net assets of approximately $110 million for our pro rata portion of the one-time milestone consideration during the three months ended June 30, 2024. Refer to Note 6, “Recent Transactions and Developments” for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments includes the unrealized (gain) loss on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

Change in fair value of debt and liability instruments

Change in fair value of debt and liability instruments primarily includes the (gain) loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including debt issued by a wholly-owned subsidiary of Dermavant Sciences Ltd. (“Dermavant”) to NovaQuest Co-Investment Fund VIII, L.P. (the “NovaQuest Facility”), and other liability instruments, including earn-out share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company.

Interest income

Interest income consists of interest earned on our cash equivalents.

Interest expense

Interest expense results from interest accrued on long-term debt and the amortization of debt discount and issuance costs.

Income tax expense

Income tax expense is recorded for the jurisdictions in which we do business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when, after consideration of all positive and negative evidence, it is not more likely than not that our deferred tax assets will be realizable. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position and consideration of the available facts and circumstances.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations

Comparison of the three months ended June 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended June 30, 2024 and 2023:
	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Revenues:
Product revenue, net	$18,367	$16,659	$1,708
License, milestone and other revenue	36,765	4,965	31,800
Revenue, net	55,132	21,624	33,508
Operating expenses:
Cost of revenues	3,978	4,214	(236)
Research and development	133,208	125,133	8,075
Acquired in-process research and development	—	12,500	(12,500)
Selling, general and administrative	148,519	156,190	(7,671)
Total operating expenses	285,705	298,037	(12,332)
Gain on sale of Telavant net assets	110,387	—	110,387
Loss from operations	(120,186)	(276,413)	156,227
Change in fair value of investments	(15,226)	7,564	(22,790)
Change in fair value of debt and liability instruments	(118,202)	54,512	(172,714)
Interest income	(72,127)	(16,715)	(55,412)
Interest expense	13,399	8,912	4,487
Other expense (income), net	1,825	(4,593)	6,418
Income (loss) before income taxes	70,145	(326,093)	396,238
Income tax expense	12,655	1,752	10,903
Net income (loss)	57,490	(327,845)	385,335
Net loss attributable to noncontrolling interests	(37,807)	(36,029)	(1,778)
Net income (loss) attributable to Roivant Sciences Ltd.	$95,297	$(291,816)	$387,113

Variance analysis for three months ended June 30, 2024 and 2023

Revenue, net

For the three months ended June 30, 2024 and 2023, our revenue consisted of the following:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Product revenue, net	$18,367	$16,659	$1,708
License, milestone and other revenue	36,765	4,965	31,800
Revenue, net	$55,132	$21,624	$33,508

Product revenue, net increased by $1.7 million to $18.4 million for the three months ended June 30, 2024, compared to $16.7 million for the three months ended June 30, 2023, primarily due to higher units sold. Product revenue, net consists of net product revenues from VTAMA sales, following the approval of VTAMA for the treatment of plaque psoriasis in adult patients by the FDA in May 2022. License, milestone and other revenue increased by $31.8 million to $36.8 million for the three months ended June 30, 2024, compared to $5.0 million for the three months ended June 30, 2023. The increase was largely due to $28.0 million of milestone income at Dermavant pursuant to a collaboration and license agreement with Japan Tobacco Inc. during the three months ended June 30, 2024.

Cost of revenues

For the three months ended June 30, 2024 and 2023, our cost of revenues consisted of the following:

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Cost of product and other revenues	$1,628	$1,844	$(216)
Amortization of intangible assets	2,350	2,370	(20)
Cost of revenues	$3,978	$4,214	$(236)

Cost of revenues decreased by $0.2 million to $4.0 million for the three months ended June 30, 2024, compared to $4.2 million for the three months ended June 30, 2023. During the three months ended June 30, 2024 and 2023, cost of revenues included $1.0 million and $0.7 million, respectively, of costs relating to VTAMA sales. Cost of revenues additionally included amortization expense recognized in connection with milestones capitalized following the FDA approval of VTAMA in May 2022.

Research and development expenses

For the three months ended June 30, 2024 and 2023, our research and development expenses consisted of the following:
	Three Months Ended June 30,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$18,479	$11,243	$7,236
Anti-FcRn franchise—endocrine diseases	15,913	6,319	9,594
Anti-FcRn franchise—other clinical and nonclinical	9,494	11,476	(1,982)
Brepocitinib	10,594	7,763	2,831
Tapinarof	6,956	9,543	(2,587)
Namilumab	4,377	3,302	1,075
RVT-2001	1,659	3,822	(2,163)
RVT-3101	—	10,925	(10,925)
Other development and discovery programs	9,584	8,326	1,258
Total program-specific costs	77,056	72,719	4,337

Unallocated internal costs:
Share-based compensation	11,009	7,953	3,056
Personnel-related expenses	35,177	33,602	1,575
Other expenses	9,966	10,859	(893)
Total research and development expenses	$133,208	$125,133	$8,075
(1) Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $8.1 million to $133.2 million for the three months ended June 30, 2024, compared to $125.1 million for the three months ended June 30, 2023. This increase was primarily driven by increases in program-specific costs of $4.3 million, share-based compensation of $3.1 million, and personnel-related expenses of $1.6 million.

Within program-specific costs, the increase of $4.3 million was primarily driven by an increase in expense of $14.8 million related to the anti-FcRn franchise, partially offset by a decrease in expense of $10.9 million related to RVT-3101 for which the rights to further develop and manufacture were sold to Roche in December 2023.

Acquired in-process research and development expenses

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Acquired in-process research and development	$—	$12,500	$(12,500)

Acquired in-process research and development expenses were $12.5 million for the three months ended June 30, 2023 relating to the achievement of development and regulatory milestones for batoclimab.

Selling, general and administrative expenses

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Selling, general and administrative	$148,519	$156,190	$(7,671)

Selling, general and administrative expenses decreased by $7.7 million to $148.5 million for the three months ended June 30, 2024, compared to $156.2 million for the three months ended June 30, 2023, primarily due to a decrease in selling, general and administrative expenses of $16.1 million at Dermavant, which largely resulted from reduced marketing spend. This decrease was partially offset by an increase in personnel-related expenses of $7.3 million, primarily as a result of a special one-time cash retention bonus award granted to employees, following approval in December 2023.

Gain on sale of Telavant net assets

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Gain on sale of Telavant net assets	$110,387	$—	$110,387

Gain on sale of Telavant net assets was approximately $110.4 million for the three months ended June 30, 2024 and resulted from the achievement of a one-time milestone achieved in June 2024. Refer to Note 6, “Recent Transactions and Developments” of our financial statements for further information regarding the milestone.

Change in fair value of investments

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Change in fair value of investments	$(15,226)	$7,564	$(22,790)

Change in fair value of investments was an unrealized gain of $15.2 million and an unrealized loss of $7.6 million for the three months ended June 30, 2024 and 2023, respectively. The change of $22.8 million was primarily driven by changes in the public share price of Arbutus and the change in fair value of our investment in Datavant.

Change in fair value of debt and liability instruments
	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Change in fair value of debt and liability instruments	$(118,202)	$54,512	$(172,714)

Change in fair value of debt and liability instruments was a gain of $118.2 million and a loss of $54.5 million for the three months ended June 30, 2024 and 2023, respectively. Change in fair value of debt and liability instruments for the three months ended June 30, 2024 primarily consisted of a gain of $119.4 million relating to the NovaQuest Facility, largely as a result of the Debt Renegotiation completed in May 2024. Refer to Note 8, “Long-Term Debt” of our financial statements for further information regarding the Debt Renegotiation. Change in fair value of debt and liability instruments for the three months ended June 30, 2023 primarily consisted of a loss of $40.0 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination and a loss of $14.3 million relating to the NovaQuest Facility.

Interest income

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest income	$(72,127)	$(16,715)	$(55,412)

Interest income increased by $55.4 million to $72.1 million for the three months ended June 30, 2024, compared to $16.7 million for the three months ended June 30, 2023. The increase is primarily due to higher cash balances in our interest-bearing cash accounts and higher interest rates.

Interest expense

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Interest expense	$13,399	$8,912	$4,487

Interest expense increased by $4.5 million to $13.4 million for the three months ended June 30, 2024, compared to $8.9 million for the three months ended June 30, 2023. The increase primarily resulted from costs incurred related to the Debt Renegotiation completed in May 2024. Refer to Note 8, “Long-Term Debt” of our financial statements for further information regarding the Debt Renegotiation.

Income tax expense

	Three Months Ended June 30,
	2024	2023	Change
	(in thousands)
Income tax expense	$12,655	$1,752	$10,903

Income tax expense increased by $10.9 million to $12.7 million for the three months ended June 30, 2024, compared to $1.8 million for the three months ended June 30, 2023. The increase is primarily due to our earnings by legal entity in various jurisdictions, which is driven by an increase in interest income.

Liquidity and Capital Resources

For the three months ended June 30, 2024 and 2023, we had net income of $57.5 million and a net loss of $327.8 million, respectively. As of June 30, 2024, we had cash and cash equivalents of approximately $5.7 billion and our retained earnings was $671.5 million. Through our subsidiary Dermavant, we launched our first commercial product, VTAMA, and we began generating product revenue, net from sales of VTAMA in the United States in May 2022. We also have generated revenue through license agreements, as well as from subscription and service-based fees. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

Debt Renegotiation

On May 24, 2024, Dermavant entered into a series of agreements to renegotiate its existing debt obligations (the “Debt Renegotiation”). The Debt Renegotiation included amendments to (i) the NovaQuest Agreement (the “NovaQuest Agreement Amendment”), (ii) the Credit Facility (the “Credit Facility Amendment”), and (iii) the RIPSA (the “RIPSA Amendment” and collectively with the NovaQuest Agreement Amendment and the Credit Facility Amendment, the “Amendments”).

The NovaQuest Agreement Amendment eliminated the fixed quarterly cash payments totaling $176.3 million that would have been due and payable following regulatory approval of tapinarof in the U.S. for atopic dermatitis, if approved. In addition, the NovaQuest Agreement Amendment (i) eliminated cash payments of up to $141.0 million to NovaQuest that would have been due and payable upon achievement of certain commercial milestones by Dermavant and (ii) amended the timing of remaining cash payments, which now total $122.5 million in aggregate, to be paid between the fiscal years ending March 31, 2025 and March 31, 2029, with payments totaling $6.0 million per fiscal year for the fiscal years ending March 31, 2025 and March 31, 2026.

The Credit Agreement Amendment extended the maturity date of the Credit Facility from May 2026 to May 2028 and increased the interest rate payable on borrowings under the Credit Facility from 10.00% to 12.25% per annum.

The RIPSA Amendment provided for, among other things, a near-term cap on the royalties currently payable equal to $6.0 million per fiscal year for each of the fiscal years ending March 31, 2025, 2026 and 2027. The RIPSA Amendment did not otherwise amend the amount of the royalty payable, which is based on a capped single-digit revenue interest in net sales of VTAMA for all dermatological indications in the U.S., up to a cap of $344.0 million.

The Amendments also included certain other modifications to non-economic terms of the NovaQuest Agreement, including certain representations and covenants relating to the continued validity of, and performance by us, under an equity commitment letter (the “Equity Commitment Letter”) entered into in conjunction with the Amendments on May 24, 2024. Under the Equity Commitment Letter, Roivant agreed to contribute $195.0 million (the “Commitment”) to Dermavant in exchange for convertible preferred shares with a 1.5 times liquidation preference on invested capital. Roivant has contributed $125.0 million of the Commitment as of June 30, 2024.

In connection with the Amendments, Dermavant issued common shares to NovaQuest and the holders of the RIPSA in an aggregate amount equal to approximately 13.2% of Dermavant’s issued and outstanding common and preferred shares (on an as converted basis) pursuant to subscription agreements (the “Subscription Agreements”). The common shares include certain anti-dilution top-up rights tied primarily to our Commitment. The Amendments, together with the Equity Commitment Letter and the Subscription Agreements, constitute the “Debt Renegotiation.”

As of June 30, 2024, we owned approximately 87% of Dermavant’s issued and outstanding common and preferred shares.

Share Repurchase Program

Our board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, we entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million.

Liquidity Requirements

Our short-term and long-term liquidity requirements as of June 30, 2024 included:

•	contractual payments related to our long-term debt (see Note 8, “Long-Term Debt” of our condensed consolidated financial statements);

•
obligations under our leases. Refer to Note 13, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding our lease commitments. There have been no material changes to the commitments relating to our leases during the three months ended June 30, 2024;

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement (“PSA”) entered between Immunovant and Samsung pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of June 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $44.5 million; and

•
certain commitments to GSK pursuant to a commercial supply agreement entered between Dermavant and GSK. In conjunction with Dermavant’s entry into the GSK Agreement in 2018, Dermavant entered into a clinical supply agreement pursuant to which GSK would provide a supply of tapinarof and clinical product at an agreed upon price during our clinical trials. In April 2019, Dermavant entered into a commercial supply agreement with GSK to continue to provide certain quantities of tapinarof and commercial product at agreed upon minimum quantities and prices. The commercial supply agreement commenced in April 2022 upon completion of certain quality and regulatory conditions. In July 2022, Dermavant and GSK amended the terms of the clinical supply and commercial supply agreements which released GSK of certain commitments to supply tapinarof and released Dermavant of certain commitments to purchase tapinarof in exchange for a supplementary fee. Other supply and purchase commitments under the agreements remain in effect. In addition, Dermavant and Thermo Fisher Scientific (“TFS”) entered into a Commercial Manufacturing and Supply Agreement for which TFS agreed to provide a supply of tapinarof to Dermavant at an agreed upon price. The agreements discussed above require Dermavant to purchase certain quantities of inventory over a period of five years. As of June 30, 2024, the minimum purchase commitment related to these agreements was estimated to be approximately $25.9 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represent only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

We have entered into commitments under various asset acquisition and license agreements. Under these agreements, we are required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events such as the achievement of specified development, regulatory and commercial milestones, and we will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. We expect to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

We enter into agreements with contract service providers to assist in the performance of its research and development activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of its product candidates. Subject to required notice periods and certain obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities, as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to retire outstanding debt obligations or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We may engage in strategic transactions that could impact our liquidity, increase our expenses and present significant distractions to our management” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2024 and 2023:
	Three Months Ended June 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(192,829)	$(249,932)
Net cash (used in) provided by investing activities	$(965)	$105
Net cash (used in) provided by financing activities	$(660,616)	$7,477

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the three months ended June 30, 2024, cash used in operating activities changed by $57.1 million to $192.8 million compared to $249.9 million for the three months ended June 30, 2023 due to greater cash requirements to fund operations during the three months ended June 30, 2023.

Investing Activities

For the three months ended June 30, 2024 and 2023, cash flow from investing activities changed by $1.1 million to net cash used in investing activities of $1.0 million from net cash provided by investing activities of $0.1 million for the three months ended June 30, 2023.

Financing Activities

For the three months ended June 30, 2024 and 2023, cash flow from financing activities changed by $668.1 million to net cash used in financing activities of $660.6 million from net cash provided by financing activities of $7.5 million for the three months ended June 30, 2023. This change in cash flow is primarily due to the repurchase of $648.4 million of our common shares during the three months ended June 30, 2024.

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

There have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2024 in our Form 10-K.

Recent Accounting Pronouncements

For information with respect to recently issued accounting standards and the impact of these standards on our unaudited condensed consolidated financial statements, refer to Note 2, “Summary of Significant Accounting Policies” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $5.7 billion. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

As of June 30, 2024, our outstanding debt instruments included the NovaQuest Facility, which provides for fixed payment amounts; the Credit Facility, which has a fixed interest rate; and the RIPSA for which royalties are paid based on a capped single-digit revenue interest in net sales of VTAMA in the U.S. Due to the nature of these debt instruments, volatility in interest rates does not impact repayment amounts.

Foreign Currency Exchange Rate Risk

Our employees and our operations are currently primarily located in the U.S. and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors and counterparties. We believe an immediate hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our liquidity or our condensed consolidated financial statements.

Equity Price Risk

As of June 30, 2024, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 20% increase or decrease in our investments in Arbutus and Datavant would have increased or decreased their fair value as of June 30, 2024 by approximately $53 million.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Business and Industry

Risks Related to Our Financial Position and Strategy

Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability. We have generated limited revenue from our operations since inception, and there is no guarantee that we will generate significant revenues in the future.

We are a commercial-stage biopharmaceutical and healthcare technology company with a relatively limited operating history upon which you can evaluate our business and prospects. We were formed in April 2014, and our operations to date have primarily been limited to acquiring or in-licensing product candidates, pursuing the clinical development and commercialization of those product candidates, efforts to discover new product candidates, financing activities and the creation or acquisition of healthcare technology companies and products, as well as the oversight and management of our subsidiaries developing and commercializing medicines, which we refer to as “Vants.”

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. While we have received regulatory approval for one product candidate, VTAMA for the treatment of adults with plaque psoriasis in the U.S., and submitted an sNDA to the FDA for VTAMA for the topical treatment of AD in adults and children 2 years of age and older, we have not yet received marketing approval for any of our other product candidates anywhere in the world and we have not generated significant product revenues from the commercial sale of our biopharmaceutical products. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $5.7 billion and retained earnings of approximately $671.5 million.

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

As of June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $5.7 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and restricted cash. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

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

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. The returns of capital to shareholders may change in form, amount, value and frequency from time to time, and we cannot guarantee that any such future returns of capital will take place. The trading price of our common shares may decline, possibly materially, if we are unable to meet investor expectations with respect to the timing and total amount of future capital returns to shareholders. There is no guarantee that our significant balance of cash, cash equivalents and restricted cash will be used to increase our operating results, return capital to shareholders or enhance the value of our common shares.

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

Patient enrollment and retention in clinical trials depends on many factors, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, limited trial site capacity and staffing as a result of healthcare worker shortages, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our products and product candidates, including IMVT-1402 and batoclimab, which target certain autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the reductions in IgG antibodies and favorable analyte profile observed in our Phase 1 trial of IMVT-1402 will be observed in future clinical trials, including pivotal trials necessary for regulatory approvals, or that such reductions in IgG antibodies will result in clinical benefit that is sufficient to demonstrate that the efficacy endpoints of the study are met. Likewise, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

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

We cannot commercialize a product until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. While we have obtained regulatory approval in the U.S. for one of our product candidates, VTAMA, for the treatment of plaque psoriasis in adults, and have submitted an sNDA to the FDA for the approval of VTAMA for the treatment of AD for adults and children 2 years of age and older, it is possible that VTAMA will not receive this regulatory approval or obtain any other regulatory approvals in the U.S. for other indications or in other jurisdictions, and that other current and future product candidates will not be successful in obtaining regulatory approval in the U.S. and other jurisdictions. In addition, we cannot be certain that any products or product candidates that receive regulatory approval will be successfully commercialized.

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

We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation for certain of our product candidates. For example, in July 2021, Immunovant was granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, it received orphan drug designation from the European Commission for batoclimab for the treatment of MG. Immunovant plans to seek orphan drug designation from the FDA for IMVT-1402 where there is a medically plausible basis for IMVT-1402’s use. Immunovant may also seek orphan drug designation for IMVT-1402 for the treatment of other indications in the E.U. We may also do so for other of our products and product candidates in the future where there is a basis for doing so.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities (including clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is actively considering adopting legislation to regulate the collection, use, and disclosure of personal health information more broadly than the HIPAA privacy and security regulations. Such legislation might require us to make substantial expenditures and would likely create additional liability risks.

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

If the patent applications we hold or have in-licensed with respect to our products or product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our current and future products or product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our products. Any such outcome could have a materially adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the claims in such applications unless and until a patent issues from such applications.

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

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. For example, in February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. On February 8, 2024, the court held a Claim Construction hearing on disputed terms within the claims of the asserted patents. On April 3, 2024, the court provided its Claim Construction ruling, in which it construed the disputed claim terms and agreed with Genevant GmbH and Arbutus’ position on most of the disputed claim terms. Fact discovery is on-going and next steps include expert reports and depositions. In August 2024, the parties requested an amended case schedule in the Moderna Action to accommodate certain outstanding discovery requests. If the court approves the request, the trial will begin in September 2025. On April 4, 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). On July 10, 2023, Pfizer and BioNTech filed an answer. The Pfizer Action is ongoing and a date for a claim construction hearing has not been set.

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

As a public company, we have incurred and will continue to incur significant legal, accounting and other expenses that we did not incur as a private company, and these expenses are expected to increase now that we are no longer an emerging growth company, as defined in Section 2(a) of the Securities Act. As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act, as well as rules adopted, and to be adopted, by the SEC and the Nasdaq. We also expect that compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act and increased disclosure requirements will substantially increase our legal and financial compliance costs. Our management and other personnel have devoted and will continue to devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have substantially increased our legal and financial compliance costs and made some activities more time-consuming and costly. For example, these rules and regulations have made it more difficult and more expensive for us to obtain blended director and officer liability insurance and forced us to forego securities and corporate protection coverage. We cannot predict or estimate the amount or timing of additional costs we have incurred and will continue to incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

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

Rule 10b5-1 Trading Arrangements

During the three months ended June 30, 2024, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Exchange Act.

On June 25, 2024, Eric Venker, our President, Chief Operating Officer, entered into a trading plan that provides for the sale of up to 2,381,883 common shares underlying stock options to purchase common shares. The plan will expire on September 23, 2025, subject to early termination for certain specified events set forth in the plan.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.40*#	First Amendment to Credit Agreement by and among Dermavant Sciences Ltd., Dermavant Holdings Limited, Dermavant Sciences IRL Limited, Dermavant Sciences GmbH, certain subsidiaries of Dermavant Sciences Ltd., XYQ Luxco S.A.R.L. and U.S. Bank National Association, as collateral agent, dated as of May 24, 2024	—	—	—	Filed herewith

10.41*#	Second Amendment to Funding Agreement, dated as of July 10, 2018, by and between Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P., dated as of May 24, 2024	—	—	—	Filed herewith

10.42*#	First Amendment to Revenue Interest Purchase and Sale Agreement by and among Dermavant Sciences GmbH, certain purchasers and U.S. Bank National Association as collateral agent, dated as of May 24, 2024	—	—	—	Filed herewith

10.43#^	Employment Agreement between Roivant Sciences, Inc. and Richard Pulik, dated as of August 31, 2021	—	—	—	Filed herewith

10.44^	Employment Agreement between Roivant Sciences, Inc. and Rakhi Kumar, dated as of June 5, 2023	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Dated: August 9, 2024	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Matt Maisak
Name: Matt Maisak
Title: Authorized Signatory