Form 10-Q
period 2024-09-30
Roivant Sciences Ltd.
filed 2024-11-12
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of November 8, 2024, the registrant had 727,949,744 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

Where You Can Find More Information
Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate account on the social media platform X (formerly Twitter) (@Roivant), other social media platforms, webcasts, press releases and conference calls. Similarly, Immunovant, Inc., as well as our other subsidiaries, may announce material business and financial information to its investors and others using its investor relations website (https://immunovant.com/investors), filings it makes with the SEC, social media platforms, webcasts, press releases and conference calls. We and our subsidiaries use these mediums to communicate with our and our subsidiaries’ shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company and our subsidiaries to review this information.
The above-referenced information is not incorporated by reference into this filing and the website addresses and X account name are provided only as inactive textual references.
Summary Risk Factors
You should consider carefully the risks described under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its consolidated subsidiaries and affiliates, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:
Risks Related to Our Business and Industry

•
Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability.

•	We may never achieve sustained profitability.

•
We may not be successful in our efforts to acquire or in-license new product candidates, and newly acquired or in-licensed product candidates may not perform as expected in clinical trials or be successful in eventually achieving marketing approvals.

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments related to our product candidates.

•	We face risks associated with strategic transactions and partnerships and we may not realize the expected benefits of those strategic transactions and partnerships.

•	We face risks associated with the use of our cash, cash equivalents and marketable securities, including any return of capital to shareholders.

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

•
The results of our preclinical studies and clinical trials may not support our proposed claims for our product candidates or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

•
If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•
If the patent applications we hold or have in-licensed with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our product candidates following regulatory approval. Any such outcome could have a materially adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the claims in such applications unless and until a patent issues from such applications.

•	The length of our patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.
Risks Related to Our Securities, Our Jurisdiction of Incorporation and Certain Tax Matters

•	If our performance does not meet market expectations, the price of our securities may decline.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization;

•	our ability to acquire or in-license new product candidates;

•	the allocation of capital and personnel across our business;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	potential future payments related to our product candidates;

•	our ability to consummate and realize the benefits from strategic transactions and partnerships, including the Dermavant Transaction;

•	the use of our cash, cash equivalents and marketable securities;

•	clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

•
the novelty, complexity and difficulty of manufacturing certain of our product candidates, including any manufacturing problems that result in delays in development or commercialization of our product candidates;

•	difficulties we may face in enrolling and retaining patients in clinical trials, which could adversely affect or otherwise delay clinical development activities;

•	the results of our clinical trials not supporting our proposed claims for a product candidate;

•	interim, top-line or preliminary data from our clinical trials changing as more data become available or data being delayed due to audit or verification processes;

•	changes in product candidate manufacturing or formulation that could lead to the incurrence of costs or delays;

•
the failure of any third-party we contract with to conduct, supervise and monitor our clinical trials or to otherwise perform in a satisfactory manner or to comply with applicable legal, regulatory or other requirements;

•
the fact that obtaining approvals for new drugs is an extensive, lengthy, expensive and inherently uncertain process that may end with our inability to obtain regulatory approval by the FDA or other regulatory agencies in other jurisdictions;

•	the failure of our clinical trials to demonstrate substantial evidence of the safety and efficacy of our product candidates;

•	our inability to obtain regulatory approval for a product candidate in certain jurisdictions, even if we are able to obtain approval in certain other jurisdictions;

•	our ability to effectively manage growth and to attract and retain key personnel;

•	any business, legal, regulatory, political, operational, financial and economic risks associated with conducting business globally;

•	our ability to obtain and maintain patent and other intellectual property protection for our technology, product candidates;

•	the inadequacy of patent terms and their scope to protect our competitive position;

•
the failure to issue (or the threatening of their breadth or strength of protection) or provide meaningful exclusivity for our product candidates of our patent applications that we hold or have in-licensed;

•	the fact that our largest shareholders own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•	future sales of securities by us or our largest shareholders, or the perception of such sales, and the impact thereof on the price of our common shares;

•	the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business or competitive factors; and

•	any other risks and uncertainties, including those described under Part II, Item 1A. “Risk Factors.”
These risks are not exhaustive. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. References to our “product candidates” include our current and any future products or product candidates. In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These forward-looking statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,958,633	$6,494,953
Marketable securities	3,428,021	—
Other current assets	94,226	80,605
Current assets of discontinued operations (Note 6)	320,239	156,270
Total current assets	5,801,119	6,731,828
Property and equipment, net	13,674	15,322
Operating lease right-of-use assets	42,977	44,002
Investments measured at fair value	311,354	247,753
Other assets	36,904	37,701
Noncurrent assets of discontinued operations (Note 6)	—	145,876
Total assets	$6,206,028	$7,222,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,127	$14,029
Accrued expenses	111,469	119,417
Operating lease liabilities	9,519	8,966
Other current liabilities	8,921	13,941
Current liabilities of discontinued operations (Note 6)	401,213	110,405
Total current liabilities	556,249	266,758
Liability instruments measured at fair value	26,252	25,737
Operating lease liabilities, noncurrent	43,190	45,020
Other liabilities	295	2,493
Noncurrent liabilities of discontinued operations (Note 6)	—	433,945
Total liabilities	625,986	773,953
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 733,328,375 and 806,677,954 shares issued and outstanding at September 30, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	4,775,411	5,396,492
Retained earnings	395,580	576,172
Accumulated other comprehensive loss	(18,036)	(4,083)
Shareholders’ equity attributable to Roivant Sciences Ltd.	5,152,955	5,968,581
Noncontrolling interests	427,087	479,948
Total shareholders’ equity	5,580,042	6,448,529
Total liabilities and shareholders’ equity	$6,206,028	$7,222,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Revenue, net	$4,475	$3,648	$12,465	$8,131
Operating expenses:
Cost of revenues	234	223	447	1,206
Research and development (includes $9,911 and $8,309 of share-based compensation expense for the three months ended September 30, 2024 and 2023 and $20,443 and $15,726 for the six months ended September 30, 2024 and 2023, respectively)	143,073	114,790	263,580	224,206
Acquired in-process research and development	—	13,950	—	26,450
General and administrative (includes $59,443 and $37,755 of share-based compensation expense for the three months ended September 30, 2024 and 2023 and $96,284 and $76,472 for the six months ended September 30, 2024 and 2023, respectively)	202,881	88,576	302,773	179,858
Total operating expenses	346,188	217,539	566,800	431,720
Gain on sale of Telavant net assets	—	—	110,387	—
Loss from operations	(341,713)	(213,891)	(443,948)	(423,589)
Change in fair value of investments	(48,375)	45,849	(63,601)	53,413
Change in fair value of liability instruments	(635)	11,789	515	51,967
Gain on deconsolidation of subsidiaries	—	(17,354)	—	(17,354)
Interest income	(69,773)	(14,299)	(141,900)	(31,014)
Other expense, net	1,453	1,530	5,061	4,357
Loss from continuing operations before income taxes	(224,383)	(241,406)	(244,023)	(484,958)
Income tax expense	12,458	3,236	24,421	4,911
Loss from continuing operations, net of tax	(236,841)	(244,642)	(268,444)	(489,869)
(Loss) income from discontinued operations, net of tax	(43,083)	(86,476)	46,010	(169,094)
Net loss	(279,924)	(331,118)	(222,434)	(658,963)
Net loss attributable to noncontrolling interests	(49,740)	(26,791)	(87,547)	(62,820)
Net loss attributable to Roivant Sciences Ltd.	$(230,184)	$(304,327)	$(134,887)	$(596,143)

Amounts attributable to Roivant Sciences Ltd.:
Loss from continuing operations, net of tax	$(187,101)	$(218,226)	$(181,052)	$(427,784)
(Loss) income from discontinued operations, net of tax	(43,083)	(86,101)	46,165	(168,359)
Net loss attributable to Roivant Sciences Ltd.	$(230,184)	$(304,327)	$(134,887)	$(596,143)

Basic and diluted net (loss) income per common share:
Basic and diluted loss from continuing operations	$(0.25)	$(0.28)	$(0.25)	$(0.56)
Basic and diluted (loss) income from discontinued operations	$(0.06)	$(0.11)	$0.06	$(0.22)
Basic and diluted net loss per common share	$(0.31)	$(0.40)	$(0.18)	$(0.78)

Weighted average shares outstanding:
Basic	735,470,796	770,227,849	735,642,721	764,780,630
Diluted	735,470,796	770,227,849	735,642,721	764,780,630

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Net loss	$(279,924)	$(331,118)	$(222,434)	$(658,963)
Other comprehensive income (loss):
Change in fair value of debt due to change in subsidiary credit risk	7,100	—	(3,500)	—
Foreign currency translation adjustment	(6,894)	3,602	(10,126)	(546)
Total other comprehensive income (loss)	206	3,602	(13,626)	(546)
Comprehensive loss	(279,718)	(327,516)	(236,060)	(659,509)
Comprehensive loss attributable to noncontrolling interests	(49,446)	(26,727)	(87,220)	(62,911)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(230,272)	$(300,789)	$(148,840)	$(596,598)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Subsidiary stock options exercised	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	3,226,784	—	(2,597)	—	—	—	(2,597)
Subsidiary stock options exercised	—	—	430	—	—	332	762
Issuance of the Company’s common shares under employee stock purchase plan	72,143	—	648	—	—	—	648
Cash contributions to majority-owned subsidiaries	—	—	(119)	—	—	119	—
Repurchase of common shares	(9,023,658)	—	(60,349)	—	(45,705)	—	(106,054)
Share-based compensation	—	—	55,610	—	—	16,105	71,715
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	7,100	—	—	7,100
Foreign currency translation adjustment	—	—	—	(7,188)	—	294	(6,894)
Net loss	—	—	—	—	(230,184)	(49,740)	(279,924)
Balance at September 30, 2024	733,328,375	$—	$4,775,411	$(18,036)	$395,580	$427,087	$5,580,042

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2023	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139
Issuance of the Company’s common shares, net of issuance costs	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares related to settlement of warrants	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares under employee stock purchase plan	96,385	—	587	—	—	—	587
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,402,885	—	20,873	—	—	—	20,873
Deconsolidation of subsidiaries	—	—	—	—	—	(35,050)	(35,050)
Subsidiary stock options exercised	—	—	131	—	—	65	196
Cash contributions to majority-owned subsidiaries	—	—	(571)	—	—	571	—
Share-based compensation	—	—	34,487	—	—	14,831	49,318
Foreign currency translation adjustment	—	—	—	3,538	—	64	3,602
Net loss	—	—	—	—	(304,327)	(26,791)	(331,118)
Balance at September 30, 2023	800,792,365	$—	$5,320,503	$(3,072)	$(4,368,897)	$377,099	$1,325,633

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(222,434)	$(658,963)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	121,860	98,578
Change in fair value of investments	(63,601)	53,413
Change in fair value of debt and liability instruments	(102,137)	76,045
Gain on deconsolidation of subsidiaries	—	(17,354)
Gain on sale of Telavant net assets	(110,387)	—
Accretion of discount and amortization of premium on marketable securities, net	(25,036)	—
Depreciation and amortization	9,725	11,426
Non-cash lease expense	3,160	3,316
Other	(12,360)	5,295
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(12,206)	(26,279)
Accounts payable	(18,057)	10,142
Accrued expenses	(16,474)	(12,390)
Operating lease liabilities	(3,444)	(4,154)
Other	(8,244)	14,566
Net cash used in operating activities	(459,635)	(446,359)
Cash flows from investing activities:
Purchase of marketable securities	(3,402,985)	—
Purchase of property and equipment	(1,961)	(678)
Proceeds from sale of subsidiary interests	110,387	47,500
Cash decrease upon deconsolidation of subsidiaries	—	(83,679)
Other	—	511
Net cash used in investing activities	(3,294,559)	(36,346)
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	—	199,822
Payment of subsidiary dividend	—	(6,000)
Repayment of debt by subsidiary	(3,000)	(14,471)
Payments on principal portion of finance lease obligations	(662)	(907)
Proceeds from exercise of the Company’s and subsidiary stock options	8,891	42,142
Taxes paid related to net settlement of equity awards	(21,128)	(5,788)
Repurchase of common shares	(754,439)	—
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	648	587
Proceeds from exercise of the Company’s warrants	—	5
Payment for redemptions of the Company’s warrants	—	(41)
Net cash (used in) provided by financing activities	(769,690)	215,349
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,303	(1,571)
Net change in cash, cash equivalents and restricted cash	(4,521,581)	(268,927)
Cash, cash equivalents and restricted cash at beginning of period	6,550,450	1,692,115
Cash, cash equivalents and restricted cash at end of period	$2,028,869	$1,423,188
Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$—	$83,258
Issuance of subsidiary shares in connection with Debt Renegotiation	$11,647	$—
Other	$1,869	$33

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

(B) Liquidity

Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of September 30, 2024, the Company had cash, cash equivalents, and marketable securities of approximately $5.4 billion and its retained earnings was $395.6 million. For the six months ended September 30, 2024 and 2023, the Company incurred net losses from continuing operations of $268.4 million and $489.9 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

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

The Company expects its existing cash, cash equivalents, and marketable securities will be sufficient to fund its committed operating expenses and capital expenditure requirements for at least the next 12 months from the date of issuance of these condensed consolidated financial statements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the six months ended September 30, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, for any other interim period, or for any other future year.

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

In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024, subsequent to quarter end. The Company determined that the anticipated acquisition of Dermavant by Organon met the held for sale and discontinued operations accounting criteria in the second fiscal quarter of 2024. Accordingly, the Company classified the results of Dermavant as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, Dermavant’s assets and liabilities are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for all periods presented. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further discussion of the discontinued operation related to Dermavant, refer to Note 6, “Discontinued Operations.”

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

(C) Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents, and marketable securities. The Company maintains cash deposits, cash equivalents, and marketable securities in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

(D) Cash, Cash Equivalents, and Restricted Cash

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds and United States (“U.S.”) Treasury securities.

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	September 30, 2024	March 31, 2024
Cash and cash equivalents	$1,958,633	$6,494,953
Restricted cash (included in “Other current assets”)	3,112	3,067
Restricted cash (included in “Other assets”)	8,169	8,169
Cash, cash equivalents and restricted cash	$1,969,914	$6,506,189

Cash and restricted cash held by Dermavant are included in assets of discontinued operations at September 30, 2024 and March 31, 2024. Refer to Note 6, “Discontinued Operations” for further details.

(E) Marketable Securities

The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities consist of amounts invested in U.S. Treasury securities. As of September 30, 2024, all of the Company’s marketable securities had maturities less than one year from the date of purchase. All of the Company’s marketable securities are classified as held-to-maturity as the Company has the ability and intent to hold to maturity and are reported at amortized cost. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.

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

(G) Investments

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

(H) Fair Value Measurements

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); Class A units of Heracles Parent, L.L.C. (“Datavant”); liability instruments issued, including the earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 12, “Earn-Out Shares”); its investments in other entities; cash; cash equivalents, consisting of money market funds and U.S. Treasury securities; marketable securities, consisting of U.S. Treasury securities; and accounts payable.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Held-to-maturity securities are recorded at amortized cost.

(I) Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Form 10-K for the year ended March 31, 2024.

(J) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the six months ended September 30, 2024.

(K) Recently Issued Accounting Pronouncements

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

Note 3—Cash, Cash Equivalents, and Marketable Securities
Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Cash and cash equivalents
Cash	$123,483	$182,665
Money market funds	1,475,462	6,312,288
U.S. Treasury securities	359,688	—
Total cash and cash equivalents	$1,958,633	$6,494,953
Marketable securities
U.S. Treasury securities	$3,428,021	$—
Total marketable securities	$3,428,021	$—

Total cash, cash equivalents, and marketable securities	$5,386,654	$6,494,953

Cash held by Dermavant is included in assets of discontinued operations at September 30, 2024 and March 31, 2024. Refer to Note 6, “Discontinued Operations” for further details.

The following table summarizes the unrealized positions for the Company’s held-to-maturity securities (in thousands):

	As of September 30, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,787,709	$8,532	$(91)	$3,796,150

The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy.  As of September 30, 2024, the contractual maturities of all marketable securities were less than 12 months.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of September 30, 2024 and March 31, 2024, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of September 30, 2024, RSL held approximately 21% of issued and outstanding shares of Arbutus.

At September 30, 2024 and March 31, 2024, the aggregate fair value of the Company’s investment in Arbutus was $149.6 million and $100.2 million, respectively. During the three and six months ended September 30, 2024, the Company recognized unrealized gains of $29.5 million and $49.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2023, the Company recognized unrealized losses of $10.5 million and $38.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations . The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on September 30, 2024 and March 31, 2024 of $3.85 and $2.58, respectively.

Summarized consolidated financial information of Arbutus is as follows (in thousands):
	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023

Revenue	$1,339	$4,658	$3,065	$9,309
Loss from operations	$(21,440)	$(21,558)	$(43,023)	$(39,943)
Net loss	$(19,717)	$(20,104)	$(39,513)	$(37,198)

Investment in Datavant

The Company holds an investment in Class A units of Datavant. As of September 30, 2024, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of September 30, 2024 and March 31, 2024, the fair value of the Company’s investment was $161.8 million and $147.5 million, respectively. During the three and six months ended September 30, 2024, the Company recognized unrealized gains of $18.9 million and $ 14.3 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2023, the Company recognized unrealized losses of $35.1 million and $14.3 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.

The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.

Note 5—Recent Transactions and Developments

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

In June 2024, the one-time milestone was achieved. Accordingly, the Company received $110.4 million in cash for its pro rata portion of the milestone payment in August 2024. The Company recognized a gain on sale of Telavant net assets of $110.4 million related to the one-time milestone payment during the six months ended September 30, 2024.

Note 6—Discontinued Operations
In September 2024, Dermavant entered into the Merger Agreement with Organon, Merger Sub, and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant was completed in October 2024, subsequent to quarter end.
Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts with respect to the Product, each less than or equal to $1.0 billion.  Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are payable to all of Dermavant’s equity holders, including holders of restricted stock units, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by the Company, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, the Company is entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. The Company received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction.
As contemplated by the Merger Agreement, in connection with the closing of the Dermavant Transaction, Dermavant repaid all amounts outstanding or otherwise payable (including accrued interest and all premiums and exit fees) pursuant to a senior secured credit facility (the “Credit Facility”), dated as of May 14, 2021 and amended as of May 24, 2024, by and among Dermavant, certain subsidiaries of Dermavant, XYQ Luxco S.A.R.L. and U.S. Bank Trust Company, National Association, and terminated the Credit Facility in accordance with its terms.
Following the closing of the Dermavant Transaction, all rights and obligations under each of (A) the Revenue Interest Purchase and Sale Agreement, dated as of May 14, 2021 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH, XYQ Luxco S.A.R.L., NovaQuest Co-Investment Funds XVII, L.P., MAM Tapir Lender, LLC and U.S. Bank Trust Company, National Association and (B) the Funding Agreement, dated as of July 10, 2018 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P. were retained by Dermavant and its subsidiaries, which became indirect wholly owned subsidiaries of Organon.
As a result of the Dermavant Transaction, the Company accounted for the assets and liabilities of Dermavant as assets and liabilities of discontinued operations at September 30, 2024 and March 31, 2024. Assets and liabilities of Dermavant are presented as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” “Current liabilities of discontinued operations,” and “Noncurrent liabilities of discontinued operations” on the accompanying consolidated balance sheets as of September 30, 2024 and March 31, 2024. All assets and liabilities of Dermavant were classified as current as of September 30, 2024 based on the anticipated completion date of the acquisition.
Financial results of Dermavant are presented as “(Loss) income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the three and six months ended September 30, 2024 and 2023.

The following table presents components of discontinued operations included in “(Loss) income from discontinued operations, net of tax” (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2024	2023	2024	2023
Product revenue, net	$20,936	$18,424	$39,303	$35,083
License, milestone and other revenue	3,851	15,029	32,626	15,511
Revenue, net	24,787	33,453	71,929	50,594
Operating expenses:
Cost of revenues	6,656	3,043	10,421	6,274
Research and development	8,396	17,194	21,097	32,911
Selling, general and administrative	45,503	75,779	94,129	140,687
Total operating expenses	60,555	96,016	125,647	179,872
Loss from operations	(35,768)	(62,563)	(53,718)	(129,278)
Change in fair value of debt	16,700	9,744	(102,652)	24,078
Interest expense(1)	6,469	9,247	19,868	18,159
Other (income) expense, net	(16,658)	4,401	(18,440)	(3,019)
(Loss) income from discontinued operations before income taxes	(42,279)	(85,955)	47,506	(168,496)
Income tax expense	804	521	1,496	598
(Loss) income from discontinued operations, net of tax	$(43,083)	$(86,476)	$46,010	$(169,094)

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$—	$(374)	$(155)	$(733)
(Loss) income from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	(42,279)	(85,581)	47,661	(167,763)
(Loss) income from discontinued operations before income taxes	$(42,279)	$(85,955)	$47,506	$(168,496)

(1)	Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs.
The following table presents the major classes of Dermavant’s assets and liabilities that were reclassified as assets and liabilities of discontinued operations (in thousands):

	September 30, 2024	March 31, 2024(1)
Assets:
Cash and cash equivalents	$55,448	$40,753
Property and equipment, net	2,881	3,736
Operating lease right-of-use assets	2,465	2,890
Intangible assets, net	142,311	137,842
Other assets	117,134	116,925
Total assets of discontinued operations	$320,239	$302,146
Liabilities:
Accounts payable	$10,709	$39,196
Accrued expenses	50,342	56,169
Operating lease liabilities	2,717	3,172
Long-term debt	335,501	442,591
Other liabilities	1,944	3,222
Total liabilities of discontinued operations	$401,213	$544,350

(1)	Includes both current and non-current assets and liabilities of discontinued operations.

In the accompanying consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations (in thousands):

	Six Months Ended September 30,
	2024	2023
Share-based compensation	$5,055	$6,133
Change in fair value of debt	$(102,652)	$24,078
Depreciation and amortization	$5,761	$5,703

Note 7—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at September 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Prepaid expenses	$54,843	$33,779
Trade receivables, net	1,916	3,990
Restricted cash	3,112	3,067
Income tax receivable	6,889	1,316
Interest receivable	13,879	27,441
Other	13,587	11,012
Total other current assets	$94,226	$80,605

(B) Accrued Expenses

Accrued expenses at September 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Research and development expenses	$56,299	$37,712
Compensation-related expenses	38,849	49,890
Other expenses	16,321	31,815
Total accrued expenses	$111,469	$119,417

(C) Other Current Liabilities

Other current liabilities at September 30, 2024 and March 31, 2024 consisted of the following (in thousands):

	September 30, 2024	March 31, 2024
Deferred revenue	$3,411	$4,168
Income tax payable	5,413	9,773
Other	97	—
Total other current liabilities	$8,921	$13,941

Note 8—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of September 30, 2024, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program

The Company’s board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Repurchases of an additional 9,023,658 shares were made in open market transactions under the share repurchase program in the three months ended September 30, 2024 for an aggregate purchase price of approximately $106.1 million.

Note 9—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At September 30, 2024, a total of 42,237,212 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the six months ended September 30, 2024 was as follows:
Number of Options
Options outstanding at March 31, 2024	147,068,607
Granted	4,239,920
Exercised	(3,394,492)
Forfeited/Canceled	(1,663)
Options outstanding at September 30, 2024	147,912,372
Options exercisable at September 30, 2024	107,641,231

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units (“RSUs”) and performance stock units under the RSL Equity Plans for the six months ended September 30, 2024 was as follows:
Number of Shares
Non-vested balance at March 31, 2024	16,778,211
Granted	39,243,918
Vested	(3,609,683)
Forfeited	(400,610)
Non-vested balance at September 30, 2024	52,011,836

Multi-Year Incentive Compensation Program
In July 2024, the Compensation Committee of the Board of Directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer (the “2024 Senior Executive Compensation Program”). The program primarily consists of two key components: (i) one-time cash retention awards (refer to Note 11, “Commitments and Contingencies” for further details regarding the one-time cash retention awards) and (ii) long-term equity incentive awards granted in the form of performance restricted stock units (“PSUs”) with both a performance- and a time-vesting component, time-vesting restricted stock units, and time-vesting stock options.

A summary of the long-term equity incentive awards approved is as follows:

Executive	Title	Performance Restricted Stock Units (at max)	Restricted Stock Units	Stock Options

Matthew Gline	Chief Executive Officer	14,450,000	2,754,821	—
Mayukh Sukhatme	President and Chief Investment Officer	17,000,000	1,836,547	—
Eric Venker	President and Chief Operating Officer	*	204,000	409,000

*	The Company entered into a letter agreement pursuant to which Dr. Venker may be granted up to 11,900,000 PSUs in the future, in the sole discretion of the Compensation Committee of the Board of Directors.
The stock options and performance stock options table above includes the stock options granted to Dr. Venker pursuant to the 2024 Senior Executive Compensation Program with a total grant date fair value of $2.9 million. The RSUs and PSUs table above includes the RSUs granted to Mr. Gline, Dr. Sukhatme, and Dr. Venker and PSUs granted to Mr. Gline and Dr. Sukhatme pursuant to the 2024 Senior Executive Compensation Program with total grant date fair values of $51.8 million and $278.2 million, respectively.
The PSUs granted to Mr. Gline and Dr. Sukhatme consist of six vesting tranches, with the number of PSUs allocated to each such tranche set forth in the table below. Each tranche of PSUs will vest on the first date that both of the “Service Condition” and the “Performance Condition” applicable to such tranche has been satisfied. The “Performance Condition” will be deemed satisfied for each tranche on the first date, during the performance period ending on the five-year anniversary of the grant date (the “Performance Period”), when the Company’s trailing 30-day volume weighted average trading price per share (“30-Day VWAP”) for trading days during the Performance Period exceeds the specified share price hurdle set forth in the table below:

Tranche	% of PSUs	Share Price Hurdle (per share)
First Tranche	14.71%	$15.00
Second Tranche	7.35%	$17.50
Third Tranche	8.82%	$20.00
Fourth Tranche	11.77%	$22.50
Fifth Tranche	22.06%	$25.00
Sixth Tranche	35.29%	$30.00
The “Service Condition” with respect to each tranche will be deemed satisfied on the first anniversary of the date on which the Performance Condition is first satisfied with respect to such tranche, subject to the executive’s continuous service through such anniversary. Following the achievement of the Service Condition and the vesting of any tranche of the PSUs, the common shares underlying the applicable vested tranche of PSUs are subject to a further two-year holding period before such common shares may be sold by the executive (subject to certain exceptions).
The Company estimated the fair value of the PSUs on the date of grant using a Monte Carlo simulation applying the assumptions in the following table:

Assumptions
Expected stock price volatility	70.0%
Expected risk free interest rate	4.1%
Stock price	$10.80

As the PSUs are subject to the market performance of the Company’s stock price, share-based compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately satisfied, subject to continued service over the period. The Company recognized share-based compensation related to PSUs of $21.9 million during the three and six months ended September 30, 2024. At September 30, 2024, total unrecognized compensation expense related to non-vested PSUs granted pursuant to the 2024 Senior Executive Compensation Program was $256.3 million. The Company has not recognized share-based compensation expense for potential PSU awards to Dr. Venker as these have not been granted by the Compensation Committee of the Board of Directors.

The grant date fair value of the PSUs is sensitive to the expected stock price volatility of the Company’s shares. The Company selected a volatility estimate of 70.0% based on the observed historical volatility of the Company’s shares. If a higher volatility estimate of 80% were selected, the total grant date fair value of the PSUs would be approximately $292.9 million. If a lower volatility estimate based on the implied volatility of the Company’s shares of 41.6% were selected, the total grant date fair value of the PSUs would be approximately $202.4 million. If a volatility estimate based on an average of the historical and implied volatility of 55.8% were selected, the total grant date fair value of the PSUs would be approximately $247.3 million.

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of September 30, 2024, 17,548,368 capped value appreciation rights (“CVARs”) granted in March 2020 remain outstanding. These CVARs had met the service vesting condition as of September 30, 2024 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. Such CVARs will be earned if the hurdle price is satisfied on a hurdle measurement date, being March 30, prior to the expiration date of March 31, 2026.

November 2021 CVAR Grants

Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the six months ended September 30, 2024 was as follows:

Number of CVARs
Non-vested balance at March 31, 2024	1,782,078
Vested	(585,769)
Forfeited	(128,829)
Non-vested balance at September 30, 2024	1,067,480

During the six months ended September 30, 2024, 585,769 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $13.9 million and $28.6 million for the three and six months ended September 30, 2024, respectively, and $11.8 million and $23.7 million for the three and six months ended September 30, 2023, respectively, related to subsidiary EIPs.

Note 10—Income Taxes

The Company’s effective tax rate for the three and six months ended September 30, 2024 was (5.6)% and (10.0)%, respectively, and the effective tax rate for the three and six months ended September 30, 2023 was (1.3)% and (1.0)%, respectively. The effective tax rate for the six months ended September 30, 2024 is driven by the Company’s gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. For all other periods disclosed, the effective tax rate is driven by the Company’s jurisdictional earnings by location and a valuation allowance that eliminates the Company’s global net deferred tax assets.

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

In September 2024, the Company’s subsidiary, Roivant Sciences, Inc. (“RSI”), entered into a lease agreement (the “RSI Lease Agreement”) with One Penn Plaza LLC for office space in New York, NY to serve as the future U.S. corporate headquarters of RSI. The RSI Lease Agreement has an expected commencement date on or after December 14, 2024 and will expire on or after July 31, 2041 with an option to extend. The approximate future minimum obligation under this lease is $115.0 million, and RSI is eligible to receive a credit of $1.8 million. As of September 30, 2024, a lease commencement date in accordance with ASC 842, Leases, had not occurred. As such, no lease liability or right-of-use asset relating to the RSI Lease Agreement has been recorded.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 14, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements relating to continuing operations during the six months ended September 30, 2024. The Company has further commitments relating to other asset acquisition and license agreements entered and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of September 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

Cash Bonus Program

During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”). During the three months ended September 30, 2024, the Company recognized general and administrative expense and research and development expense of $6.6 million and $1.9 million, respectively, and during the six months ended September 30, 2024, the Company recognized general and administrative expense and research and development expense of $13.5 million and $3.7 million, respectively, relating to the Cash Bonus Program.

Multi-Year Incentive Compensation Program

Pursuant to the 2024 Senior Executive Compensation Program, the Compensation Committee of the Board of Directors approved the following one-time cash retention awards in July 2024:

Executive	Title	Cash Awards (in thousands)

Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Chief Operating Officer	$7,465

Mr. Gline and Dr. Venker received 75% of their respective cash retention awards as of September 30, 2024. The remaining 25% of the award will vest and become payable on or about September 19, 2025, in each case subject to the executive’s continuous service through the applicable vesting date.

The cash retention award provided to Dr. Sukhatme was paid in full as of September 30, 2024. If a Recoupment Event (as defined below) occurred on or prior to September 30, 2024, Dr. Sukhatme would have been required to repay to the Company $30.0 million of the retention award. If a Recoupment Event (as defined below) occurs on or prior to September 30, 2025 (but on or after October 1, 2024), Dr. Sukhatme will be required to repay to the Company $15.0 million of the retention award. A “Recoupment Event” will be deemed to occur if (x) Dr. Sukhatme’s employment in good standing is terminated or otherwise ceases for any reason (except as provided in the following sentence) or (y) Dr. Sukhatme breaches any of his restrictive covenant obligations. In the event Dr. Sukhatme’s employment is terminated by the Company without “cause” (as defined in Dr. Sukhatme’s employment agreement) or due to death or disability, no portion of the cash retention award will be subject to repayment, provided that Dr. Sukhatme executes and does not revoke a release of claims. There was no Recoupment Event as of September 30, 2024.

As a result of the cash retention rewards, the Company recognized general and administrative expense of $79.1 million during the three and six months ended September 30, 2024. The remaining portion of $14.6 million as of September 30, 2024 will be recognized over the applicable service periods.

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

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of September 30, 2024 and March 31, 2024.

Note 12—Earn-Out Shares

In connection with the Business Combination, the Company issued the following:

•
2,033,591 common shares to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20% Earn-Out Shares”), which will vest if the closing price of the Company’s common shares is greater than or equal to $15.00 over any twenty out of thirty trading day period during the Vesting Period (defined below).

•	1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any twenty out of thirty trading day period during the Vesting Period (as defined below).

•	The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent directors are not subject to the vesting conditions described above (the “Retained Shares”).

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of September 30, 2024, no Earn-Out Shares have vested.

The Earn-Out Shares are subject to certain lock-up agreements pursuant to which, among other things, the MAAC Sponsor and each of MAAC’s independent directors (the “MAAC Independent Directors”) have agreed not to effect any sale or distribution of the Company’s common shares during the applicable lock-up period, subject to customary exceptions. The lock-up periods applicable to the Company’s common shares, including Earn-Out Shares, held by the MAAC Sponsor and MAAC Independent Directors as of immediately following the closing of the Business Combination (the “Closing”) are (i) with respect to 25% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, six months following the Closing, which expired on March 30, 2022, (ii) with respect to an additional 25% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, the earlier of twelve months following the achievement of certain price-based vesting restrictions or six years from the Closing and (iii) with respect to 50% of the Company’s common shares held by the MAAC Sponsor and MAAC Independent Directors, thirty-six months following the Closing, which expired on September 30, 2024.

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2024 and March 31, 2024, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2024				As of March 31, 2024
	Level 1	Level 2	Level 3	Balance as of September 30, 2024	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Money market funds	$1,475,462	$—	$—	$1,475,462	$6,312,288	$—	$—	$6,312,288
Investment in Datavant Class A units	—	—	161,791	161,791	—	—	147,526	147,526
Investment in Arbutus common shares	149,563	—	—	149,563	100,227	—	—	100,227
Total assets at fair value	$1,625,025	$—	$161,791	$1,786,816	$6,412,515	$—	$147,526	$6,560,041
Liabilities:
Liability instruments measured at fair value(1)	$—	$—	$26,252	$26,252	$—	$—	$25,737	$25,737
Total liabilities at fair value	$—	$—	$26,252	$26,252	$—	$—	$25,737	$25,737

(1)
At September 30, 2024, Level 3 includes the fair value of the Earn-Out Shares of $23.8 million and other liability instruments issued of $2.5 million. At March 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.0 million and other liability instruments issued of $3.7 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the six months ended September 30, 2024.

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

The changes in fair value of the Level 3 assets during the six months ended September 30, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net loss	(14,254)
Balance at September 30, 2023	$164,325

Balance at March 31, 2024	$147,526
Changes in fair value of investment in Datavant, included in net loss	14,265
Balance at September 30, 2024	$161,791

The changes in fair value of the Level 3 liabilities during the six months ended September 30, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$33,651
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of liability instruments, included in net loss	25,553
Balance at September 30, 2023	$31,114

Balance at March 31, 2024	$25,737
Changes in fair value of liability instruments, included in net loss	515
Balance at September 30, 2024	$26,252

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

	Point Estimate Used
Input	As of September 30, 2024	As of March 31, 2024
Volatility	90.0%	90.0%
Risk-free rate	3.71%	4.86%

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 12, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of September 30, 2024	As of March 31, 2024
Volatility	54.7%	63.2%
Risk-free rate	3.66%	4.50%

As of September 30, 2024 and March 31, 2024, the fair value of the Earn-Out Shares was $23.8 million and $22.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Note 14—Net (Loss) Income per Common Share

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. All outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss from continuing operations.

As of September 30, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net (loss) income per common share:

	September 30, 2024	September 30, 2023

Stock options and performance stock options	147,912,372	148,753,920
Restricted stock units and performance stock units (non-vested)	52,011,836	20,073,411
March 2020 CVARs(1)	17,548,368	28,753,677
November 2021 CVARs (non-vested)	1,067,480	2,506,499
Restricted common stock (non-vested)	210,918	487,005
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Other stock based awards and instruments issued	5,032,786	5,611,820

(1)	Refer to Note 9, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 15—Subsequent Events

Organon’s acquisition of Dermavant was completed in October 2024. Refer to Note 6, “Discontinued Operations” for further details.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

Roivant is a biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Roivant’s pipeline includes IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting FcRn in development across several IgG-mediated autoimmune indications; brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 in development for the treatment of dermatomyositis and non-infectious uveitis; mosliciguat, an inhaled sGC activator in development for pulmonary hypertension associated with interstitial lung disease; and namilumab, an anti-GM-CSF monoclonal antibody in development for the treatment of pulmonary sarcoidosis. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected product candidates from our pipeline.

Product Candidate	Indication	Vant	Modality	Phase
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Indication 5	Immunovant	Biologic	Phase 2/3*
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2b*
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Other Indications	Priovant	Small Molecule	Phase 2
Namilumab	Sarcoidosis	Kinevant	Biologic	Phase 2*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2

Note: All product candidates in our current pipeline are investigational and subject to health authority approval. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of September 30, 2024, as well as our ownership interest in potential future milestones and royalties related to the Dermavant Transaction (see footnote 4 below).

	Roivant Ownership
Vant / Milestones & Royalties	Basic[1]	Fully Diluted[2]
Immunovant	54%[3]	48%[3]
Priovant	75%	67%
Genevant	83%	64%
Kinevant	99%	98%
Pulmovant	100%	93%
Covant	100%	87%
Psivant	48%	44%
Arbutus	21%[3]	19%[3]
Lokavant	57%	50%
VantAI	60%	49%
Datavant	†	†
VTAMA Milestones & Royalties[4]	86%[4]	81%[4]

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

4.
Amounts shown as of the closing of the Dermavant Transaction on October 28, 2024. At closing of the Dermavant Transaction, we received cash consideration of $183.6 million and are entitled to receive an additional cash payment of $75.0 million upon FDA approval of VTAMA for the treatment of atopic dermatitis (the “AD Approval Milestone”). In addition to the foregoing, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) and tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. Roivant’s ownership interest in these potential future milestones and royalties consists of (i) 100% of the first $270 million in upfront, milestone and royalty payments (inclusive of the upfront payment made at closing and the potential AD Approval Milestone) and (ii) between 86% and 81% of subsequent milestone and royalty payments. For more information on the Dermavant Transaction, please refer to Note 6—Discontinued Operations to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

†
As of September 30, 2024, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4—Equity Method Investments to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
Namilumab	Kinevant	Topline data from Phase 2 trial in sarcoidosis	4Q 2024
LNP Platform	Genevant	Markman hearing in Pfizer/BioNTech case	4Q 2024
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	By FY End
Batoclimab	Immunovant	Initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	By FY End
LNP Platform	Genevant	Summary judgment phase in Moderna case	2Q-3Q 2025
LNP Platform	Genevant	Trial in Moderna case	2H 2025
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	2H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2H 2025
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026

Note: References under “Expected Timing” are to calendar years unless otherwise noted. References to “FY End” are to Roivant’s fiscal year ending March 31, 2025. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. The timing of the litigation-related events noted above is subject to change, including at the discretion of the court.

Recent Developments

•	Immunovant:

Endocrinology Program
In September 2024, Immunovant reported additional positive results from the Phase 2a trial of batoclimab in Graves’ Disease. Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly by subcutaneous injection (SC) followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, participants experienced a mean IgG reduction of 77% leading to a 76% Response rate. In addition, by the end of 12 weeks of higher dose batoclimab, 56% achieved an ATD-Free Response. During Weeks 13 to 24, the lower 340mg dose of batoclimab resulted in mean IgG reduction of 65% (vs. 77% on 680mg dose) with a correspondingly lower responder rate of 68%. In addition, a lower ATD-Free Response rate of 36% was also observed in the second 12 weeks. Patients who achieved at least a 70% IgG reduction at the end of the trial had nearly a threefold higher ATD-Free Response rate than those who did not (60% vs. 23%). Batoclimab was well tolerated with no new safety signals identified.

In November 2024, additional data on the efficacy and safety of batoclimab in Graves’ thyroidal and extrathyroidal disease were presented in an oral presentation at the American Thyroid Association (ATA) 2024 Annual Meeting. These data showed that a 60% response rate (defined as T3 and T4 falling below the upper limit of normal (ULN) without increasing the ATD dose) was achieved by Week 2, demonstrating the rapidity of response to batoclimab 680mg dosed weekly. Meaningful improvements in proptosis and lid aperture were also observed at both Week 12 and Week 24. Pronounced improvements in multiple Thyroid-Related Patient-Reported Outcomes (ThyPRO-39) measurement scales were also observed, with ATD-Free Responders (defined as T3 and T4 falling below the ULN and ceasing all ATD medications) reporting greater improvements than other participants.

Neurology Program
In November 2024, Immunovant announced completion of enrollment for patients included in Period 1 of the Phase 2b trial of batoclimab in CIDP, with data expected by March 31, 2025, to inform the trial design for a potentially registrational program with IMVT-1402.

Rheumatology Program
In November 2024, Immunovant also announced FDA clearance of the IND for IMVT-1402 in D2T RA and expects to initiate a potentially registrational trial by March 31, 2025.

•
Priovant: In September 2024, Priovant announced receipt of Fast Track designation from FDA for brepocitinib in NIU and enrolled the first patients in the Phase 3 program. New 52-week data from the Phase 2 NEPTUNE study of brepocitinib in NIU showed potential best-in-indication efficacy sustained to one year.  Treatment failure rate in the 45 mg dose arm was 35% at week 52 vs. 29% at week 24.  Treatment failure rate in the 15 mg dose arm was 56% vs. 44% at week 24.  In each treatment arm only one additional patient failed from week 24 to 52.  Other important efficacy measurements at week 52 were consistent with the week 24 data, including measurements of retinal vascular leakage and prevention and treatment of macular edema. Safety and tolerability were consistent with prior clinical studies of brepocitinib, with no new safety or tolerability signals identified. Brepocitinib has been dosed in over 1,400 subjects and patients with a safety profile that appears consistent with approved and widely prescribed JAK inhibitors.

•
Pulmovant: In September 2024, Roivant unveiled mosliciguat, a potential first-in-class and best-in-category inhaled once-daily sGC activator. Mosliciguat is being developed for PH-ILD, which affects ~200,000 patients in the U.S. and Europe with limited or no treatment options.

In September 2024, Pulmovant also presented data from the Phase 1b ATMOS study showing a single dose of inhaled mosliciguat in PH patients (N=38) led to sustained, clinically meaningful mean-max reductions in PVR of up to ~38%, one of the highest reductions seen in PH trials to date. Mosliciguat was generally well-tolerated, with low rates of treatment-emergent adverse events (TEAEs).

Pulmovant initiated the global Phase 2 PHocus trial of mosliciguat in patients with PH-ILD.

•
Roivant: In October 2024, Roivant reported the close of Organon’s acquisition of Dermavant. At closing, Roivant received $184M in cash and Organon took on all of Dermavant’s remaining outstanding long-term debt, which, inclusive of Dermavant’s senior credit facility repaid at closing, had a carrying value of $336M as of September 30, 2024. In addition, Organon will pay Roivant a $75M milestone upon FDA approval for VTAMA in atopic dermatitis, with a target action date in the first quarter of calendar year 2025. The transaction also includes payments of up to $950 million for the achievements of certain commercial milestones, in addition to the tiered royalties on net sales that Organon will pay Dermavant shareholders.

Roivant continued to return capital through share repurchases with $106M purchased for the quarter ending September 30, 2024, resulting in $754M cumulative share repurchases (inclusive of the repurchase of Sumitomo’s stake in April 2024) through September 30, 2024.

Roivant reported consolidated cash, cash equivalents and marketable securities of approximately $5.4B at September 30, 2024.

Components of Results of Operations

Revenue, net

Revenue, net primarily relates to the recognition of payments received in connection with license agreements, as well as revenue generated by subscription and service-based fees.

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

General and administrative expenses

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation and benefits, for employees engaged in G&A activities. G&A employees include those responsible for the identification and acquisition or in-license of new drug candidates, as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. G&A expenses also consist of legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations.

We expect G&A expenses to increase in future periods to support our continued research and development activities and potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel, including higher share-based compensation expenses, and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the Board of Directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer. The long-term equity incentive awards granted pursuant to this program will result in significant increases to share-based compensation expense over the vesting period of the awards. Refer to Note 9, “Share-Based Compensation” of our financial statements for further details.

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets reflects the gain resulting from the achievement of a one-time milestone in June 2024 related to the sale of our entire equity interest in our majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”) to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). In December 2023, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. owned the remaining 25%, in each case on an as-converted basis. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment will be applied to the one-time milestone payment. We recognized a gain on sale of Telavant net assets of approximately $110 million for our pro rata portion of the one-time milestone consideration during the six months ended September 30, 2024. Refer to Note 5, “Recent Transactions and Developments” for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments includes the unrealized (gain) loss on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

Change in fair value of liability instruments

Change in fair value of liability instruments primarily includes the (gain) loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including the earn-out share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company.

Interest income

Interest income consists of interest earned on our cash, cash equivalents and marketable securities.

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

(Loss) income from discontinued operations, net of tax

(Loss) income from discontinued operations, net of tax represents the financial results of Dermavant Sciences Ltd. (“Dermavant”). In September 2024, Dermavant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations

Comparison of the three and six months ended September 30, 2024 and 2023

The following table sets forth our results of operations for the three months ended September 30, 2024 and 2023:

	Three Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue, net	$4,475	$3,648	$827
Operating expenses:
Cost of revenues	234	223	11
Research and development	143,073	114,790	28,283
Acquired in-process research and development	—	13,950	(13,950)
General and administrative	202,881	88,576	114,305
Total operating expenses	346,188	217,539	128,649
Loss from operations	(341,713)	(213,891)	(127,822)
Change in fair value of investments	(48,375)	45,849	(94,224)
Change in fair value of liability instruments	(635)	11,789	(12,424)
Gain on deconsolidation of subsidiaries	—	(17,354)	17,354
Interest income	(69,773)	(14,299)	(55,474)
Other expense, net	1,453	1,530	(77)
Loss from continuing operations before income taxes	(224,383)	(241,406)	17,023
Income tax expense	12,458	3,236	9,222
Loss from continuing operations, net of tax	(236,841)	(244,642)	7,801
Loss from discontinued operations, net of tax	(43,083)	(86,476)	43,393
Net loss	(279,924)	(331,118)	51,194
Net loss attributable to noncontrolling interests	(49,740)	(26,791)	(22,949)
Net loss attributable to Roivant Sciences Ltd.	$(230,184)	$(304,327)	$74,143

The following table sets forth our results of operations for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023	Change
	(in thousands)
Revenue, net	$12,465	$8,131	$4,334
Operating expenses:
Cost of revenues	447	1,206	(759)
Research and development	263,580	224,206	39,374
Acquired in-process research and development	—	26,450	(26,450)
General and administrative	302,773	179,858	122,915
Total operating expenses	566,800	431,720	135,080
Gain on sale of Telavant net assets	110,387	—	110,387
Loss from operations	(443,948)	(423,589)	(20,359)
Change in fair value of investments	(63,601)	53,413	(117,014)
Change in fair value of liability instruments	515	51,967	(51,452)
Gain on deconsolidation of subsidiaries	—	(17,354)	17,354
Interest income	(141,900)	(31,014)	(110,886)
Other expense, net	5,061	4,357	704
Loss from continuing operations before income taxes	(244,023)	(484,958)	240,935
Income tax expense	24,421	4,911	19,510
Loss from continuing operations, net of tax	(268,444)	(489,869)	221,425
Income (loss) from discontinued operations, net of tax	46,010	(169,094)	215,104
Net loss	(222,434)	(658,963)	436,529
Net loss attributable to noncontrolling interests	(87,547)	(62,820)	(24,727)
Net loss attributable to Roivant Sciences Ltd.	$(134,887)	$(596,143)	$461,256

Variance analysis for three and six months ended September 30, 2024 and 2023

Revenue, net

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Revenue, net	$4,475	$3,648	$827	$12,465	$8,131	$4,334

Revenue, net increased by $0.8 million to $4.5 million for the three months ended September 30, 2024, compared to $3.6 million for the three months ended September 30, 2023. Revenue, net was not significant in either period presented.

Revenue, net increased by $4.3 million to $12.5 million for the six months ended September 30, 2024, compared to $8.1 million for the six months ended September 30, 2023, Revenue, net was not significant in either period presented.

Cost of revenues

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Cost of revenues	$234	$223	$11	$447	$1,206	$(759)

Cost of revenues was $0.2 million for each of the three months ended September 30, 2024 and 2023. Cost of revenues was not significant in either period presented.

Cost of revenues decreased by $0.8 million to $0.4 million for the six months ended September 30, 2024, compared to $1.2 million for the six months ended September 30, 2023. Cost of revenues was not significant in either period presented.

Research and development expenses

For the three months ended September 30, 2024 and 2023, our research and development expenses consisted of the following:
	Three Months Ended September 30,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$29,614	$5,133	$24,481
Anti-FcRn franchise—endocrine diseases	14,887	8,431	6,456
Anti-FcRn franchise—rheumatology diseases	7,219	—	7,219
Anti-FcRn franchise—other clinical and nonclinical	7,903	11,875	(3,972)
Brepocitinib	10,517	8,755	1,762
Mosliciguat	6,184	234	5,950
Namilumab	3,491	3,331	160
RVT-2001	216	3,739	(3,523)
RVT-3101	—	18,553	(18,553)
Other development and discovery programs	9,972	10,761	(789)
Total program-specific costs	90,003	70,812	19,191

Unallocated internal costs:
Share-based compensation	9,911	8,309	1,602
Personnel-related expenses	33,577	26,411	7,166
Other expenses	9,582	9,258	324
Total research and development expenses	$143,073	$114,790	$28,283
(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $28.3 million to $143.1 million for the three months ended September 30, 2024, compared to $114.8 million for the three months ended September 30, 2023. This increase was primarily driven by increases in program-specific costs of $19.2 million, personnel-related expenses of $7.2 million, and share-based compensation of $1.6 million.

Within program-specific costs, the increase of $19.2 million was primarily driven by an increase in expense of $34.2 million related to the anti-FcRn franchise, partially offset by a decrease in expense of $18.6 million related to RVT-3101, which was sold to Roche in December 2023.

For the six months ended September 30, 2024 and 2023, our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$47,956	$16,376	$31,580
Anti-FcRn franchise—endocrine diseases	30,937	14,750	16,187
Anti-FcRn franchise—rheumatology diseases	7,219	—	7,219
Anti-FcRn franchise—other clinical and nonclinical	14,304	21,705	(7,401)
Brepocitinib	21,111	16,518	4,593
Mosliciguat	9,164	234	8,930
Namilumab	7,868	6,633	1,235
RVT-2001	1,875	7,561	(5,686)
RVT-3101	—	29,478	(29,478)
Other development and discovery programs	19,451	20,138	(687)
Total program-specific costs	159,885	133,393	26,492

Unallocated internal costs:
Share-based compensation	20,443	15,726	4,717
Personnel-related expenses	65,122	56,596	8,526
Other expenses	18,130	18,491	(361)
Total research and development expenses	$263,580	$224,206	$39,374
(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $39.4 million to $263.6 million for the six months ended September 30, 2024, compared to $224.2 million for the six months ended September 30, 2023. This increase was primarily driven by increases in program-specific costs of $26.5 million, personnel-related expenses of $8.5 million, and share-based compensation of $4.7 million.

Within program-specific costs, the increase of $26.5 million was primarily driven by increases in expense of $47.6 million related to the anti-FcRn franchise and $8.9 million related to mosliciguat as a result of its acquisition during the three months ended September 2023. These increases were partially offset by a decrease in expense of $29.5 million related to RVT-3101, which was sold to Roche in December 2023.

Acquired in-process research and development expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Acquired in-process research and development	$—	$13,950	$(13,950)	$—	$26,450	$(26,450)

Acquired in-process research and development expenses were $14.0 million for the three months ended September 30, 2023 due to $14.0 million of consideration relating to the asset acquisition of mosliciguat completed by our wholly-owned subsidiary, Pulmovant.

Acquired in-process research and development expenses were $26.5 million for the six months ended September 30, 2023 due to $14.0 million of consideration relating to the asset acquisition of mosliciguat completed by our wholly-owned subsidiary, Pulmovant, and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

General and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
General and administrative	$202,881	$88,576	$114,305	$302,773	$179,858	$122,915

General and administrative expenses increased by $114.3 million to $202.9 million for the three months ended September 30, 2024, compared to $88.6 million for the three months ended September 30, 2023. This increase was primarily due to an increase in personnel-related expenses of $87.0 million, of which $79.1 million related to the one-time cash retention awards approved in July 2024 for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer (the “2024 Senior Executive Compensation Program”) and $6.6 million related to the special one-time cash retention bonus award granted to employees, following approval in December 2023. The increase was also driven by an increase in share-based compensation expense of $21.7 million, primarily due to the long-term equity incentive awards granted in July 2024 pursuant to the 2024 Senior Executive Compensation Program.

General and administrative expenses increased by $122.9 million to $302.8 million for the six months ended September 30, 2024, compared to $179.9 million for the six months ended September 30, 2023. This increase was primarily due to an increase in personnel-related expenses of $94.8 million, of which $79.1 million related to the one-time cash retention awards approved in July 2024 pursuant to the 2024 Senior Executive Compensation Program and $13.5 million related to the special one-time cash retention bonus award granted to employees, following approval in December 2023. The increase was also driven by an increase in share-based compensation expense of $19.8 million, primarily due to the long-term equity incentive awards granted in July 2024 pursuant to the 2024 Senior Executive Compensation Program.

Gain on sale of Telavant net assets

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on sale of Telavant net assets	$—	$—	$—	$110,387	$—	$110,387

Gain on sale of Telavant net assets was approximately $110.4 million for the six months ended September 30, 2024 and resulted from the achievement of a one-time milestone achieved in June 2024. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information regarding the milestone.

Change in fair value of investments

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$(48,375)	$45,849	$(94,224)	$(63,601)	$53,413	$(117,014)

Change in fair value of investments was an unrealized gain of $48.4 million and an unrealized loss of $45.8 million for the three months ended September 30, 2024 and 2023, respectively. The change of $94.2 million was primarily driven by changes in the public share price of Arbutus and the change in fair value of our investment in Datavant.

Change in fair value of investments was an unrealized gain of $63.6 million and an unrealized loss of $53.4 million for the six months ended September 30, 2024 and 2023, respectively. The change of $117.0 million was primarily driven by changes in the public share price of Arbutus and the change in fair value of our investment in Datavant.

Change in fair value of liability instruments

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value of liability instruments	$(635)	$11,789	$(12,424)	$515	$51,967	$(51,452)

Change in fair value of liability instruments was a gain of $0.6 million and a loss of $0.5 million for the three and six months ended September 30, 2024, respectively. Change in fair value of liability instruments was not significant in either period presented.

Change in fair value of liability instruments were losses of $11.8 million and $52.0 million for the three and six months ended September 30, 2023 and primarily consisted of losses of $11.7 million and $51.7 million, respectively, relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Gain on deconsolidation of subsidiaries

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$—	$(17,354)	$17,354	$—	$(17,354)	$17,354

Gain on deconsolidation of subsidiaries was $17.4 million for the three and six months ended September 30, 2023 and resulted from the deconsolidation of VantAI Holdings, Inc. in July 2023 and Proteovant Sciences Inc. in August 2023.

Interest income

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Interest income	$(69,773)	$(14,299)	$(55,474)	$(141,900)	$(31,014)	$(110,886)

Interest income increased by $55.5 million to $69.8 million for the three months ended September 30, 2024, compared to $14.3 million for the three months ended September 30, 2023. The increase is primarily due to higher cash balances in our interest-bearing cash accounts.

Interest income increased by $110.9 million to $141.9 million for the six months ended September 30, 2024, compared to $31.0 million for the six months ended September 30, 2023. The increase is primarily due to higher cash balances in our interest-bearing cash accounts and higher interest rates.

Income tax expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Income tax expense	$12,458	$3,236	$9,222	$24,421	$4,911	$19,510

Income tax expense increased by $9.2 million to $12.5 million for the three months ended September 30, 2024, compared to $3.2 million for the three months ended September 30, 2023. The increase is primarily due to our earnings by legal entity in various jurisdictions, which is driven by an increase in interest income.

Income tax expense increased by $19.5 million to $24.4 million for the six months ended September 30, 2024, compared to $4.9 million for the six months ended September 30, 2023. The increase is primarily due to our earnings by legal entity in various jurisdictions, which is driven by an increase in interest income.

(Loss) income from discontinued operations, net of tax

	Three Months Ended September 30,			Six Months Ended September 30,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
(Loss) income from discontinued operations, net of tax	$(43,083)	$(86,476)	$43,393	$46,010	$(169,094)	$215,104

Loss from discontinued operations, net of tax was $43.1 million and $86.5 million for the three months ended September 30, 2024 and 2023, respectively. Income (loss) from discontinued operations, net of tax was income of $46.0 million and a loss of $169.1 million for the six months ended September 30, 2024 and 2023, respectively. These amounts represent the financial results of Dermavant. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Liquidity and Capital Resources

For the six months ended September 30, 2024 and 2023, we incurred net losses from continuing operations of $268.4 million and $489.9 million, respectively. As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $5.4 billion and our retained earnings was $395.6 million. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

In September 2024, Dermavant entered into the Merger Agreement with Organon, Merger Sub, and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant was completed in October 2024, subsequent to quarter end.

Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts with respect to the Product, each less than or equal to $1.0 billion. Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are payable to all of Dermavant’s equity holders, including holders of restricted stock units, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by us, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, we are entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. We received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction.

As contemplated by the Merger Agreement, in connection with the closing of the Dermavant Transaction, Dermavant repaid all amounts outstanding or otherwise payable (including accrued interest and all premiums and exit fees) pursuant to a senior secured credit facility (the “Credit Facility”), dated as of May 14, 2021 and amended as of May 24, 2024, by and among Dermavant, certain subsidiaries of Dermavant, XYQ Luxco S.A.R.L. and U.S. Bank Trust Company, National Association, and terminated the Credit Facility in accordance with its terms.

Following the closing of the Dermavant Transaction, all rights and obligations under each of (A) the Revenue Interest Purchase and Sale Agreement, dated as of May 14, 2021 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH, XYQ Luxco S.A.R.L., NovaQuest Co-Investment Funds XVII, L.P., MAM Tapir Lender, LLC and U.S. Bank Trust Company, National Association and (B) the Funding Agreement, dated as of July 10, 2018 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P., were retained by Dermavant and its subsidiaries, which became indirect wholly owned subsidiaries of Organon. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Share Repurchase Program

Our board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, we entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Repurchases of an additional 9,023,658 shares were made in open market transactions under the share repurchase program in the three months ended September 30, 2024 for an aggregate purchase price of approximately $106.1 million.

Liquidity Requirements

Our short-term and long-term liquidity requirements as of September 30, 2024 included:
•
obligations under our leases. Refer to Note 13, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding our lease commitments. In September 2024, our subsidiary, Roivant Sciences, Inc. (“RSI”), entered into a lease agreement (the “RSI Lease Agreement”) with One Penn Plaza LLC for office space in New York, NY to serve as the future U.S. corporate headquarters of RSI. The RSI Lease Agreement has an expected commencement date on or after December 14, 2024 and will expire on or after July 31, 2041 with an option to extend. The approximate future minimum obligation under this lease is $115.0 million, and RSI is eligible to receive a credit of $1.8 million. As of September 30, 2024, a lease commencement date in accordance with ASC 842, Leases, had not occurred. As such, no lease liability or right-of-use asset relating to the RSI Lease Agreement has been recorded.

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement (“PSA”) entered between Immunovant and Samsung pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of September 30, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

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

We enter into agreements with contract service providers to assist in the performance of our research and development activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of our product candidates. Subject to required notice periods and certain obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We expect to enter into additional collaborative research, contract research, manufacturing, and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In the future, we may require significant additional capital to continue our operations, pursue business opportunities or strategic transactions, or respond to challenges, competition or unforeseen circumstances. Until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations at Roivant and the Vants. To the extent that we raise additional capital by issuing equity securities at Roivant or the Vants, our existing shareholders’ ownership, or our ownership in the Vants, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of our shareholders. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital or to pursue business opportunities, including potential acquisitions.

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

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities, as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to retire outstanding debt obligations or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We face risks associated with strategic transactions and partnerships and we may not realize the expected benefits of those strategic transactions and partnerships.” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the six months ended September 30, 2024 and 2023:

	Six Months Ended September 30,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(459,635)	$(446,359)
Net cash used in investing activities	$(3,294,559)	$(36,346)
Net cash (used in) provided by financing activities	$(769,690)	$215,349

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the six months ended September 30, 2024, cash used in operating activities increased by $13.3 million to $459.6 million compared to $446.4 million for the six months ended September 30, 2023.

Investing Activities

For the six months ended September 30, 2024 and 2023, cash used in investing activities increased by approximately $3.3 billion to approximately $3.3 billion compared to $36.3 million for the six months ended September 30, 2023 as a result of purchases of marketable securities during the six months ended September 30, 2024.

Financing Activities

For the six months ended September 30, 2024 and 2023, cash flow from financing activities changed by $985.0 million to net cash used in financing activities of $769.7 million from net cash provided by financing activities of $215.3 million for the six months ended September 30, 2023. During the six months ended September 30, 2024, net cash used in financing activities was primarily due to the repurchase of $754.4 million of our common shares during the six months ended September 30, 2024. During the six months ended September 30, 2023, net proceeds were primarily generated by the issuance of our common shares pursuant to purchase and sale agreements entered with certain institutional investors.

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

Interest Rate Risk

As of September 30, 2024, we had cash, cash equivalents, restricted cash and marketable securities of approximately $5.4 billion. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

Foreign Currency Exchange Rate Risk

Our employees and our operations are currently primarily located in the U.S., and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors and counterparties. We believe an immediate hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our liquidity or our condensed consolidated financial statements.

Equity Price Risk

As of September 30, 2024, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 20% increase or decrease in our investments in Arbutus and Datavant would have increased or decreased their fair value as of September 30, 2024 by approximately $62 million.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates, as the context requires. References to our “product candidates” include our current and any future products or product candidates. Approval from the U.S. Food and Drug Administration (“FDA”) or other applicable international regulatory authority is required before a product or product candidate may be marketed and sold in the relevant jurisdiction.

Risks Related to Our Business and Industry

Risks Related to Our Strategy and Financial Position

Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future viability.

We are a clinical-stage biopharmaceutical and healthcare technology company with a relatively limited operating history upon which you can evaluate our business and prospects. We were formed in April 2014, and our operations to date have primarily been limited to acquiring or in-licensing product candidates, pursuing the clinical development and commercialization of those product candidates, efforts to discover new product candidates, financing activities and the creation or acquisition of healthcare technology companies and products, as well as the oversight and management of our subsidiaries, which we refer to as “Vants.” Following the acquisition of our subsidiary Dermavant by Organon (the “Dermavant Transaction”), completed in October 2024, we no longer have a commercial-stage product and we do not expect to generate product revenues from the commercial sale of our product candidates for the foreseeable future.

Our ability to execute on our business model and generate revenues depends on a number of factors, including our ability to:

•	successfully complete ongoing clinical trials and obtain regulatory approvals for our product candidates;

•	identify new acquisition or in-licensing opportunities;

•	realize the benefits of our strategic partnerships and other collaborations, including the Dermavant Transaction;

•	launch commercial sales of our product candidates following regulatory approvals, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•
attract and retain experienced management teams and operational personnel to support our ongoing clinical development efforts, including at newly formed Vants, and successfully prepare for the commercialization of our product candidates following regulatory approvals;

•
initiate and maintain relationships with third-party suppliers and manufacturers and have commercial quantities of product candidates, following regulatory approvals, manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

•	set acceptable prices for our product candidates following regulatory approvals and obtain coverage and adequate reimbursement from third-party payors;

•	achieve market acceptance of product candidates following regulatory approvals in the medical community and with third-party payors and consumers;

•	raise additional funds when needed and on terms acceptable to us;

•	successfully grow our healthcare technology Vants and market the products and services offered by those Vants;

•	successfully identify new product candidates through our discovery efforts and advance those product candidates into preclinical studies and clinical trials; and

•	maintain, expand and protect our intellectual property portfolio.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict when and if our product candidates will achieve various milestones in their clinical development, including marketing approval from the FDA or other regulatory authorities, the timing or amount of increased expenses related to these activities or when we will be able to generate revenues from the sale of those product candidates following regulatory approvals or achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval in the U.S. or another jurisdiction, or if there are any delays in any of our clinical trials or the development of our product candidates. Our inability to successfully execute on the objectives described herein would have a material adverse effect on our business, financial condition, results of operations and prospects.

We may never achieve sustained profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates for the foreseeable future. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $5.4 billion and retained earnings of approximately $395.6 million.

We may never be able to successfully develop, achieve regulatory approvals for or commercialize our product candidates. Even if approved, our product candidates may not generate meaningful product revenues or enable us to achieve or maintain profitability. It is therefore possible that we will incur substantial operating losses for the foreseeable future. Our ability to generate meaningful product revenues and achieve and sustain profitability depends on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for our product candidates and manufacture and successfully market our product candidates alone or in collaboration with others. Revenues from the sale of any product candidate for which regulatory approval is obtained will be dependent, in part, upon the size of the markets in the territories for which we have or may gain regulatory approval, the accepted price for the product candidate, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product candidate and the overall competitive landscape. Even if we achieve profitability from product revenues in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve and sustain profitability could depress the market value of our company and impair our ability to raise capital, expand our business and pipeline and market any product candidates following regulatory approval.

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

Because we have finite financial and management resources, we have to make challenging decisions regarding the allocation of capital and personnel across our businesses. We face certain risks associated with these decisions and may fail to capitalize on viable commercial product candidates or profitable market opportunities. For example, we may decide not to pursue a particular in-licensing or acquisition opportunity, or a potential target indication for a product candidate, that later proves to have greater commercial potential than our current and planned development programs and product candidates. Similarly, our management’s attention to one product candidate may divert their attention from another opportunity that ultimately might have proven more successful. Our spending on current and future research and development programs and other future product candidates may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidate.

Additionally, we may pursue additional in-licenses or acquisitions of product candidates or programs, which entails additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, legal and human resources expertise. Efforts to do so may not result in the actual acquisition or in-license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. For example, if we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing product candidates that ultimately do not provide a return on our investment, would have a material adverse effect on our business, financial condition, results of operations and prospects.

We face risks associated with the Vant structure.

Our product candidates are developed at our Vants, which operate similarly to independent biopharmaceutical companies with their own management teams and equity incentive structures. While we believe that there are significant competitive advantages to this structure, as compared to traditional pharmaceutical companies or smaller biopharma companies, the Vant structure also poses certain risks for our business.

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

In addition, a single or limited number of the Vants may, now or in the future, comprise a large proportion of our value. Similarly, in the future a large proportion of our consolidated revenues could be derived from one or a small number of Vants. Any adverse development at a key Vant, including the loss of key members of management, the termination of a key license agreement or other loss of the intellectual property underlying a product candidate or the failure of a clinical trial for a product candidate under development at the Vant, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

We do not wholly own certain of our Vants, including our publicly traded subsidiary, Immunovant. By virtue of Immunovant being a publicly traded company, our operational control of Immunovant is also limited in certain respects and certain transactions between us and Immunovant may require the prior approval of a special committee of independent directors, which we do not control. This structure could result in delays in certain financing or other transactions at Immunovant, or prevent us from taking certain actions with respect to Immunovant that we think are in our best interests as a majority shareholder of Immunovant. In addition, certain of our Vants have issued equity securities senior to our ownership interests, which dilutes our economic interest in the Vants and can in certain cases limit our operational control of the Vant.

Our Vants also have equity incentive plans, which can result in the dilution of our ownership interest in the Vant as the awards issued under those plans vest and are exercised. The vesting and exercise of incentive equity awards at the Vants, as well as future capital needs at the Vants – which may be financed through senior debt or equity securities or common equity – may further dilute or subordinate our ownership and economic interests in the Vants or reduce our operational control of the Vants. In addition, recipients of Vant equity awards may have economic alignment with a Vant that incentivizes them to act in ways that prioritize the success of a Vant over the success of the Company as a whole, which could adversely impact our consolidated business, financial condition, results of operations or prospects. For more information on our ownership of our Vants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Overview.”

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

We face risks associated with potential future payments we may owe in connection with our product candidates.

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

We face risks associated with strategic transactions and partnerships and we may not realize the expected benefits of those strategic transactions and partnerships.

From time to time, we may consider strategic transactions, including acquisitions or divestitures of companies, asset purchases or sales and out-licensing or in-licensing of intellectual property, products or technologies. Additional potential transactions that we may consider in the future include a variety of business arrangements, including spinoffs, strategic partnerships, joint ventures, collaborations, restructurings, divestitures, business combinations and investments. We face certain risks in connection with these transactions and, even if consummated, may not realize the expected benefits of those transactions.

For example, in October 2024 we completed the Dermavant Transaction, the consideration for which consisted of an upfront payment of $183.6 million and a $75 million milestone payment upon FDA approval of VTAMA for the treatment of atopic dermatitis. In addition, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) and tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. There can be no assurance that we will receive any of the future milestone or royalty payments owed in connection with the Dermavant Transaction, or that the proceeds from the Dermavant Transaction will exceed the profits that we could have generated if we had continued to own and operate Dermavant as one of our Vants. For more information on the Dermavant Transaction, please refer to Note 6—Discontinued Operations to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Any future transactions could also increase our near and long-term expenditures, result in potentially dilutive issuances of our or our Vants’ equity securities, including our common shares, or the incurrence of debt, contingent liabilities, amortization expenses or acquired in-process research and development expenses, and could expose us to the risk of litigation, any of which could affect our financial condition, liquidity and results of operations. Future acquisitions may also require us to obtain additional financing, which may not be available on favorable terms or at all. These transactions may never be successful and may require significant time and attention of our management, as well as significant costs, whether or not successfully consummated.

In addition, the integration or separation of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits of the transaction. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions such as the Dermavant Transaction may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, there can be no assurance that transactions of the nature described above will be undertaken or successfully completed, and that any transaction we do complete will not have a material adverse effect on our business, results of operations, financial condition and prospects.

We face risks associated with the use of our cash, cash equivalents and marketable securities, including any return of capital to shareholders.

As of September 30, 2024, we had cash, cash equivalents and marketable securities of approximately $5.4 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

We may also decide to return capital to shareholders through one or a combination of public or private share repurchases, or the issuance of cash dividends on our common shares. As previously disclosed, our board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses) (the “2024 Repurchase Program”). In April 2024, pursuant to the 2024 Share Repurchase Program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Repurchases of an additional 9,023,658 shares were made in open market transactions under the 2024 Share Repurchase Program in the three months ended September 30, 2024 for an aggregate purchase price of approximately $106.1 million (excluding 960,692 common shares which were repurchased on September 30, 2024 with a settlement date of October 1, 2024).

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

The amount of cash available to return to shareholders, if any, can vary significantly from period to period for a number of reasons, including, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. The returns of capital to shareholders may change in form, amount, value and frequency from time to time, and we cannot guarantee that any such future returns of capital will take place. The trading price of our common shares may decline, possibly materially, if we are unable to meet investor expectations with respect to the timing and total amount of future capital returns to shareholders. There is no guarantee that our significant balance of cash, cash equivalents and marketable securities will be used to increase our operating results, return capital to shareholders or enhance the value of our common shares.

We are exposed to risks related to our significant holdings of cash, cash equivalents and marketable securities.

Our significant holdings of cash, cash equivalents and marketable securities can be negatively affected by changes in liquidity, financial results, market and economic conditions, political risk, currency risk, credit risk, sovereign risk, interest rate fluctuations or other factors. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Additionally, we may from time to time have balances in bank accounts that are in excess of insured deposit limits, and could be subject to risks of bank failures. Therefore, although we have not realized any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition.

We may require additional capital to fund our operations, and if we fail to obtain necessary financing, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates and continue to pursue our drug discovery efforts.

Acquiring or in-licensing, discovering, developing, commercializing and marketing biopharmaceutical product candidates is expensive and time consuming, and, in the future, we may require additional capital to pursue these activities. We are also responsible for payments to third parties under our license and acquisition agreements, including milestone and royalty payments. Because of the inherent uncertainties in these activities – including the outcome of preclinical and clinical trials and the regulatory approval process – we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates.

Our future funding requirements, both near- and long-term, will depend on many factors, including, but not limited to:

•	the time and costs necessary to complete our ongoing, planned and future clinical trials for our product candidates;

•	the time and costs necessary to pursue regulatory approvals for our product candidates;

•	the costs associated with future acquisitions or in-licensing transactions;

•
the approval, progress, timing, scope and costs of our preclinical studies, clinical trials and other related activities, including the ability to enroll patients in a timely manner for our ongoing and planned clinical trials and potential future clinical trials for our product candidates;

•	the costs associated with our ongoing, planned and future preclinical studies and other drug discovery activities;

•	our ability to successfully identify and negotiate acceptable terms for third-party supply and contract manufacturing agreements with contract manufacturing organizations (“CMOs”);

•	the costs of obtaining adequate clinical and commercial supplies of raw materials and drug products for our product candidates;

•	the timing and amount of proceeds realized from the contingent future payments owed to us in connection with the Dermavant Transaction;

•
the cost of filing, prosecuting, defending and enforcing our patent claims and other intellectual property rights, including current and future patent infringement actions brought against third parties, for our product candidates;

•	the cost of pursuing and defending potential intellectual property disputes, including patent infringement actions with third parties, relating to our product candidates; and

•	our ability to hire, attract and retain qualified personnel.

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

In the future, we may require significant additional capital to continue our operations, pursue business opportunities or strategic transactions, or respond to challenges, competition or unforeseen circumstances. Until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations at Roivant and the Vants. To the extent that we raise additional capital by issuing equity securities at Roivant or the Vants, our existing shareholders’ ownership, or our ownership in the Vants, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of our shareholders. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances or marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital or to pursue business opportunities, including potential acquisitions.

If adequate funds are not available to us, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs, scale back marketing efforts for our product candidates or be unable to expand operations or otherwise capitalize on business opportunities, which could materially affect our business, prospects, financial condition and results of operations.

Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

Our business strategy and plans for future growth rely on a number of assumptions, including, in the case of our product candidates, assumptions related to adoption of a particular therapy, incidence and prevalence of an indication, use of a product candidate versus competitor therapies and size of the addressable patient populations. Some or all of these assumptions may be incorrect due to errors or mistaken assumptions in our analysis or the inherent uncertainties in the drug development process, among other reasons. We cannot accurately predict whether, following regulatory approvals, our product candidates will achieve significant market acceptance in line with these assumptions or whether there will be a market for our product candidates that reaches the anticipated size. If any of these assumptions are incorrect or overstated, our results and future prospects will be materially and adversely affected.

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

Our biopharmaceutical product candidates that are in clinical development or preclinical studies will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”) or an application for marketing authorization in the European Union (“EU”) or United Kingdom (“U.K.”), may be submitted, or extensive preclinical testing before an Investigational New Drug application (“IND”) or an application for authorization to conduct a clinical trial in the EU or U.K. may be submitted, a Clinical Trial Application (“CTA”). We cannot provide any assurance that we will submit an IND, NDA, CTA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities.

Clinical trials and preclinical studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. For instance, the FDA, an institutional review board (“IRB”), an Ethics Committee (“EC”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA, BLA or similar application. The FDA, the European Medicines Agency (“EMA”), the European Commission, the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other relevant regulatory authority may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.

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

In addition, for our product candidates that are in clinical development, prior to our acquisition of the rights to those product candidates we had no involvement with or control over the preclinical or clinical development of those product candidates. We are therefore dependent on our licensing and other transaction partners having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having used appropriately regulated and compliant equipment and devices during the preclinical or clinical development, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to those product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems associated with the pre-acquisition development of our product candidates could result in increased costs and delays in the commercialization of our development of our product candidates, which could harm our ability to generate any future revenue from sales of our product candidates following regulatory approval.

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

Patient enrollment and retention in clinical trials depends on many factors, the size of the patient population, the nature of the trial protocol, our ability to recruit clinical trial investigators with the appropriate competencies and experience, limited trial site capacity and staffing as a result of healthcare worker shortages, the existing body of safety and efficacy data with respect to the study drug, the number and nature of competing treatments and ongoing clinical trials of competing drugs for the same indication, the proximity of patients to clinical sites, the eligibility criteria for the trial and the proportion of patients screened that meets those criteria, our ability to obtain and maintain patient consents and our ability to successfully complete prerequisite studies before enrolling certain patient populations. For certain of our product candidates, including IMVT-1402 and batoclimab, which target certain autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

Delays or failures in planned patient enrollment or retention may result in increased costs, program delays or both, which could have a harmful effect on our ability to develop our product candidates, or could render further development impracticable. In addition, we expect to rely on CROs and clinical trial sites to ensure proper and timely conduct of our future clinical trials, and, while we intend to enter into agreements governing their services, we will be limited in our ability to compel their actual performance. Any such delays in our current or future clinical trials could have a material adverse impact on our operations and financial condition and results.

The results of our preclinical studies and clinical trials may not support our proposed claims for our product candidates or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.

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

The results of preclinical studies and early clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. Product candidates in later stage clinical trials may fail to show the desired safety and efficacy traits despite having progressed through preclinical and initial clinical trials. A future failure of a clinical trial to meet its pre-specified endpoints may cause us to abandon development of the product candidate in question. Any delay in, or termination of, our clinical trials will prevent or delay the submission of an NDA or other similar applications to the FDA or other relevant comparable non-U.S. regulatory authorities and, ultimately, our ability to commercialize our product candidates following regulatory approval, and generate product revenues. Even if our clinical trials are completed as planned, we cannot be certain that their results will support our claims for differentiation or the effectiveness or safety of our product candidates. The FDA and other regulatory authorities, including the European Commission, the EMA and the MHRA, have substantial discretion in the review and approval process and may disagree that our data support the differentiated claims we propose. In addition, only a small percentage of product candidates under development result in the submission of an NDA or other similar application to the FDA and other comparable non-U.S. regulatory authorities and even fewer are approved for commercialization.

Interim, top-line or preliminary data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, and in some countries, in line with the applicable requirements set out in legislation and guidance, we may publicly disclose preliminary or top-line data from our clinical trials, which is based on a preliminary analysis of then-available top-line data. For example, we previously disclosed 24-week data from our NEPTUNE trial of brepocitinib in non-anterior non-infectious uveitis (“NIU”), results from the initial cohort of patients in our Phase 2 trial of batoclimab in Graves’ disease and initial human data from our Phase 1 trial of IMVT-1402. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial. We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, preliminary and top-line data should be viewed with caution until the final data are available. From time to time, we may also disclose interim data from our clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between preliminary, top-line or interim data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

Further, other parties, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate and our business in general. In addition, the information we choose or are required to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the top-line data that we report differ from actual results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates, our business, operating results, prospects or financial condition may be harmed.

Changes in methods of product manufacturing or formulation may result in additional costs or delay.

As our product candidates proceed through the development process, it is common that various aspects of the development program, such as manufacturing methods and formulation, are altered along the way in an effort to optimize processes and results. Such changes carry the risk that they will not achieve these intended objectives. Any of these changes could cause product candidates to perform differently and affect the results of planned clinical trials or other future clinical trials conducted with the altered materials. Such changes may also require additional testing, FDA notification or FDA approval, or another regulatory authority’s notification or approval, as applicable, since similar requirements apply in other jurisdictions. This could delay the completion, or result in the abandonment, of clinical trials, require the conduct of bridging clinical trials, the repetition of one or more clinical trials, increase clinical trial costs, delay approval of our product candidates and jeopardize our ability to commence sales and generate revenues.

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

We and our CROs are required to comply with Good Laboratory Practices (“GLPs”) and GCPs, which are regulations and guidelines enforced by the FDA and other comparable non-U.S. regulatory authorities, which also require compliance with the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we may rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. Our expected reliance on the CROs does not relieve us of our regulatory or contractual responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or non-U.S. regulatory authorities may reject our marketing authorization applications and require us to perform additional clinical trials to generate additional data before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process. Failure by any future CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.

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

We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our product candidates.

We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Accordingly, we rely on third parties to produce commercial and clinical supplies of our product candidates. Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies, clinical trials, research and development activities and, following approval, commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals were recently enacted or are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the U.S. on foreign supply chains and manufacturing. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or other similar application to the FDA. Such facilities must also register with the FDA. Similar requirements apply in other jurisdictions. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable non-U.S. regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable non-U.S. regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop and obtain regulatory approval for or market our product candidates and, if approved, market our product candidates.

Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates ourselves, including:

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

•
reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates following regulatory approval in a timely fashion, in sufficient quantities or under acceptable terms;

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

All entities involved in the preparation of product candidates for clinical trials or commercial sale, including our existing CMOs for all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the U.S. These regulations govern manufacturing processes and procedures, including record-keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in the issuance of inspectional observations on FDA’s Form-483, Warning or Untitled Letters, similar communications or objections by other authorities, public safety alerts identifying our company or product candidates and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, suspension of production, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical supplies of our product candidates or, following approval, commercial supplies for those product candidates.

We and/or our CMOs must supply all necessary documentation in support of an NDA or similar regulatory application on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs have never produced a commercially approved pharmaceutical product and therefore have not obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the product candidates may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

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

Additionally, if supply from one approved manufacturer is interrupted, an alternative manufacturer would need to be qualified through a supplemental NDA or similar regulatory filing, which could result in further delay. The regulatory agencies may also require additional studies if a new manufacturer is relied upon for commercial production. In some cases, the technical skills required to manufacture our product candidates may be unique or proprietary to the original CMO and we may have difficulty, or there may be contractual restrictions prohibiting us from, transferring such skills to a back-up or alternate supplier, or we may be unable to transfer such skills at all. In addition, if we are required to change CMOs for any reason, we will be required to verify that the new CMO maintains facilities and procedures that comply with quality standards and with all applicable regulations. We will also need to verify, such as through a manufacturing comparability study, that any new manufacturing process will produce our product candidates according to the specifications previously submitted to the FDA or another regulatory authority. The delays associated with the verification of a new CMO could negatively affect our ability to develop product candidates or commercialize our products in a timely manner or within budget. In addition, changes in manufacturers often involve changes in manufacturing procedures and processes, which could require that we conduct bridging studies between our prior clinical supply used in our clinical trials and that of any new manufacturer. We may be unsuccessful in demonstrating the comparability of clinical supplies, which could require the conduct of additional clinical trials. Accordingly, switching manufacturers may involve substantial costs and is likely to result in a delay in our desired clinical and commercial timelines.

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates following approval. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

Certain of our product candidates are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing processes our CMOs use to produce our product candidates are complex, novel and have not necessarily been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our biologic product candidates may require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product may not be sufficient to ensure that the product is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the EU, the U.K. or other applicable standards or specifications with consistent and acceptable production yields and costs.

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

Our CMOs also may encounter problems hiring and retaining the experienced scientific, quality assurance, quality-control and manufacturing personnel needed to operate our manufacturing processes, which could result in delays in production or difficulties in maintaining compliance with applicable regulatory requirements. Any problems in our CMOs’ manufacturing processes or facilities could result in delays in planned clinical trials and increased costs, and could make us a less attractive collaborator for potential partners, including larger biopharmaceutical companies and academic research institutions, which could limit access to additional attractive development programs. Problems in any of our manufacturing processes could restrict our ability to conduct clinical trials with our product candidates or meet potential future market demand for our product candidates following regulatory approval.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Following the completion of the Dermavant Transaction in October 2024, we no longer have any approved products in the U.S. or any other jurisdiction and there can be no assurance that we will be successful in obtaining regulatory approval in the U.S. and other jurisdictions for any of our product candidates. In addition, we cannot be certain that any product candidates that receive regulatory approval will be successfully commercialized.

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

We cannot be certain that our current clinical trials or any other future clinical trials will be successful. Additionally, any safety concerns observed in any one of our clinical trials in our targeted indications could limit the prospects for regulatory approval of our product candidates in those and other indications, which could have a material adverse effect on our business, financial condition and results of operations. In addition, even if such clinical trials are successfully completed, we cannot guarantee that the FDA or comparable non-U.S. regulatory authorities will interpret the results as we do, and more trials could be required before we submit our product candidates for approval. Moreover, results acceptable to support approval in one jurisdiction may be deemed inadequate by another regulatory authority to support regulatory approval in that other jurisdiction. To the extent that the results of the trials are not satisfactory to the FDA or comparable non-U.S. regulatory authorities for support of a marketing application, we may be required to expend significant resources, which may not be available to us, to conduct additional trials in support of potential approval of our product candidates. Even when regulatory approval is secured for a product candidate, the terms of such approval may limit the scope and use of the specific product candidate, which may also limit its commercial potential.

Our product candidates may cause adverse effects or have other properties that could delay or prevent their regulatory approval, cause us to suspend or discontinue clinical trials, abandon further development or limit the scope of any approved label or market acceptance following regulatory approval.

Adverse events caused by or associated with our product candidates have caused us and could, in the future, cause us, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted. Treatment-related side effects arising from, or those perceived to arise from, our product candidates or those from other companies targeting similar diseases, could also affect patient recruitment or the ability of enrolled patients to complete their participation in our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. For example, as previously disclosed, in early 2021, our subsidiary Immunovant voluntarily paused dosing in early phase clinical studies for batoclimab to evaluate treatment-induced elevations in total cholesterol and LDL levels observed in some trial subjects. After evaluation of the available safety data and following discussions with multiple regulatory agencies, Immunovant is continuing its clinical development of batoclimab. While Immunovant does not expect that increases in LDL over a short-term treatment duration would pose a safety concern for patients, the risk-benefit profile of long-term administration of batoclimab will need to incorporate any unfavorable effects on lipid profiles. These occurrences have harmed, and any reoccurrence may continue to harm our business, financial condition and prospects.

Furthermore, if any future product candidates that are approved cause serious or unexpected side effects, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may withdraw, revoke, suspend, vary, or limit their approval of the product candidate or require a REMS (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

•	regulatory authorities may request or require that we recall a product candidate;

•
additional restrictions being imposed on the distribution, marketing or manufacturing processes of our product candidates or any components thereof, including a “black box” warning or contraindication on product labels or communications containing warnings or other safety information about the product candidate;

•
regulatory authorities may require the addition of labelling statements, such as warnings or contraindications, require other labelling changes of a product candidate or require field alerts or other communications to physicians, pharmacies or the public;

•
we may be required to change the way a product candidate is administered or distributed, conduct additional clinical trials, change the labelling of a product candidate or conduct additional post-marketing studies or surveillance;

•
we may be required to repeat preclinical studies or clinical trials or terminate programs for a product candidate, even if other studies or trials related to the program are ongoing or have been successfully completed;

•	we may be sued and held liable for harm caused to patients, or may be subject to fines, restitution or disgorgement of profits or revenues;

•	physicians may stop prescribing a product candidate;

•	reimbursement may not be available for a product candidate;

•	we may elect to discontinue the sale of a product candidate;

•	our product candidates may become less competitive; and

•	our reputation may suffer.

Any of these events could prevent us from achieving or maintaining market acceptance of the affected product candidates, substantially increase the costs of commercializing our product candidates in the future following regulatory approval and have a negative impact on the price of our common shares.

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

FDA approval for a product candidate in the United States does not guarantee that we will be able to or that we will make efforts to obtain approval for or commercialize our product candidates in any other jurisdiction, which would limit our ability to realize the product candidate’s full market potential.

In order to market any of our product candidates outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we intend to charge for our products is also subject to approval.

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

Following regulatory approvals for our product candidates, we will continue to face extensive ongoing quality and regulatory obligations and continued regulatory review, which may result in significant additional expense, and our products may face future development and quality or regulatory compliance difficulties.

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labelling, packaging, distribution, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-marketing studies and post-marketing submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities. These requirements include submissions of safety and other post-marketing information and reports, establishment of registration and drug listing requirements, continued compliance with cGMP or equivalent requirements relating to manufacturing, quality control, quality assurance and corresponding maintenance of records and documents, requirements regarding the distribution of drug product samples to physicians, prior notification/review and/or approval of advertising and promotional materials by the competent authorities, record-keeping and GCP requirements for any clinical trials that we conduct post-approval. Even when marketing approval of a product candidate is granted, the approval may be subject to limitations on the indicated uses for which the product may be marketed or to the conditions of approval, including any requirement to implement a REMS. When a product candidate receives marketing approval, the accompanying label may limit the approved use of the drug or the FDA or other regulatory authorities may require that contraindications, warnings or precautions, including in some cases, a boxed warning, be included in the product labelling or accompanying documentation, which could limit sales of the product.

The FDA and other relevant regulatory authorities may also impose requirements for costly post-marketing studies or clinical trials and surveillance to monitor the safety or efficacy of a product. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA and other relevant regulatory authorities could significantly increase costs, result in regulatory enforcement, or delay, limit or ultimately restrict the commercialization of such product. The FDA and other relevant regulatory authorities closely regulate the post-approval marketing and promotion of drugs to ensure drugs are marketed only for the approved indications and in accordance with the provisions of the approved labelling and that promotional and advertising materials and communications are truthful and non-misleading. Although the FDA and other regulatory agencies do not regulate a physician’s choice of drug treatment made in the physician’s independent medical judgment, regulatory authorities impose stringent restrictions on manufacturers’ communications and if we do not market our product candidates for their approved indications or in a manner which regulators believe to be truthful and non-misleading, we may be subject to enforcement action. Moreover, in the EU and the U.K. we will be prohibited from promoting prescription-only medicinal products to individuals who are not healthcare professionals. Violations of the FDCA in the U.S. and other comparable laws and regulations in other jurisdictions relating to the promotion of prescription drugs may lead to enforcement actions and investigations by the FDA, Department of Justice, State Attorneys General and other comparable non-U.S. regulatory agencies alleging violations of U.S. federal and state health care fraud and abuse laws, as well as state consumer protection laws and comparable laws in other jurisdictions.

In addition, later discovery of previously unknown adverse events or other problems with our product candidates, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, may negatively impact our business and the price of our common shares and may yield various results, including:

•	restrictions on the manufacture of such product candidates;

•
restrictions on the labelling or marketing of such product candidates, including a “black box” warning or contraindication on the product label or communications containing warnings or other safety information about the product;

•	restrictions on product distribution or use;

•	requirements to conduct post-marketing studies or clinical trials, or any regulatory holds on our clinical trials;

•	requirement of a REMS (or equivalent outside the U.S.);

•	Warning or Untitled Letters or similar communications from other relevant regulatory authorities;

•	withdrawal of the product candidates from the market;

•	refusal to approve pending applications or supplements to approved applications that we submit;

•	recall of product candidates;

•	fines, restitution or disgorgement of profits or revenues;

•	suspension, variation, revocation or withdrawal of marketing approvals;

•	refusal to permit the import or export of our product candidates;

•	seizure of our product candidates; or

•	lawsuits, injunctions or the imposition of civil or criminal penalties.

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

Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our product candidates, which may result in difficulty in successfully launching product candidates following regulatory approval and the loss of potential future sales, which could have an adverse effect on our business, financial condition, and results of operations.

Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation by the FDA or similar status granted by other relevant regulatory authorities, even if granted for any product candidate, may not lead to a faster development, regulatory review or approval process, and does not necessarily increase the likelihood that any product candidate will receive marketing approval in the United States or other jurisdictions.

We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation for certain of our product candidates. For example, in July 2021, Immunovant was granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, it received orphan drug designation from the European Commission for batoclimab for the treatment of MG. Immunovant plans to seek orphan drug designation from the FDA for IMVT-1402 where there is a medically plausible basis for IMVT-1402’s use. Immunovant may also seek orphan drug designation for IMVT-1402 for the treatment of other indications in the E.U. In addition, in September 2024, Priovant announced that brepocitinib has been granted Fast Track Designation from FDA for NIU. We may seek similar designations for other of our product candidates in the future where there is a basis for doing so.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has initiated, and partly completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter and that the FDA is otherwise exercising its new authorities. At this time, it is not clear what impact, if any, these developments may have on our business, financial condition results of operations or prospects.

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

Regulatory authorities in some jurisdictions, including the U.S., the U.K. and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the U.S., the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the U.S. or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the U.S., in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the U.S. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the EU. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the EU would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the EU entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the EU Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic or biosimilar drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted, during the first eight years of the ten years market exclusivity, a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic or biosimilar company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

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

In April 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation (which will not apply in the U.K.). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before 2025 at the earliest and it will start to apply 18 months after the entry in force.

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

If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA, a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Moreover, our orphan exclusivity and “normal” data and market exclusivities may be modulated or shortened if we submit an application for marketing authorization for an orphan medicinal product after the start of application of the new EU pharmaceutical legislation, as discussed above.

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

Receipt of marketing approval for our product candidates does not guarantee that they will achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

The commercial success of our product candidates, once regulatory approval has been received, will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Receipt of marketing approval for our product candidates does not guarantee that they will gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance for any product candidates we may develop, if approved for commercial sale, will depend on a number of factors, including:

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

•	restrictions on how the product candidate is dispensed or distributed;

•	the timing of market introduction of competitive products;

•	publicity concerning these product candidates or competing products and treatments;

•	the strength of marketing and distribution support;

•	favorable third-party coverage and sufficient reimbursement; and

•	the prevalence and severity of any side effects or adverse events.

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

Any future commercialization efforts will be dependent on sales, marketing and distribution capabilities, including agreements with third parties to sell, market and distribute our product candidates.

In order to effectively market our product candidates following regulatory approval, we must successfully employ our sales, distribution, marketing and related capabilities or make arrangements with third parties to perform these services. Our Vants with product candidates in late-stage clinical development, including Immunovant and Priovant, do not currently have a sales, marketing and distribution infrastructure, and would expect to build such a function, or make arrangements with third parties to perform these services in connection with the commercialization of one of their product candidates following regulatory approval.

There are risks involved with both establishing and maintaining internal commercial capabilities and entering into arrangements with third parties to perform these services. For example, recruiting and training a sales force or reimbursement specialists is expensive and time consuming and could delay any product launch. If the commercial launch of a product candidate for which we recruit a sales force and establish marketing and other commercialization capabilities is delayed or does not occur for any reason, we would have prematurely or unnecessarily incurred these commercialization expenses. This may be costly, and our investment would be lost if we cannot retain or reposition commercialization personnel. The costs associated with a sales, marketing and distribution infrastructure may exceed the net revenues we are able to generate from the sale of a product candidate following regulatory approval.

Factors that may inhibit our efforts to commercialize a product candidate, if approved, on our own include:

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

If we or the Vants are unable to build an internal sales force or negotiate a collaborative relationship for the commercialization of a product candidate following regulatory approval, it could result in a delay to, or reduce the effectiveness of, our commercialization efforts. This could adversely impact the product revenues generated from a product candidate following regulatory approval.

If we decide to fund commercialization activities ourselves, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring a product candidate to market or generate product revenues. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to a product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects. If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenues, including net revenues, may be lower than if we were to market and sell a product candidate through an internal sales force. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates following regulatory approvals, which could have an adverse effect on our business, financial condition, and results of operations.

Our current and future relationships with investigators, health care professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others are subject to applicable healthcare regulatory laws, which could expose us to penalties and other risks.

Our business operations and current and potential future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others, expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates following regulatory approvals. Such laws include, without limitation:

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

•
the federal false claims laws, including the False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim; or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act provides for suit by the federal government or private parties (qui tam relator) and when an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim or statement for penalties assessed after January 30, 2023, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;

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

•
the Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearing houses and most healthcare providers (collectively, “covered entities”), and such covered entities’ “business associates,” defined as independent contractors or agents of covered entities that create, receive or obtain personally identifiable health information in connection with providing a service for or on behalf of the covered entity;

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

•
U.S. federal drug price reporting and government contracting statutes and regulations, the violation of which can lead to civil penalties, debarment, and/or enforcement under the federal False Claims Act, and certain local and state laws that require disclosures to state agencies or boards and/or commercial purchasers, for example, with respect to certain price increases, some of which contain ambiguous requirements that government officials have not yet clarified; and

•
EU and foreign national laws prohibiting promotion of prescription-only medicinal products to individuals other than healthcare professionals, governing strictly all aspects of interactions with healthcare professionals and healthcare organizations, including prior notification, review and/or approval of agreements with healthcare professionals, and requiring public disclosure of transfers of value made to a broad range of stakeholders, including healthcare professionals, healthcare organizations, medical students, physicians associations, patient organizations and editors of specialized press.

Efforts to ensure that our current and future business arrangements with third parties will comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable healthcare laws. If our operations are found to be in violation of any of these or any other applicable health regulatory laws that may apply to us, we may be subject to significant penalties, including the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, individual imprisonment, possible exclusion from participation in Medicare, Medicaid and other federal or state healthcare programs, contractual damages, reputational harm, diminished profits and future earnings, additional reporting requirements and oversight if we become subject to a corporate integrity agreement or similar agreement and curtailment or restructuring of our operations, any of which could adversely affect our ability to operate our business and our results of operations. Even the mere issuance of a subpoena, civil investigative demand or the fact of an investigation alone, regardless of the merit, may result in negative publicity, a drop in our share price and other harm to our business, financial condition and our results of operations. Defending against any such actions can be costly, time-consuming and may require significant financial and personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

Healthcare legislative and regulatory measures aimed at reducing healthcare costs may have a material adverse effect on our business and results of operations.

The U.S. and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities for our product candidates, affect our ability to profitably sell our product candidates following regulatory approval and prevent or delay marketing approval of our product candidates. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labelling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business.

The U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), the implementation and scope of which is subject to change through ongoing and future regulatory processes and rulemaking, and which could result in additional rebate payments for certain products, adversely affect the pricing of healthcare products and services in the U.S. and implement price limitations or otherwise restrict the amount of reimbursement available from governmental agencies or third-party payors.  In addition, the IRA includes provisions that generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. The impact of the IRA on research and development, the pharmaceutical supply chain and other aspects of our business and industry remains uncertain and difficult to predict.

In the U.S., there have been and continue to be a number of federal and state legislative and regulatory initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, as discussed in detail above, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry. In addition, other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In particular, there has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Most notably and as described in detail above, the IRA brought about sweeping changes to the payment for drugs under the Medicare program. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. Over time, the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access. However, the degree of impact that the IRA will ultimately have upon our business remains unclear at this time.

Moreover, individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing, such as in Colorado and Florida, as discussed in detail above. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates following regulatory approval or put pressure on the pricing of our product candidates.

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

On December 31, 2020, CMS enacted a final rule that, among other things, expanded the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On September 26, 2024, CMS published a Medicaid Drug Rebate Program final rule, which, among other things, amends the definitions of a “covered outpatient drug,” adds regulations and penalties for drug product misclassifications, including failure to report pricing and product information in a timely manner, and limits the period for manufacturers to initiate disputes concerning state-invoiced utilization data. These changes generally take effect in November 2024 and could significantly increase manufacturer rebate liability, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny.

Moreover, upcoming legislative and policy changes in the EU and the U.K., some of which may materialize in the near term, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the EU Member States. Such initiatives may further impact the price and reimbursement status of our products in the future.

There have been, and likely will continue to be, legislative and regulatory proposals at the national and state levels in jurisdictions around the world directed at containing or lowering the cost of healthcare, including prescription drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability through product revenue or commercialize our product candidates following regulatory approval. Such reforms could have an adverse effect on anticipated revenue from our product candidates following regulatory approval and may affect our overall financial condition and ability to develop future product candidates and obtain marketing approval for those product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and/or impose price controls may adversely affect:

•	the demand for our product candidates following regulatory approval;

•	our ability to receive or set a price that we believe is fair for our product candidates following regulatory approval;

•	our ability to generate revenue and achieve sustained profitability;

•	the amount of taxes that we are required to pay; and

•	the availability of capital.

We expect that healthcare reform measures that may be adopted in the future, may result in additional reductions in Medicare and other healthcare funding, more rigorous coverage criteria, lower reimbursement and new payment methodologies. This could lower the price that we receive for our product candidates following regulatory approval. Any denial in coverage or reduction in reimbursement from Medicare or other government-funded programs may result in a similar denial or reduction in payments from private payors, which may prevent us from being able to generate sufficient revenue, attain sustained profitability or successfully commercialize our product candidates following regulatory approval.

Coverage and adequate reimbursement may not be available for our product candidates following regulatory approval, which could make it difficult for us to profitably sell our product candidates.

Market acceptance and sales of our product candidates following regulatory approval will depend in part on the extent to which coverage and adequate reimbursement for these product candidates will be available from third-party payors, including government health administration authorities and private health insurers. The pricing and reimbursement of our product candidates following regulatory approval must be adequate to support the costs associated with commercialization efforts. If we are unable to obtain adequate levels of reimbursement, our ability to successfully market and sell our product candidates following regulatory approval, will be adversely affected. The manner and level at which reimbursement is provided for services related to our product candidates (e.g., for administration of our products to patients) is also important. Inadequate reimbursement for such services may lead to physician resistance and adversely affect our ability to market or sell our product candidates following regulatory approval. There is no assurance that our product candidates will achieve adequate coverage and reimbursement levels.

In the U.S., no uniform policy of coverage and reimbursement exists among third-party payors. Third-party payors decide which drugs they will pay for and establish reimbursement levels. Third-party payors often rely upon Medicare coverage policy and payment limitations in setting their own coverage and reimbursement policies. However, decisions regarding the extent of coverage and amount of reimbursement to be provided for any product candidate following regulatory approval will be made on a plan-by-plan basis. For example, one payor’s determination to provide coverage does not assure that other payors will also provide coverage and adequate reimbursement for the same product candidate, and payors may periodically review and change their coverage and reimbursement rates. Additionally, a third-party payor’s decision to provide coverage does not imply that an adequate reimbursement rate will be approved. Each plan determines whether or not it will provide coverage, what amount it will pay the manufacturer, on what tier of its formulary the drug will be placed and whether to require step therapy. The position of a drug on a formulary generally determines the co-payment that a patient will need to make to obtain the drug and can strongly influence the adoption of a drug by patients and physicians. Patients who are prescribed treatments for their conditions and providers prescribing such services generally rely on third-party payors to reimburse all or part of the associated healthcare costs. Patients are unlikely to use our product candidates following regulatory approval unless coverage is provided and reimbursement is adequate to cover a significant portion of the cost of the product candidate. Further, from time to time, typically on an annual basis, payment rates are updated and revised by third-party payors. Such updates could impact the demand for our product candidates to the extent that patients who are prescribed our product candidates following regulatory approval are not separately reimbursed for the cost of the product candidate.

The process for determining whether a third-party payor will provide coverage for a drug may be separate from the process for setting the price or for establishing the reimbursement rate that such a payor will pay. Even if we obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Increasingly, third-party payors are requiring that pharmaceutical companies provide them with predetermined discounts from list prices and are challenging the prices for drugs. We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular drugs. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product candidate following regulatory approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidate for which we are able to obtain regulatory approval.

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some other jurisdictions that could affect our ability to profitably sell any product candidate following regulatory approval. These legislative and regulatory changes may negatively impact the reimbursement for any product candidate following regulatory approval. There can be no assurance that our product candidates will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the U.S. and in other countries where our product candidates are approved and sold will not harm our ability to profitably sell our product candidates following regulatory approval.

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates following regulatory approval. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our product candidates following regulatory approval. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the U.K. where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the U.K. there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap, and also imposes different payment rates for newer or older medicines. A consultation on the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, has recently been concluded and once the new legislation is finalized is also likely to lead to higher rebates than previously. In markets outside of the U.S., EU and U.K., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to successfully commercialize our product candidates following regulatory approval.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We expect to face competition in the U.S. for our product candidates from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, the July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that FDA must grant before any importation may take place. In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary. If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our product candidates following regulatory approval. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our product candidates following regulatory approval and adversely affect our future revenues and prospects for profitability.

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

Many of the other pharmaceutical and healthcare technology companies that we compete against for qualified personnel and consultants have greater financial and other resources, different risk profiles and a longer operating history in the industry than us. They also may provide more diverse opportunities and better chances for career advancement. Some of these opportunities may be more appealing to high-quality candidates and consultants than what we have to offer. If we are unable to continue to attract and retain high-quality personnel and consultants, the rate and success at which we can discover and develop our product candidates will be harmed, which could negatively impact our financial condition, results of operations and cash flows.

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

•	failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates in various countries;

•	difficulties in managing operations in different jurisdictions;

•	complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;

•	financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to currency exchange rate fluctuations;

•	varying protection for intellectual property rights;

•	natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and

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

We face significant competition in an environment of rapid technological and scientific change, and there is a possibility that our competitors may achieve certain regulatory approvals before us or develop therapies that are safer, more advanced or more effective than ours, which may negatively impact our ability to successfully market or commercialize our product candidates following regulatory approval and ultimately harm our financial condition.

The development and commercialization of new drug products is highly competitive. Now and in the future we may face competition from major pharmaceutical companies, specialty pharmaceutical companies and biotechnology companies worldwide. Potential competitors also include academic institutions, government agencies and other public and private research organizations that conduct research, seek patent protection and establish collaborative arrangements for research, development, manufacturing and commercialization.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

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

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than our product candidates. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete and we may not be successful in marketing our product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and/or enforceability of our patents relating to our competitors’ products and our competitors may allege that our product candidates infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for our product candidates following regulatory approval.

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

Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our product candidates. Currently and in the coming years, there may be an increased risk of cybersecurity attacks due to the ongoing Russia-Ukraine conflict, including cybersecurity attacks perpetrated by Russia or others at its direction in response to economic sanctions and other actions taken against Russia as a result of the invasion. Any increase in such attacks on us or our third-party vendors or other systems could adversely affect our network systems or other operations.

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

We cannot anticipate all possible types of security threats and we cannot guarantee that our data protection efforts and our investments in information technology will prevent significant breakdowns, data leakages, security breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. If a significant cybersecurity compromise were to occur, it could result in a material disruption of our commercialization efforts, drug development programs, and other business operations. For example, the loss of nonclinical or clinical trial data from completed, ongoing or planned trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. In addition, we rely on third parties to supply components for and to manufacture our product candidates and to conduct clinical trials, and similar events relating to their computer systems could also have a material adverse effect on our business. To the extent that any disruption or security breach were to result in a loss of or damage to our data or applications, or in an unauthorized disclosure of personal, confidential or proprietary information, we could incur liability and reputational damage and the development or, following approval, commercialization efforts for our product candidates could be delayed. The costs related to significant security breaches or disruptions could be material and exceed the limits of the cybersecurity insurance we maintain against such risks.

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

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with various entities (including clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is considering, and many U.S. states have enacted, legislation to regulate the collection, use, and disclosure of personal health information more broadly than the HIPAA privacy and security regulations. Such legislation requires us to invest in compliance resources and creates liability risks for us.

The Federal Trade Commission (“FTC”) Act, while not focused on data privacy or security, has proven to be a significant federal enforcement tool with respect to protection of personal information, and recently, personal health information in particular. The FTC has used its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, to bring numerous cases against companies for failing to protect the privacy or security of personal information in a manner that is consistent with consumer expectations and such companies’ stated privacy policies, notices or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the risk of such an action is difficult to quantify and to mitigate.

As noted, an increasing number of U.S. states in which we operate have laws that protect the privacy and security of personal information. These state laws vary in scope and substance, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute that expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which became effective on March 31, 2024, generally require consent for the collection and use of personal health information, as well as a separate consent for sharing any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

In addition, approximately 15 states have enacted more broadly applicable consumer privacy laws, which apply not only to personal health information but also many other forms of information. These laws, including the California Consumer Privacy Act of 2018 (“CCPA”), typically require us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to opt-out of the sale or sharing for targeted advertising of their personal information, as well as the right to limit our use and disclosure of their “sensitive” (including health) personal information. Some of these laws require that we obtain signed consent in order to collect, use or share any sensitive personal information. Most of these laws are enforceable only by state authorities, but the CCPA provides a private right of action for data security breaches that result in the compromise of certain sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency, have authority to implement and enforce the CCPA.

New legislation anticipated to be enacted in various other states will continue to shape the U.S. data privacy regulatory framework. The effects on our business of this growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

Outside of the U.S., laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in EEA, the collection and use of personal data is governed by the provisions of the General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the EU member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements, and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The EU-US Privacy Shield was such a transfer mechanism put in place by the EU and the U.S., but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield – the EU-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and EU implemented the DPF. Companies can now use this new mechanism to transfer personal data from the EU to the U.S. and from Switzerland to the U.S., following the national implementation in Switzerland. The U.K. Extension to the EU-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, 2023, allowing certifying entities to transfer personal data from the U.K. to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful.

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

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable in the United Kingdom. However, this ended on December 31, 2020. On December 30, 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement which includes an agreement on free trade between the two parties, although provides minimal provisions on medicinal products. Since this time, Great Britain has operated a separate regulatory regime for medicinal products, although Northern Ireland continues to follow EU law. Further, on March 24, 2023, an agreement was reached by the U.K. and EU (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which will apply from January 1, 2025. This seeks to simplify the supply of medicines between Great Britain and Northern Ireland and will mean the EU legislation will not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from EU legislation. This continues to impact regulatory requirements for medicinal products and devices in the United Kingdom. The MHRA has published detailed guidance for industry and organizations on the position in the United Kingdom, and continues to update this as the United Kingdom’s regulatory position on medicinal products and medical devices evolves. There are also a number of ongoing consultations on the future legislation in the U.K.

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the U.K. and the EU (i.e., following the U.K.’s exit from the EU), data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from EU member states to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, this adequacy decisions will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. In March 2024, the British Government published the Data Protection and Digital Information (No. 2) Bill intended to create a more business-friendly regime in the U.K. through changes to the existing legislation. At this stage it is unclear whether and when this legislation will be adopted and whether such legislative reforms could potentially lead the European Commission not to extend or to revoke the U.K. adequacy decision.

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

Potential product liability claims against us could cause us to incur substantial liabilities, delay our planned or ongoing clinical trials and limit commercialization of our product candidates following regulatory approval.

We face risks associated with product liability claims related to the use of our product candidates in clinical trials, future sales of our product candidates following regulatory approval or historical sales of approved products such as VTAMA. Product liability claims might be brought against us by consumers, health care providers, other pharmaceutical companies or others taking or otherwise coming into contact with our prior products or prior, current and future product candidates. On occasion, large judgments have been awarded in class action lawsuits where drugs have had unanticipated harmful effects. If we cannot successfully defend ourselves against product liability claims, we could incur substantial liability and costs. In addition, regardless of merit or eventual outcome, product liability claims may result in:

•	delays in or an inability to commercialize any future product candidates for which we obtain marketing approval;

•	impairment of our business reputation and significant negative media attention;

•	delay or termination of clinical trials, or withdrawal of participants from our clinical trials;

•	significant costs to defend the related litigation;

•	distraction of management’s attention from our primary business;

•	substantial monetary awards to patients or other claimants;

•	product recalls, withdrawals or labelling, marketing or promotional restrictions;

•	decreased demand for our product candidates following regulatory approval; and

•	loss of revenue.

The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We have insurance coverage which extends to liabilities arising from our product candidates; however, there is no assurance that we will be able to maintain this insurance coverage on commercially reasonable terms or in adequate amounts or that this coverage will be sufficient to cover any losses arising from any claims related to those product candidates. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business, including preventing or limiting the commercialization of our product candidates following regulatory approval.

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

Social media is increasingly being used to communicate about our research, product candidates and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, our employees, affiliates and/or business partners may use social media for their personal use, and their activities on social media or in other forums could result in adverse publicity for us. Any negative publicity as a result of social media posts, whether or not such claims are accurate, could adversely impact us. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business. The use of social media also creates additional risks in the EEA and the U.K. where promotion of prescription-only medicines to patients and the general public is strictly prohibited. Social media content that is generated, shared or liked by our company or our directors, employees, staff or other representatives may potentially be perceived or construed as constituting prohibited promotion of prescription-only medicinal products and trigger enforcement and penalties. This is an area of increased scrutiny in both the EEA and the U.K.

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

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition, and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity, and data protection laws to AI or are considering general legal frameworks for AI. For example, in August 2024, the EU Artificial Intelligence Act (the “EU AI Act”), which establishes broad obligations for the development and use of AI-based technologies in the EU based on their potential risks and level of impact, came into force. The EU AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates. We seek to protect our proprietary position by in-licensing or acquiring intellectual property and filing patent applications in the U.S. and abroad related to our product candidates, defending our intellectual property rights against third-party challenges and enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, there is always a risk that our licensed or owned issued patents and any pending and future patent applications may not protect our product candidates, in whole or in part, and may not effectively prevent others from commercializing competitive drugs, or that an alteration to our product candidates or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of their research and development output, such as employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. In addition, while we have pre-publication review procedures in effect, premature or inadvertent publication of potentially patentable subject matter could preclude our ability to obtain patent protection. We may choose not to seek patent protection for certain innovations or product candidates and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, our product candidates may not be protected by patents in all jurisdictions. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell our product candidates following regulatory approval and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell product candidates following regulatory approval and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. The patent applications that we own or in-license may fail to result in issued patents with claims that cover product candidates in the U.S. or in other countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, invalidated or held unenforceable in enforcement and other adversarial proceedings.

The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other countries. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. We cannot guarantee any current or future patents will provide us with any meaningful protection or competitive advantage. For example, any issued patents might not cover the pharmaceutical composition of the product candidate that is ultimately commercialized following regulatory approval. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may ultimately obtain. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their validity, enforceability or scope, which may result in such patents being narrowly construed, invalidated, or held unenforceable, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or product candidates or limit the length of terms of patent protection we may have for our products, product candidates and technologies. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing product candidates, or practicing our own patented technology, or impose a substantial royalty burden to do so. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of product candidates following regulatory approval. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates following regulatory approval, and if we do not own or have exclusive rights to other enforceable patents protecting our products, product candidates or other technologies, competitors and other third parties could market products or product candidates and use processes that are substantially similar to, or superior to, ours and our business would suffer.

If the patent applications we hold or have in-licensed with respect to our product candidates fail to issue, if their breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our product candidates following regulatory approval. Any such outcome could have a materially adverse effect on our business. Our pending patent applications cannot be enforced against third parties practicing the claims in such applications unless and until a patent issues from such applications.

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

In addition, certain U.S. patents relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that Genevant Sciences GmbH, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have previously been the subject of IPR proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the PTAB, whose decisions were subsequently reviewed by the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). As previously disclosed, the Federal Circuit ultimately affirmed the PTAB’s decisions upholding certain claims under those patents and invalidating others. Additionally, one European patent (EU Patent No. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2018 by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office (the “EPO”) Opposition Division. In 2019, the EPO Opposition Division upheld claims as amended by an auxiliary request submitted by the patent owner. Merck and Moderna appealed and, in 2023, the Boards of Appeal of the EPO set aside the EPO Opposition Division decision and remitted the case to the EPO Opposition Division for further prosecution. In June 2024, the EPO Opposition Division upheld the patent with the same claims as amended as it had upheld in 2019. All parties have appealed the decision, and the appeals are pending. Genevant may commence litigation at any time to enforce its patent rights against infringers.

The outcome following legal assertions of invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, result in our inability to manufacture or, following approval, commercialize product candidates without infringing third-party patent rights or result in our breach of agreements pursuant to which we license such rights to our collaborators or licensees. In addition, if the breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize product candidates. Such challenges may result in loss of exclusivity or freedom to operate or in patent claims being narrowed, invalidated or held unenforceable, in whole or in part, which could limit our ability to stop others from using or commercializing similar or identical technology and product candidates, or limit the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if they are unchallenged, our owned and licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. Moreover, patents have a limited lifespan. In the U.S., the natural expiration of a patent is generally 20 years after it is filed. Various extensions may be available; however, the life of a patent, and the protection it affords, are limited. Without patent protection, our product candidates may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our own and, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The length of our patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the natural expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, are limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from other products or product candidates, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our product candidates.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent and other intellectual property in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting our product candidates might expire before or shortly after such candidate begins to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents may be eligible for a limited patent term extension (“PTE”) under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval for a given product candidate.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other patent agencies in other jurisdictions in several stages over the lifetime of the patent. The USPTO and various national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent applications, failure to respond to official actions within prescribed time limits, non-payment of fees and failure to properly legalize and submit formal documents. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.

We rely on certain in-licensed patents and other intellectual property rights in connection with our development of certain product candidates and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and eventually, if approved, commercialize product candidates is dependent on licenses to patent rights and other intellectual property granted to it by third parties. Further, development and, following approval, commercialization of our product candidates may require us to enter into additional license or collaboration agreements.

Our current license agreements impose, and future agreements may impose, various development, diligence, commercialization and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we may not be able to market our product candidates following regulatory approval. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. Additionally, certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. For example, disputes may arise with respect to our current or future licensing agreement include disputes relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our financial or other obligations under the license agreement;

•	the extent to which our technology or product candidates infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights;

•	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and, following approval, commercialize our product candidates. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and, following approval, commercialization of our product candidates, or incur liability for damages. In addition, we may need to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates.

Furthermore, if our licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or competitive to ours and we may be required to cease our development and, following approval, commercialization of certain of our product candidates. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain other licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. In addition, certain of these license agreements, may not be assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that it licenses from third parties. Therefore, we cannot be certain that these or other patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. Additionally, we may not have sufficient ability to provide input into the patent prosecution, maintenance and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, defend and enforce the licensed patents. If our current or future licensors or collaboration partners fail to obtain, maintain, defend, protect or enforce any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and, following approval, commercialize product candidates that are the subject of such licensed rights could be adversely affected.

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

Third-party claims or litigation alleging infringement, misappropriation or other violations of third-party patents or other proprietary rights or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of our product candidates.

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

Additionally, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidates following regulatory approval, unless we obtained a license under the applicable patents, or until such patents expire. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and, following approval, commercialize the applicable product candidate, unless we obtained a license or until such patent expires. In either case, such a license may not be available on commercially reasonable terms or at all. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions, which could be time-consuming and divert the attention of senior management.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates following regulatory approval. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against it, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates following regulatory approval, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and/or other forms of compensation to third parties.

Some of our competitors may be able to sustain the costs of complex intellectual property litigation more effectively than we can because the competitors have substantially greater financial and other resources. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity, adversely impact prospective customers, cause product shipment delays or prohibit us from manufacturing, marketing or otherwise commercializing our product candidates following regulatory approval. Any uncertainties resulting from the initiation and continuation of any litigation could adversely impact our ability to raise additional funds or otherwise harm our business, results of operation, financial condition or cash flows.

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

We may not identify relevant third-party patents or may incorrectly interpret the relevance, scope or expiration of a third-party patent, which might harm our ability to develop and, following regulatory approvals, market our product candidates.

We cannot guarantee that any of our or our licensors’ patent searches or analyses, including the identification of relevant patents, the scope of patent claims or the expiration of relevant patents, are complete or thorough, nor can we be certain that we have identified each and every third-party patent and pending application in the U.S. and abroad that is or may be relevant to or necessary for the commercialization of our product candidates in any jurisdiction. Patent applications in the U.S. and elsewhere are not published until approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. In addition, U.S. patent applications filed before November 29, 2000 and certain U.S. patent applications filed after that date that will not be filed outside the U.S. remain confidential until patents issue. Therefore, patent applications covering our product candidates could have been filed by others without our knowledge. Additionally, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our product candidates, or the use thereof, provided such pending patent applications result in issued patents. Our ability to develop and market our product candidate following regulatory approval can be adversely affected in jurisdictions where such patents are issued.

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates following regulatory approval. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect and we may incorrectly conclude that a third-party patent is invalid or unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates following regulatory approval.

If we fail to identify and correctly interpret relevant patents, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

We may be involved in lawsuits to protect or enforce our patents, the patents of our licensors or our other intellectual property rights, which could be expensive, time consuming and unsuccessful.

Competitors may infringe, misappropriate or otherwise violate our patents, the patents of our licensors or our other intellectual property rights. To counter infringement or unauthorized use, we may be required to file and prosecute legal claims against one or more third parties, which can be expensive and time-consuming, even if ultimately successful. In February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. On February 8, 2024, the court held a claim construction hearing on disputed terms within the claims of the asserted patents. On April 3, 2024, the court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with Genevant GmbH and Arbutus’ position on most of the disputed claim terms. Fact discovery and depositions are on-going and next steps include expert reports. In August 2024, the court approved an amended case schedule in the Moderna Action to accommodate certain outstanding discovery requests. A trial date has been set for September 2025. Separately, in April 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). In July 2023, Pfizer and BioNTech filed an answer. The Pfizer Action is ongoing and the court has scheduled a claim construction hearing for December 2024.

In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such suits, including the Moderna Action and the Pfizer Action, will ultimately be resolved successfully. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and/or that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description or non-statutory subject matter. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution. Third parties may also raise similar validity claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our product candidates. Such a loss of patent protection could harm our business. Additionally, any adverse outcome could allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products without infringing third-party patent rights.

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

Many patents that we own or have licensed are assigned to or licensed by our direct or indirect subsidiaries. For example, any patents that Immunovant has licensed are assigned to its wholly-owned subsidiary Immunovant Sciences GmbH. If a third party is found to be infringing such patents, we and our direct subsidiaries may not be able to permanently enjoin the third-party from making, using, offering for sale or selling the infringing product or activity for the remaining life of such patent in the U.S. or other jurisdictions when the patent is assigned to a subsidiary, which is not the entity that is or would be commercializing a potentially competitive product or service. In such a circumstance, such third-party may be able to compete with us or our subsidiaries, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

In addition, the U.S. federal government retains certain rights in inventions produced with its financial assistance under the Bayh-Dole Act. The federal government retains a “nonexclusive, nontransferable, irrevocable, paid-up license” for its own benefit. The Bayh-Dole Act also provides federal agencies with “march-in rights.” March-in rights allow the government, in specified circumstances, to require the contractor or successors in title to the patent to grant a “nonexclusive, partially exclusive, or exclusive license” to a “responsible applicant or applicants.” For example, the research resulting in certain of our acquired or in-licensed patent rights and technology for certain product candidates was funded in part by the U.S. federal government. As a result, the federal government may have certain rights to such patent rights and technology, which include march-in rights. If the federal government decides to exercise these rights, it is not required to engage us as its contractor in connection with doing so. The federal government’s rights may also permit it to disclose our confidential information to third parties and to exercise march-in rights to use or allow third parties to use our licensed technology. The federal government can exercise its march-in rights if it determines that action is necessary because we fail to achieve practical application of the government-funded technology, or because action is necessary to alleviate health or safety needs, to meet requirements of federal regulations, or to give preference to U.S. industry. Further, the recipient of U.S. government funding is required to comply with certain other requirements, including timely disclosing the inventions claimed in such patent rights to the U.S. government and timely electing title to such inventions. The U.S. government has the right to take title to such intellectual property rights if we, or the applicable licensor, fail to disclose the invention to the government and fail to file an application to register the intellectual property within specified time limits. Intellectual property generated under a government funded program is also subject to certain reporting requirements, compliance with which may require us or the applicable licensor to expend substantial resources. In addition, our rights in such inventions may be subject to certain requirements to manufacture product candidates embodying such inventions in the U.S. We cannot be certain that our current or future licensors will comply with the disclosure or reporting requirements of the Bayh-Dole Act at all times or be able to rectify any lapse in compliance with these requirements. Any exercise by the government of any of the foregoing rights or by any third-party of its reserved rights could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

The validity, scope and enforceability of any patents listed in the Orange Book that cover our product candidates or patents that cover our biologic product candidates can be challenged by third parties.

If one of our product candidates is approved by the FDA and if a third party files an application under Section 505(b)(2) or an abbreviated new drug application (“ANDA”) under Section 505(j) for a generic product containing any of our product candidates and relies in whole or in part on studies conducted by or for us, the third party will be required to certify to the FDA that either: (1) there is no patent information listed in the Orange Book with respect to our NDA for the applicable approved product candidate; (2) the patents listed in the Orange Book have expired; (3) the listed patents have not expired, but will expire on a particular date and approval is sought after patent expiration; or (4) the listed patents are invalid or will not be infringed by the manufacture, use or sale of the third party’s generic product. A certification under 21 CFR § 314.94(a)(12)(i)(A)(4) that the new product will not infringe the Orange Book-listed patents for the applicable approved product candidate, or that such patents are invalid, is called a paragraph IV certification. If the third party submits a paragraph IV certification to the FDA, a notice of the paragraph IV certification must also be sent to us once the third party’s ANDA is accepted for filing by the FDA. We may then initiate a lawsuit to defend the patents identified in the notice. The filing of a patent infringement lawsuit within 45 days of receipt of the notice automatically prevents the FDA from approving the third party’s ANDA until the earliest of 30 months or the date on which the patent expires, the lawsuit is settled, or the court reaches a decision in the infringement lawsuit in favor of the third party. If we do not file a patent infringement lawsuit within the required 45-day period, the third party’s ANDA will not be subject to the 30-month stay of FDA approval.

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

In addition to seeking patents for our product candidates, we may rely on trade secrets, including unpatented software, know-how, technology and other proprietary information, to maintain our competitive position. We seek to protect this software and information, in part, by entering into non-disclosure and confidentiality agreements with parties who have access to them, such as our employees, corporate collaborators, outside scientific collaborators, contract manufacturers, consultants, advisors and other third parties. We also enter into confidentiality and invention or patent assignment agreements with our employees and consultants.

Because we rely and expect to continue to rely on third parties to manufacture our product candidates, and we collaborate and expect to continue to collaborate with third parties on the development of product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in the market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

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

We employ individuals who were previously employed at universities or other software, biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators and other third parties with whom we do business include provisions requiring such parties to not use the confidential information of their former employer, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our owned or licensed patents or patent applications. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, could limit the duration of the patent protection covering our technology and product candidates and could result in our inability to develop, manufacture or commercialize our product candidates following regulatory approval without infringing third-party patent rights. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our product candidates following regulatory approval. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may harm our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would harm our business, results of operations and financial condition.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We rely on a combination of internally developed and in-licensed intellectual property rights and we or our licensors may be subject to claims that former employees, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets, or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

Accordingly, despite our efforts, we may not be able to prevent third parties from infringing upon or misappropriating our intellectual property. In addition, the uncertainties associated with litigation could compromise our ability to raise the funds necessary to pursue our commercialization efforts, continue our clinical trials and internal research programs or in-license needed technology or other future product candidates. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace, including compromising our ability to raise the funds necessary to pursue our commercialization efforts, continue our clinical trials, continue our research programs, license necessary technology from third parties, or enter into development collaborations that would help us commercialize our product candidates following regulatory approval. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

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

Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:

•	others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own;

•
others may be able to make drugs that are similar to our product candidates that we intend to commercialize that are not covered by the patents that we exclusively licensed and have the right to enforce;

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

•	receipt of marketing approval for a product candidate in one or more jurisdictions, or the failure to receive such marketing approval;

•	the results of clinical trials or preclinical studies conducted by us and the Vants;

•	changes in financial estimates and recommendations by securities analysts concerning us, the Vants or the biopharmaceutical industry and market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our and the Vants’ businesses;

•	the outcome of litigation or other claims or proceedings, including governmental and regulatory proceedings, against us or the Vants;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	the volume of our common shares available for public sale and the relatively limited free float of our common shares;

•	any significant change in our board of directors or management;

•	sales of substantial amounts of our common shares by directors, executive officers or significant shareholders or the perception that such sales could occur; and

•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

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

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common shares unless you sell your shares for a price greater than that which you paid for them.

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

We are incorporated under the laws of Bermuda and are centrally managed and controlled in the U.K. We currently have subsidiaries in the U.S., U.K., Switzerland and certain other jurisdictions. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between our subsidiaries and us. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable taxing authorities. If taxing authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions between two or more affiliated companies, they could require such affiliated companies to adjust their transfer prices and thereby reallocate the income between such affiliated companies to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase its consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.

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

Issuer Purchases of Equity Securities

During the three and six months ended September 30, 2024, we repurchased 9,984,350 and 81,235,433 common shares, respectively, for $116.9 million and $765.3 million, respectively, including 960,692 common shares which were repurchased on September 30, 2024 with a settlement date of October 1, 2024. As of September 30, 2024, we were authorized to repurchase up to $734.7 million of our common shares.

The following table summarizes our common share repurchase transactions for the three months ended September 30, 2024:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Program(2)
				(in millions)
July 1 – 31, 2024	—	—	—	$851.6
August 1 – 31, 2024	1,150,573	$11.29	1,150,573	$838.6
September 1 – 30, 2024	8,833,777	$11.76	8,833,777	$734.7
Total	9,984,350		9,984,350

(1)
The total number of common shares purchased set forth in this column is based on the trade date of the repurchase transaction (not the settlement date of the repurchase transaction), including 960,692 common shares which were repurchased on September 30, 2024 with a settlement date of October 1, 2024.

(2)
On April 2, 2024, we announced that our board of directors had authorized a common share repurchase program, allowing for repurchases of Roivant common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The timing and total amount of common shares repurchased depends on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities. Under the repurchase program, purchases may be conducted through open market transactions, tender offers or privately negotiated transactions, including the use of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. See Note 8–Shareholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases. Table excludes fees and commissions payable in connection with common share repurchases.

*
In addition to the repurchase transactions set forth above, during the six months ended September 30, 2024, we withheld 2,384,468 common shares associated with net share settlements to cover (i) tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs and CVARs, and (ii) the payment of the exercise price of certain stock options.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.
Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

2.1*#	Agreement and Plan of Merger, dated September 17, 2024, by and among Dermavant Sciences Ltd., Organon & Co., Organon Bermuda Ltd. and Roivant Sciences Ltd.	8-K	001-40782	2.1	September 23, 2024

10.45*#	License Agreement by and between Bayer Aktiengesellschaft and Pulmovant, Inc., dated as of July 27, 2023.	—	—	—	Filed herewith

10.46*#	First Amendment to the License Agreement by and between Bayer Aktiengesellschaft and Pulmovant, Inc., dated as of September 22, 2023.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

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

Dated: November 12, 2024	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Matt Maisak
Name: Matt Maisak
Title: Authorized Signatory