Form 10-Q
period 2024-12-31
Roivant Sciences Ltd.
filed 2025-02-10
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2024
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

As of February 6, 2025, the registrant had 713,549,458 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments we may owe in connection with our product candidates.

•	We face risks associated with strategic transactions and partnerships and we may not realize the expected benefits of those strategic transactions and partnerships.

•	We face risks associated with the use of our cash, cash equivalents and marketable securities, including any return of capital to shareholders.

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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization;

•	our ability to acquire or in-license new product candidates;

•	the allocation of capital and personnel across our business;

•	our Vant structure and the potential that we may fail to capitalize on certain development opportunities;

•	potential future payments we may owe in connection with our product candidates;

•	our ability to consummate and realize the benefits from strategic transactions and partnerships, including the Dermavant Transaction;

•	the use of our cash, cash equivalents and marketable securities;

•	clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	December 31, 2024	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,990,683	$6,494,953
Marketable securities	3,155,825	—
Other current assets	217,460	80,605
Current assets of discontinued operations (Note 6)	—	156,270
Total current assets	5,363,968	6,731,828
Property and equipment, net	13,563	15,322
Operating lease right-of-use assets	90,895	44,002
Investments measured at fair value	290,040	247,753
Other assets	33,879	37,701
Noncurrent assets of discontinued operations (Note 6)	—	145,876
Total assets	$5,792,345	$7,222,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,712	$14,029
Accrued expenses	104,324	119,417
Operating lease liabilities	9,835	8,966
Other current liabilities	3,613	13,941
Current liabilities of discontinued operations (Note 6)	—	110,405
Total current liabilities	141,484	266,758
Liability instruments measured at fair value	24,105	25,737
Operating lease liabilities, noncurrent	90,479	45,020
Other liabilities	307	2,493
Noncurrent liabilities of discontinued operations (Note 6)	—	433,945
Total liabilities	256,375	773,953
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 719,632,367 and 806,677,954 shares issued and outstanding at December 31, 2024 and March 31, 2024, respectively	—	—
Additional paid-in capital	4,721,017	5,396,492
Retained earnings	460,398	576,172
Accumulated other comprehensive income (loss)	8,057	(4,083)
Shareholders’ equity attributable to Roivant Sciences Ltd.	5,189,472	5,968,581
Noncontrolling interests	346,498	479,948
Total shareholders’ equity	5,535,970	6,448,529
Total liabilities and shareholders’ equity	$5,792,345	$7,222,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Revenue, net	$9,018	$15,562	$21,483	$23,693
Operating expenses:
Cost of revenues	259	197	706	1,403
Research and development (includes $9,685 and $6,913 of share-based compensation expense for the three months ended December 31, 2024 and 2023 and $30,128 and $22,639 for the nine months ended December 31, 2024 and 2023, respectively)	141,595	108,148	405,175	332,354
Acquired in-process research and development	—	—	—	26,450
General and administrative (includes $69,386 and $44,419 of share-based compensation expense for the three months ended December 31, 2024 and 2023 and $165,670 and $120,891 for the nine months ended December 31, 2024 and 2023, respectively)	141,545	128,172	444,318	308,030
Total operating expenses	283,399	236,517	850,199	668,237
Gain on sale of Telavant net assets	—	5,348,410	110,387	5,348,410
(Loss) income from operations	(274,381)	5,127,455	(718,329)	4,703,866
Change in fair value of investments	21,314	10,467	(42,287)	63,880
Change in fair value of liability instruments	(2,147)	(2,492)	(1,632)	49,475
Gain on deconsolidation of subsidiaries	—	—	—	(17,354)
Interest income	(61,851)	(31,953)	(203,751)	(62,967)
Other expense (income), net	2,816	(2,112)	7,877	2,245
(Loss) income from continuing operations before income taxes	(234,513)	5,153,545	(478,536)	4,668,587
Income tax (benefit) expense	(25,568)	22,365	(1,147)	27,276
(Loss) income from continuing operations, net of tax	(208,945)	5,131,180	(477,389)	4,641,311
Income (loss) from discontinued operations, net of tax	327,020	(58,515)	373,030	(227,609)
Net income (loss)	118,075	5,072,665	(104,359)	4,413,702
Net loss attributable to noncontrolling interests	(51,306)	(23,519)	(138,853)	(86,339)
Net income attributable to Roivant Sciences Ltd.	$169,381	$5,096,184	$34,494	$4,500,041

Amounts attributable to Roivant Sciences Ltd.:
(Loss) income from continuing operations, net of tax	$(157,639)	$5,154,466	$(338,691)	$4,726,682
Income (loss) from discontinued operations, net of tax	327,020	(58,282)	373,185	(226,641)
Net income attributable to Roivant Sciences Ltd.	$169,381	$5,096,184	$34,494	$4,500,041

Net income per common share, basic:
(Loss) income from continuing operations, net of tax	$(0.22)	$6.44	$(0.46)	$6.09
Income (loss) from discontinued operations, net of tax	$0.45	$(0.07)	$0.51	$(0.29)
Net income per common share	$0.23	$6.37	$0.05	$5.79

Net income per common share, diluted:
(Loss) income from continuing operations, net of tax	$(0.22)	$6.10	$(0.46)	$5.73
Income (loss) from discontinued operations, net of tax	$0.45	$(0.07)	$0.51	$(0.27)
Net income per common share	$0.23	$6.03	$0.05	$5.46

Weighted average shares outstanding:
Basic	722,716,168	800,587,716	731,318,202	776,759,728
Diluted	722,716,168	844,461,685	731,318,202	824,310,013

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Income (Loss)
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023

Net income (loss)	$118,075	$5,072,665	$(104,359)	$4,413,702
Other comprehensive income (loss):
Change in fair value of debt due to change in subsidiary credit risk	2,300	—	(1,200)	—
Foreign currency translation adjustment	3,941	(25,066)	(6,185)	(25,612)
Amounts reclassified from accumulated other comprehensive income (loss)	19,869	—	19,869	—
Total other comprehensive income (loss)	26,110	(25,066)	12,484	(25,612)
Comprehensive income (loss)	144,185	5,047,599	(91,875)	4,388,090
Comprehensive loss attributable to noncontrolling interests	(51,289)	(23,873)	(138,509)	(86,784)
Comprehensive income attributable to Roivant Sciences Ltd.	$195,474	$5,071,472	$46,634	$4,474,874

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Subsidiary stock options exercised	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	3,226,784	—	(2,597)	—	—	—	(2,597)
Subsidiary stock options exercised	—	—	430	—	—	332	762
Issuance of the Company’s common shares under employee stock purchase plan	72,143	—	648	—	—	—	648
Cash contributions to majority-owned subsidiaries	—	—	(119)	—	—	119	—
Repurchase of common shares	(9,023,658)	—	(60,349)	—	(45,705)	—	(106,054)
Share-based compensation	—	—	55,610	—	—	16,105	71,715
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	7,100	—	—	7,100
Foreign currency translation adjustment	—	—	—	(7,188)	—	294	(6,894)
Net loss	—	—	—	—	(230,184)	(49,740)	(279,924)
Balance at September 30, 2024	733,328,375	$—	$4,775,411	$(18,036)	$395,580	$427,087	$5,580,042
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	7,055,968	—	16,915	—	—	—	16,915
Sale of interests in subsidiary	—	—	—	—	—	(48,079)	(48,079)
Subsidiary stock options exercised	—	—	1,444	—	—	1,129	2,573
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(280)	—	—	280	—
Repurchase of common shares	(20,751,976)	—	(138,785)	—	(104,563)	—	(243,348)
Share-based compensation	—	—	66,312	—	—	17,370	83,682
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	2,300	—	—	2,300
Foreign currency translation adjustment	—	—	—	3,924	—	17	3,941
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	19,869	—	—	19,869
Net income (loss)	—	—	—	—	169,381	(51,306)	118,075
Balance at December 31, 2024	719,632,367	$—	$4,721,017	$8,057	$460,398	$346,498	$5,535,970

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	(Accumulated Deficit) / Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2023	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	6,994,468	—	14,395	—	—	—	14,395
Subsidiary stock options exercised	—	—	503	—	—	387	890
Cash contributions to majority-owned subsidiaries	—	—	(623)	—	—	623	—
Dividend declared by subsidiary	—	—	—	—	—	(6,000)	(6,000)
Share-based compensation	—	—	34,498	—	—	14,762	49,260
Foreign currency translation adjustment	—	—	—	(3,993)	—	(155)	(4,148)
Net loss	—	—	—	—	(291,816)	(36,029)	(327,845)
Balance at June 30, 2023	767,137,861	$—	$4,981,910	$(6,610)	$(4,064,570)	$423,409	$1,334,139
Issuance of the Company’s common shares, net of issuance costs	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares related to settlement of warrants	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares under employee stock purchase plan	96,385	—	587	—	—	—	587
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,402,885	—	20,873	—	—	—	20,873
Deconsolidation of subsidiaries	—	—	—	—	—	(35,050)	(35,050)
Subsidiary stock options exercised	—	—	131	—	—	65	196
Cash contributions to majority-owned subsidiaries	—	—	(571)	—	—	571	—
Share-based compensation	—	—	34,487	—	—	14,831	49,318
Foreign currency translation adjustment	—	—	—	3,538	—	64	3,602
Net loss	—	—	—	—	(304,327)	(26,791)	(331,118)
Balance at September 30, 2023	800,792,365	$—	$5,320,503	$(3,072)	$(4,368,897)	$377,099	$1,325,633
Disposition of Telavant	—	—	—	—	—	(87,500)	(87,500)
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	4,098,545	—	2,456	—	—	—	2,456
Issuance of subsidiary common shares, net of issuance costs	—	—	129,763	—	—	108,970	238,733
Subsidiary stock options exercised	—	—	1,711	—	—	1,400	3,111
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(104,172)	—	—	104,172	—
Share-based compensation	—	—	39,999	—	—	14,551	54,550
Foreign currency translation adjustment	—	—	—	(24,712)	—	(354)	(25,066)
Net income (loss)	—	—	—	—	5,096,184	(23,519)	5,072,665
Balance at December 31, 2023	804,890,910	$—	$5,390,260	$(27,784)	$727,287	$494,819	$6,584,582

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(104,359)	$4,413,702
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Share-based compensation	205,541	152,903
Change in fair value of investments	(42,287)	63,880
Change in fair value of debt and liability instruments	(98,954)	85,376
Gain on sale of subsidiary interests	(376,506)	—
Gain on deconsolidation of subsidiaries	—	(17,354)
Gain on sale of Telavant net assets	(110,387)	(5,348,410)
Accretion of discount and amortization of premium on marketable securities, net	(54,304)	—
Loss on extinguishment of debt	8,848	—
Depreciation and amortization	12,646	16,811
Non-cash lease expense	4,871	5,047
Other	(465)	(31,846)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(53,922)	(18,767)
Accounts payable	(18,003)	1,797
Accrued expenses	(19,507)	(15,785)
Operating lease liabilities	(5,459)	(6,151)
Other	(14,639)	41,986
Net cash used in operating activities	(666,886)	(656,811)
Cash flows from investing activities:
Purchase of marketable securities	(4,061,521)	—
Maturities of marketable securities	960,000	—
Purchase of property and equipment	(3,788)	(1,033)
Proceeds from sale of subsidiary interests	185,586	47,500
Proceeds from sale of Telavant net assets, net	110,387	5,233,396
Cash decrease upon deconsolidation of subsidiaries	(31,149)	(83,679)
Other	—	511
Net cash (used in) provided by investing activities	(2,840,485)	5,196,695
Cash flows from financing activities:
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	—	199,822
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	—	238,733
Payment of subsidiary dividend	—	(6,000)
Repayment of debt by subsidiary	(51,979)	(21,815)
Payments on principal portion of finance lease obligations	(774)	(1,225)
Proceeds from exercise of the Company’s and subsidiary stock options	37,006	51,023
Taxes paid related to net settlement of equity awards	(29,755)	(9,101)
Repurchase of common shares	(997,787)	—
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	648	587
Proceeds from exercise of the Company’s warrants	—	5
Payment for redemptions of the Company’s warrants	—	(41)
Net cash (used in) provided by financing activities	(1,042,641)	451,988
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	1,236	1,471
Net change in cash, cash equivalents and restricted cash	(4,548,776)	4,993,343
Cash, cash equivalents and restricted cash at beginning of period	6,550,450	1,692,115
Cash, cash equivalents and restricted cash at end of period	$2,001,674	$6,685,458
Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$—	$83,258
Issuance of subsidiary shares in connection with Debt Renegotiation	$11,647	$—
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$51,266	$—
Other	$159	$301

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

(B) Liquidity

Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of December 31, 2024, the Company had cash, cash equivalents, and marketable securities of approximately $5.1 billion and its retained earnings was $460.4 million. For the nine months ended December 31, 2024 and 2023, the Company incurred a net loss from continuing operations of $477.4 million and had net income from continuing operations of approximately $4.6 billion, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2024 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2024 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the nine months ended December 31, 2024 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2025, for any other interim period, or for any other future year.

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

In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and the Company, solely in its capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. The Company determined that the acquisition of Dermavant by Organon met the held for sale and discontinued operations accounting criteria in the second fiscal quarter of 2024. Accordingly, the Company classified the results of Dermavant as discontinued operations in its condensed consolidated statements of operations for all periods presented. Additionally, Dermavant’s assets and liabilities are classified as held for sale and discontinued operations in the condensed consolidated balance sheets for March 31, 2024. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to Dermavant, refer to Note 6, “Discontinued Operations.”

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

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	December 31, 2024	March 31, 2024

Cash and cash equivalents	$1,990,683	$6,494,953
Restricted cash (included in “Other current assets”)	3,099	3,067
Restricted cash (included in “Other assets”)	7,892	8,169
Cash, cash equivalents and restricted cash	$2,001,674	$6,506,189

Cash and restricted cash held by Dermavant are included in assets of discontinued operations at March 31, 2024. Refer to Note 6, “Discontinued Operations” for further details.

(E) Marketable Securities

The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities consist of amounts invested in U.S. Treasury securities. As of December 31, 2024, all of the Company’s marketable securities had maturities less than one year from the date of purchase. All of the Company’s marketable securities are classified as held-to-maturity as the Company has the ability and intent to hold to maturity and are reported at amortized cost. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”); Class A units of Heracles Parent, L.L.C. (“Datavant”); liability instruments issued, including the earn-out shares liabilities issued in connection with the Company’s business combination with MAAC (as discussed in Note 12, “Earn-Out Shares”); its investments in other entities; cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities; and accounts payable.

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

(J) Recently Adopted Accounting Pronouncements

The Company did not adopt any material accounting pronouncements during the nine months ended December 31, 2024.

(K) Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of the specified effective date.

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023 and for interim periods within fiscal years beginning after December 15, 2024. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025, and subsequent interim periods, with early adoption permitted. These amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2028, and subsequent interim periods, with early adoption permitted. The amendments can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

Note 3—Cash, Cash Equivalents, and Marketable Securities
Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Cash and cash equivalents
Cash	$99,083	$182,665
Money market funds	1,891,600	6,312,288
Total cash and cash equivalents	$1,990,683	$6,494,953
Marketable securities
U.S. Treasury securities	$3,155,825	$—
Total marketable securities	$3,155,825	$—

Total cash, cash equivalents, and marketable securities	$5,146,508	$6,494,953

Cash held by Dermavant is included in assets of discontinued operations at March 31, 2024. Refer to Note 6, “Discontinued Operations” for further details.

The following table summarizes the unrealized positions for the Company’s held-to-maturity securities (in thousands):

	As of December 31, 2024
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$3,155,825	$4,020	$(654)	$3,159,191

The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy.  As of December 31, 2024, the contractual maturities of all marketable securities were less than 12 months.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of December 31, 2024 and March 31, 2024, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of December 31, 2024, RSL held approximately 20% of the issued and outstanding shares of Arbutus.

At December 31, 2024 and March 31, 2024, the aggregate fair value of the Company’s investment in Arbutus was $127.0 million and $100.2 million, respectively. During the three and nine months ended December 31, 2024, the Company recognized an unrealized loss of $22.5 million and an unrealized gain of $26.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2023, the Company recognized an unrealized gain of $18.3 million and an unrealized loss of $20.6 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on December 31, 2024 and March 31, 2024 of $3.27 and $2.58, respectively.

Investment in Datavant

The Company holds an investment in Class A units of Datavant. As of December 31, 2024, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of December 31, 2024 and March 31, 2024, the fair value of the Company’s investment was $163.0 million and $147.5 million, respectively. During the three and nine months ended December 31, 2024, the Company recognized unrealized gains of $1.2 million and $ 15.5 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2023, the Company recognized unrealized losses of $28.4 million and $42.6 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.

The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.

Note 5—Recent Transactions and Developments

Telavant Disposition

On December 14, 2023, the Company completed the sale of its entire equity interest in its majority-owned subsidiary Telavant to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among the Company, Telavant, Pfizer Inc. (“Pfizer”), and Roche (the “Stock Purchase Agreement”). Telavant was jointly formed by the Company and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the U.S. and Japan. Prior to the Roche Transaction, the Company held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

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

In June 2024, the one-time milestone was achieved. Accordingly, the Company received $110.4 million in cash for its pro rata portion of the milestone payment in August 2024. The Company recognized a gain on sale of Telavant net assets of $110.4 million related to the one-time milestone payment during the nine months ended December 31, 2024.

Note 6—Discontinued Operations
On October 28, 2024, the Company completed the sale of its entire equity interest in its majority-owned subsidiary, Dermavant, to Organon.

Pursuant to the Merger Agreement, Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis (the “AD Approval Milestone”) and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts with respect to the Product, each less than or equal to $1.0 billion.  Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are subject to certain post-closing adjustments and are payable to all of Dermavant’s equity holders, including holders of restricted stock units, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by the Company, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, the Company is entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. The Company received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction, subject to certain post-closing adjustments that are still being finalized. The AD Approval Milestone was achieved in December 2024, and the Company received payment of the $75.0 million AD Approval Milestone in January 2025, pursuant to the terms of the Merger Agreement.
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
As a result of the Dermavant Transaction, the Company accounted for the assets and liabilities of Dermavant as assets and liabilities of discontinued operations at March 31, 2024. Assets and liabilities of Dermavant are presented as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” “Current liabilities of discontinued operations,” and “Noncurrent liabilities of discontinued operations” on the accompanying consolidated balance sheets as of March 31, 2024.
Financial results of Dermavant through closing of the Dermavant Transaction are presented as “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2024 and 2023.  As a result of the Dermavant Transaction, the Company recognized a gain of $376.5 million for the three and nine months ended December 31, 2024, of which $301.5 million was recognized upon the deconsolidation of Dermavant and $75.0 million was subsequently recognized upon achievement of the first milestone. The gain recognized is subject to certain post-closing adjustments that are still being finalized.

The following table presents components of discontinued operations included in “Income (loss) from discontinued operations, net of tax” (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2024	2023	2024	2023
Product revenue, net	$2,296	$20,666	$41,599	$55,749
License, milestone and other revenue	1,212	912	33,838	16,423
Revenue, net	3,508	21,578	75,437	72,172
Operating expenses:
Cost of revenues	1,695	3,471	12,116	9,745
Research and development	3,210	15,569	24,307	48,480
Selling, general and administrative	25,750	69,110	119,879	209,797
Total operating expenses	30,655	88,150	156,302	268,022
Loss from operations	(27,147)	(66,572)	(80,865)	(195,850)
Gain on sale of subsidiary interests(1)	(376,506)	—	(376,506)	—
Change in fair value of debt	5,330	11,823	(97,322)	35,901
Interest expense(2)	10,688	9,444	30,556	27,603
Other expense (income), net	7,183	(32,631)	(11,257)	(35,650)
Income (loss) from discontinued operations before income taxes	326,158	(55,208)	373,664	(223,704)
Income tax (benefit) expense	(862)	3,307	634	3,905
Income (loss) from discontinued operations, net of tax	$327,020	$(58,515)	$373,030	$(227,609)

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$—	$(240)	$(155)	$(973)
Income (loss) from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	326,158	(54,968)	373,819	(222,731)
Income (loss) from discontinued operations before income taxes	$326,158	$(55,208)	$373,664	$(223,704)

(1)
Gain on sale of subsidiary interests includes the release of accumulated other comprehensive loss of $19.9 million primarily associated with the realization of Dermavant’s cumulative translation adjustments.

(2)
Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs. Additionally, for the three and nine months ended December 31, 2024, interest expense includes an $8.8 million loss on extinguishment of the Credit Facility.

The following table presents the major classes of Dermavant’s assets and liabilities at March 31, 2024 that were reclassified as assets and liabilities of discontinued operations (in thousands):

March 31, 2024(1)
Assets:
Cash and cash equivalents	$40,753
Property and equipment, net	3,736
Operating lease right-of-use assets	2,890
Intangible assets, net	137,842
Other assets	116,925
Total assets of discontinued operations	$302,146
Liabilities:
Accounts payable	$39,196
Accrued expenses	56,169
Operating lease liabilities	3,172
Long-term debt	442,591
Other liabilities	3,222
Total liabilities of discontinued operations	$544,350

(1)	Includes both current and non-current assets and liabilities of discontinued operations.

In the accompanying consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations (in thousands):

	Nine Months Ended December 31,
	2024	2023
Gain on sale of subsidiary interests	$(376,506)	$—
Share-based compensation	$9,666	$9,220
Change in fair value of debt	$(97,322)	$35,901
Loss on extinguishment of debt	$8,848	$—
Depreciation and amortization	$6,739	$8,569

Note 7—Certain Balance Sheet Components

(A) Other Current Assets

Other current assets at December 31, 2024 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Prepaid expenses	$57,657	$33,779
Trade receivables, net	678	3,990
Restricted cash	3,099	3,067
Income tax receivable	44,915	1,316
Interest receivable	23,188	27,441
Milestone receivable	75,000	—
Other	12,923	11,012
Total other current assets	$217,460	$80,605

(B) Accrued Expenses

Accrued expenses at December 31, 2024 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Research and development expenses	$53,465	$37,712
Compensation-related expenses	39,278	49,890
Other expenses	11,581	31,815
Total accrued expenses	$104,324	$119,417

(C) Other Current Liabilities

Other current liabilities at December 31, 2024 and March 31, 2024 consisted of the following (in thousands):

	December 31, 2024	March 31, 2024
Deferred revenue	$3,037	$4,168
Income tax payable	576	9,773
Total other current liabilities	$3,613	$13,941

Note 8—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of December 31, 2024, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program

The Company’s board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 29,775,634 shares were made in open market transactions under the share repurchase program during the nine months ended December 31, 2024 for an aggregate purchase price of approximately $349.4 million.

Note 9—Share-Based Compensation

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At December 31, 2024, a total of 41,977,890 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the nine months ended December 31, 2024 was as follows:

Number of Options
Options outstanding at March 31, 2024	147,068,607
Granted	4,492,448
Exercised	(9,524,758)
Forfeited/Canceled	(253,024)
Options outstanding at December 31, 2024	141,783,273
Options exercisable at December 31, 2024	107,478,208

Restricted Stock Units and Performance Stock Units

Activity for restricted stock units (“RSUs”) and performance stock units under the RSL Equity Plans for the nine months ended December 31, 2024 was as follows:

Number of Shares
Non-vested balance at March 31, 2024	16,778,211
Granted	40,508,329
Vested	(4,937,114)
Forfeited	(864,815)
Non-vested balance at December 31, 2024	51,484,611

2024 Senior Executive Compensation Program
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

As the PSUs are subject to the market performance of the Company’s stock price, share-based compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately satisfied, subject to continued service over the period. The Company recognized share-based compensation related to PSUs of $30.5 million and $52.4 million during the three and nine months ended December 31, 2024, respectively. At December 31, 2024, total unrecognized compensation expense related to non-vested PSUs granted pursuant to the 2024 Senior Executive Compensation Program was $225.8 million. The Company has not recognized share-based compensation expense for potential PSU awards to Dr. Venker as these have not been granted by the Compensation Committee of the Board of Directors.

The grant date fair value of the PSUs is sensitive to the expected stock price volatility of the Company’s shares. The Company selected a volatility estimate of 70.0% based on the observed historical volatility of the Company’s shares. If a higher volatility estimate of 80.0% were selected, the total grant date fair value of the PSUs would be approximately $292.9 million. If a lower volatility estimate based on the implied volatility of the Company’s shares of 41.6% were selected, the total grant date fair value of the PSUs would be approximately $202.4 million. If a volatility estimate based on an average of the historical and implied volatility of 55.8% were selected, the total grant date fair value of the PSUs would be approximately $247.3 million.

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of December 31, 2024, 17,548,368 capped value appreciation rights (“CVARs”) granted in March 2020 remain outstanding. These CVARs had met the service vesting condition as of December 31, 2024 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. Such CVARs will be earned if the hurdle price is satisfied on a hurdle measurement date, being annually on March 30, prior to the expiration date of March 31, 2026.

November 2021 CVAR Grants

Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the nine months ended December 31, 2024 was as follows:

Number of CVARs
Non-vested balance at March 31, 2024	1,782,078
Vested	(881,462)
Forfeited	(190,556)
Non-vested balance at December 31, 2024	710,060

During the nine months ended December 31, 2024, 881,462 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $13.5 million and $42.1 million for the three and nine months ended December 31, 2024, respectively, and $20.2 million and $43.9 million for the three and nine months ended December 31, 2023, respectively, related to subsidiary EIPs.

Note 10—Income Taxes

The Company’s effective tax rate for the three and nine months ended December 31, 2024 was 10.9% and 0.2%, respectively, and the effective tax rate for the three and nine months ended December 31, 2023 was 0.4% and 0.6%, respectively. The effective tax rates for the three and nine months ended December 31, 2024 are driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rates for the three and nine months ended December 31, 2023 are driven by the Company’s gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.

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

In September 2024, the Company’s subsidiary, Roivant Sciences, Inc. (“RSI”), entered into a lease agreement with One Penn Plaza LLC for office space in New York, NY to serve as the future U.S. corporate headquarters of RSI (the “One Penn Lease”). The One Penn Lease commenced in December 2024 and will expire in August 2041. The lease contains an option to early terminate in August 2036 and an option to extend the term for one additional period of 5 years or 10 years at then-market rates in August 2041. The options to early terminate or extend the lease term were not included in the lease term as it was not reasonably certain that they would be exercised at lease commencement. The approximate net future minimum obligation under this lease is $113.2 million. The lease is classified as an operating lease and includes a period of free rent and tenant improvement incentives. Upon lease commencement, the Company recognized an operating right-of-use asset and lease liability of approximately $49.1 million, net of lease incentives received.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 14, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements relating to continuing operations during the nine months ended December 31, 2024. The Company has further commitments relating to other asset acquisition and license agreements that it has entered into and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of December 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

Cash Bonus Program

During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”). During the three months ended December 31, 2024, the Company recognized general and administrative expense and research and development expense of $5.5 million and $1.7 million, respectively, and during the nine months ended December 31, 2024, the Company recognized general and administrative expense and research and development expense of $19.0 million and $5.4 million, respectively, relating to the Cash Bonus Program. During the three and nine months ended December 31, 2023, the Company recognized general and administrative expense of $27.2 million and research and development expense of $8.1 million relating to the Cash Bonus Program.

2024 Senior Executive Compensation Program

Pursuant to the 2024 Senior Executive Compensation Program, the Compensation Committee of the Board of Directors approved the following one-time cash retention awards in July 2024:

Executive	Title	Cash Awards (in thousands)

Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Chief Operating Officer	$7,465

Mr. Gline and Dr. Venker received 75% of their respective cash retention awards as of December 31, 2024. The remaining 25% of the award will vest and become payable on or about September 19, 2025, in each case subject to the executive’s continuous service through the applicable vesting date.

The cash retention award provided to Dr. Sukhatme was paid in full as of December 31, 2024. If a Recoupment Event (as defined below) occurred on or prior to September 30, 2024, Dr. Sukhatme would have been required to repay to the Company $30.0 million of the retention award. If a Recoupment Event (as defined below) occurs on or prior to September 30, 2025 (but on or after October 1, 2024), Dr. Sukhatme will be required to repay to the Company $15.0 million of the retention award. A “Recoupment Event” will be deemed to occur if (x) Dr. Sukhatme’s employment in good standing is terminated or otherwise ceases for any reason (except as provided in the following sentence) or (y) Dr. Sukhatme breaches any of his restrictive covenant obligations. In the event Dr. Sukhatme’s employment is terminated by the Company without “cause” (as defined in Dr. Sukhatme’s employment agreement) or due to death or disability, no portion of the cash retention award will be subject to repayment, provided that Dr. Sukhatme executes and does not revoke a release of claims. There was no Recoupment Event as of December 31, 2024.

As a result of the cash retention rewards, the Company recognized general and administrative expense of $3.7 million and $82.8 million, respectively, during the three and nine months ended December 31, 2024. The remaining portion of $10.9 million as of December 31, 2024 will be recognized over the applicable service periods.

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

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of December 31, 2024 and March 31, 2024.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of December 31, 2024, no Earn-Out Shares have vested.

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

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2024 and March 31, 2024, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2024				As of March 31, 2024
	Level 1	Level 2	Level 3	Balance as of December 31, 2024	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Money market funds	$1,891,600	$—	$—	$1,891,600	$6,312,288	$—	$—	$6,312,288
Investment in Datavant Class A units	—	—	163,009	163,009	—	—	147,526	147,526
Investment in Arbutus common shares	127,031	—	—	127,031	100,227	—	—	100,227
Total assets at fair value	$2,018,631	$—	$163,009	$2,181,640	$6,412,515	$—	$147,526	$6,560,041
Liabilities:
Liability instruments measured at fair value(1)	$—	$—	$24,105	$24,105	$—	$—	$25,737	$25,737
Total liabilities at fair value	$—	$—	$24,105	$24,105	$—	$—	$25,737	$25,737

(1)
At December 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $21.6 million and other liability instruments issued of $2.5 million. At March 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.0 million and other liability instruments issued of $3.7 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the nine months ended December 31, 2024.

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

The changes in fair value of the Level 3 assets during the nine months ended December 31, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net income	(42,645)
Balance at December 31, 2023	$135,934

Balance at March 31, 2024	$147,526
Changes in fair value of investment in Datavant, included in net loss	15,483
Balance at December 31, 2024	$163,009

The changes in fair value of the Level 3 liabilities during the nine months ended December 31, 2024 and 2023 were as follows (in thousands):

Balance at March 31, 2023	$33,651
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of liability instruments, included in net income	22,813
Balance at December 31, 2023	$28,374

Balance at March 31, 2024	$25,737
Changes in fair value of liability instruments, included in net loss	(1,632)
Balance at December 31, 2024	$24,105

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

	Point Estimate Used
Input	As of December 31, 2024	As of March 31, 2024
Volatility	105.0%	90.0%
Risk-free rate	4.16%	4.86%

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 12, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of December 31, 2024	As of March 31, 2024
Volatility	45.6%	63.2%
Risk-free rate	4.23%	4.50%

As of December 31, 2024 and March 31, 2024, the fair value of the Earn-Out Shares was $21.6 million and $22.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

Note 14—Net Income per Common Share

Basic net income per common share is computed by dividing net income attributable to Roivant Sciences Ltd. by the weighted-average number of common stock outstanding during the period. Diluted net income per common share is computed by dividing the net income attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common stock outstanding during the period.

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three and nine months ended December 31, 2024, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss from continuing operations.

As of December 31, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net income per common share:

	December 31, 2024	December 31, 2023

Stock options and performance stock options	141,783,273	65,518,394
Restricted stock units and performance stock units (non-vested)	51,484,611	5,422,465
March 2020 CVARs(1)	17,548,368	17,548,368
November 2021 CVARs (non-vested)	710,060	359,730
Restricted common stock (non-vested)	169,422	238,059
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Other stock based awards and instruments issued	5,031,399	4,147,404

(1)	Refer to Note 9, “Share-Based Compensation” for details regarding settlement of CVARs.

Note 15—Subsequent Events

In January 2025, the Company’s subsidiary, Immunovant, entered into a share purchase agreement pursuant to which Immunovant issued 22,500,000 shares of its common stock (including 16,845,010 shares of common stock purchased by the Company) at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended. The gross proceeds to Immunovant were approximately $450.0 million, of which $336.9 million related to the Company’s participation. The Company’s participation in Immunovant’s January 2025 private placement resulted in an equity ownership interest in Immunovant of approximately 57%, and the Company will continue to consolidate Immunovant.

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

Overview

Roivant is a biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Roivant’s pipeline includes IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting FcRn in development across several IgG-mediated autoimmune indications; brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 in development for the treatment of dermatomyositis, non-infectious uveitis and cutaneous sarcoidosis; and mosliciguat, an inhaled sGC activator in development for pulmonary hypertension associated with interstitial lung disease. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected product candidates from our pipeline.

Product Candidate	Indication	Vant	Modality	Phase
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Indication 5	Immunovant	Biologic	TBA
IMVT-1402	Indication 6	Immunovant	Biologic	TBA
Batoclimab	Myasthenia Gravis	Immunovant	Biologic	Phase 3*
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Batoclimab	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2b*
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 2
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2

Note: All product candidates in our current pipeline are investigational and subject to health authority approval. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials. A “Phase” marked as “TBA” is to be announced at a later date.

* Indicates registrational or potentially registrational trials.

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of December 31, 2024, as well as our ownership interest in potential future milestones and royalties related to the Dermavant Transaction (see footnote 4 below).

	Roivant Ownership
Vant / Milestones & Royalties	Basic[1]		Fully Diluted[2]
Immunovant	54%	3*	48%	[3]
Priovant	75%		67%
Genevant	83%		64%
Pulmovant	100%		92%
Covant	100%		91%
Psivant	48%		43%
Arbutus	20%	[3]	19%	[3]
Lokavant	57%		50%
VantAI	60%		49%
Datavant	†		†
VTAMA Milestones & Royalties[4]	86%	[4]	81%	[4]

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs as well as options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

4.
Amounts shown as of the closing of the Dermavant Transaction on October 28, 2024. At closing of the Dermavant Transaction, we received cash consideration of $183.6 million. In January 2025, we received an additional cash payment of $75.0 million upon FDA approval of VTAMA for the treatment of atopic dermatitis (the “AD Approval Milestone”). In addition to the foregoing, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. Roivant’s ownership interest in these potential future milestones and royalties consists of (i) 100% of the first $270 million in upfront, milestone and royalty payments (inclusive of the upfront payment made at closing and the AD Approval Milestone) and (ii) between 86% and 81% of subsequent milestone and royalty payments. For more information on the Dermavant Transaction, please refer to Note 6—Discontinued Operations to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

*
In January 2025, the Company participated in a private investment in public equity (“PIPE”) transaction by its subsidiary Immunovant, pursuant to which Immunovant sold an aggregate of 22,500,000 shares of common stock at a purchase price of $20.00 per share to three institutional accredited investors, including Roivant. Roivant purchased 16,845,010 shares of common stock in the PIPE. As reported in Roivant’s Schedule 13D filing dated January 15, 2025, giving effect to the PIPE transaction, Roivant’s basic ownership of Immunovant was 56.9% (based on (i) 147,271,269 shares of common stock issued and outstanding as of January 10, 2025 (based on information provided by Immunovant), after giving effect to the 10,000 shares of common stock of Immunovant issuable upon conversion of the preferred shares held by Roivant, plus (ii) the 22,500,000 shares of common stock purchased in the PIPE by Roivant and certain other investors).

†
As of December 31, 2024, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4—Equity Method Investments to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

We have a robust set of expected near-term catalysts, including the items set forth below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
Batoclimab	Immunovant	Topline data from Phase 3 trial in myasthenia gravis	1Q 2025
Batoclimab	Immunovant	Initial data from period 1 of Phase 2B trial in chronic inflammatory demyelinating polyneuropathy	1Q 2025
LNP Platform	Genevant	Markman hearing decision in Pfizer/BioNTech case	1H 2025
LNP Platform	Genevant	Summary judgment phase in Moderna case	2Q-3Q 2025
Batoclimab	Immunovant	Additional data in Graves’ Disease including 6-month remission data	Summer 2025
LNP Platform	Genevant	Jury trial in Moderna case	2H 2025
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	2H 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2H 2025
IMVT-1402	Immunovant	Studies initiated in 10 total indications	By 1Q 2026
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 2 trial in cutaneous sarcoidosis	2H 2026
Brepocitinib	Priovant	Topline data from Phase 3 trial in non-infectious uveitis	1H 2027

Note: References under “Expected Timing” are to calendar years unless otherwise noted. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. The timing of the litigation-related events noted above is subject to change, including at the discretion of the court. The court has not provided guidance for the timing of its ruling in the Pfizer/BioNTech Markman hearing, which could potentially be as soon as the first half of this calendar year.

Recent Developments

•
Immunovant: In January 2025, Immunovant announced a $450 million private placement with participation from a U.S.-based healthcare focused investor, a large mutual fund complex, and Roivant, bringing Roivant’s basic ownership up to approximately 57%.

Endocrinology Program
Immunovant recently initiated the first potentially registrational trial of IMVT-1402 in adult participants with GD who are hyperthyroid despite antithyroid drug (ATD) treatment. This study builds on the batoclimab proof-of-concept data presented in 2024, which suggest the potential for deep IgG reduction in the treatment of GD for patients who are not well controlled on ATDs.

Rheumatology Program
Immunovant recently initiated a potentially registrational trial of IMVT-1402 in adult participants with active, anti-citrullinated protein autoantibody (ACPA) positive difficult-to-treat rheumatoid arthritis. The trial includes IMVT-1402’s higher dose (600 mg) as recent in-class data suggest that deeper ACPA reduction correlated with better clinical improvement in ACPA+ RA patients treated with an FcRn inhibitor.

•
Priovant: In February 2025, Priovant announced a Phase 2 study of the safety and efficacy of brepocitinib in adults with cutaneous sarcoidosis. Cutaneous sarcoidosis marks the third indication for brepocitinib and continues the strategy to develop the drug in orphan indications with high unmet need. There are 30,000 to 50,000 patients in the US affected by cutaneous sarcoidosis with no approved therapies. The trial is expected to begin in the second quarter of calendar year 2025.

•	Genevant: The Pfizer / BioNTech Markman hearing was held in December 2024.

•
Roivant: Roivant reported consolidated cash, cash equivalents, restricted cash and marketable securities of approximately $5.2 billion at December 31, 2024, not including a one-time regulatory milestone of $75 million received in January for the approval of VTAMA in atopic dermatitis and $113 million of external capital raised in Immunovant’s January private placement.

In December 2024, Roivant announced Kinevant’s Phase 2 study of namilumab failed to show treatment benefit in patients with chronic active pulmonary sarcoidosis. Kinevant is discontinuing further development of namilumab for the treatment of sarcoidosis.

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

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets reflects a gain resulting from the sale of our entire equity interest in our majority-owned subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (“Roche”) in December 2023 (the “Roche Transaction”) as well as a gain resulting from the achievement of a one-time milestone in June 2024. In December 2023, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash payable upon the initiation of a Phase 3 trial in UC. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. owned the remaining 25%, in each case on an as-converted basis. The $7.1 billion in closing consideration was paid to all of Telavant’s equity holders, including holders of restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction, and this same treatment was applied to the one-time milestone payment. We recognized a gain on sale of Telavant net assets of approximately $110 million for our pro rata portion of the one-time milestone consideration during the nine months ended December 31, 2024 and approximately $5.3 billion for the sale of our entire equity interest in Telavant during the three and nine months ended December 31, 2023. Refer to Note 5, “Recent Transactions and Developments” for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments includes the unrealized loss (gain) on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

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

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax consists of the gain on sale of subsidiary interests resulting from the sale of our entire equity interest in our majority-owned subsidiary, Dermavant Sciences Ltd. (“Dermavant”), to Organon & Co. (“Organon”) in October 2024 and the financial results of Dermavant. In September 2024, Dermavant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon, Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations

Comparison of the three and nine months ended December 31, 2024 and 2023

The following table sets forth our results of operations for the three months ended December 31, 2024 and 2023:

	Three Months Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue, net	$9,018	$15,562	$(6,544)
Operating expenses:
Cost of revenues	259	197	62
Research and development	141,595	108,148	33,447
General and administrative	141,545	128,172	13,373
Total operating expenses	283,399	236,517	46,882
Gain on sale of Telavant net assets	—	5,348,410	(5,348,410)
(Loss) income from operations	(274,381)	5,127,455	(5,401,836)
Change in fair value of investments	21,314	10,467	10,847
Change in fair value of liability instruments	(2,147)	(2,492)	345
Interest income	(61,851)	(31,953)	(29,898)
Other expense (income), net	2,816	(2,112)	4,928
(Loss) income from continuing operations before income taxes	(234,513)	5,153,545	(5,388,058)
Income tax (benefit) expense	(25,568)	22,365	(47,933)
(Loss) income from continuing operations, net of tax	(208,945)	5,131,180	(5,340,125)
Income (loss) from discontinued operations, net of tax	327,020	(58,515)	385,535
Net income	118,075	5,072,665	(4,954,590)
Net loss attributable to noncontrolling interests	(51,306)	(23,519)	(27,787)
Net income attributable to Roivant Sciences Ltd.	$169,381	$5,096,184	$(4,926,803)

The following table sets forth our results of operations for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023	Change
	(in thousands)
Revenue, net	$21,483	$23,693	$(2,210)
Operating expenses:
Cost of revenues	706	1,403	(697)
Research and development	405,175	332,354	72,821
Acquired in-process research and development	—	26,450	(26,450)
General and administrative	444,318	308,030	136,288
Total operating expenses	850,199	668,237	181,962
Gain on sale of Telavant net assets	110,387	5,348,410	(5,238,023)
(Loss) income from operations	(718,329)	4,703,866	(5,422,195)
Change in fair value of investments	(42,287)	63,880	(106,167)
Change in fair value of liability instruments	(1,632)	49,475	(51,107)
Gain on deconsolidation of subsidiaries	—	(17,354)	17,354
Interest income	(203,751)	(62,967)	(140,784)
Other expense, net	7,877	2,245	5,632
(Loss) income from continuing operations before income taxes	(478,536)	4,668,587	(5,147,123)
Income tax (benefit) expense	(1,147)	27,276	(28,423)
(Loss) income from continuing operations, net of tax	(477,389)	4,641,311	(5,118,700)
Income (loss) from discontinued operations, net of tax	373,030	(227,609)	600,639
Net (loss) income	(104,359)	4,413,702	(4,518,061)
Net loss attributable to noncontrolling interests	(138,853)	(86,339)	(52,514)
Net income attributable to Roivant Sciences Ltd.	$34,494	$4,500,041	$(4,465,547)

Variance analysis for three and nine months ended December 31, 2024 and 2023

Revenue, net

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Revenue, net	$9,018	$15,562	$(6,544)	$21,483	$23,693	$(2,210)

Revenue, net decreased by $6.5 million to $9.0 million for the three months ended December 31, 2024, compared to $15.6 million for the three months ended December 31, 2023. During both the three months ended December 31, 2024 and 2023, revenue, net was primarily driven by payments received in connection with license agreements.

Revenue, net decreased by $2.2 million to $21.5 million for the nine months ended December 31, 2024, compared to $23.7 million for the nine months ended December 31, 2023. During both the nine months ended December 31, 2024 and 2023, revenue, net was primarily driven by payments received in connection with license agreements.

Research and development expenses

For the three months ended December 31, 2024 and 2023, our research and development expenses consisted of the following:

	Three Months Ended December 31,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$24,977	$12,810	$12,167
Anti-FcRn franchise—endocrine diseases	15,479	6,878	8,601
Anti-FcRn franchise—rheumatology diseases	7,486	—	7,486
Anti-FcRn franchise—other clinical and nonclinical	5,690	4,887	803
Brepocitinib	10,940	10,409	531
Mosliciguat	4,701	2,012	2,689
Namilumab	3,126	3,280	(154)
RVT-2001	33	1,897	(1,864)
RVT-3101	—	5,651	(5,651)
Other development and discovery programs	11,398	9,782	1,616
Total program-specific costs	83,830	57,606	26,224

Unallocated internal costs:
Share-based compensation	9,685	6,913	2,772
Personnel-related expenses	38,292	34,382	3,910
Other expenses	9,788	9,247	541
Total research and development expenses	$141,595	$108,148	$33,447
(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $33.4 million to $141.6 million for the three months ended December 31, 2024, compared to $108.1 million for the three months ended December 31, 2023. This increase was primarily driven by increases in program-specific costs of $26.2 million, personnel-related expenses of $3.9 million, and share-based compensation of $2.8 million.

Within program-specific costs, the increase of $26.2 million was primarily driven by an increase in expense of $29.1 million related to the anti-FcRn franchise, partially offset by a decrease in expense of $5.7 million related to RVT-3101, which was sold to Roche in December 2023.

For the nine months ended December 31, 2024 and 2023, our research and development expenses consisted of the following:

	Nine Months Ended December 31,
	2024	2023(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$72,934	$29,186	$43,748
Anti-FcRn franchise—endocrine diseases	46,416	21,628	24,788
Anti-FcRn franchise—rheumatology diseases	14,706	—	14,706
Anti-FcRn franchise—other clinical and nonclinical	19,992	26,616	(6,624)
Brepocitinib	32,051	26,927	5,124
Mosliciguat	13,865	2,246	11,619
Namilumab	10,994	9,913	1,081
RVT-2001	1,908	9,458	(7,550)
RVT-3101	—	35,129	(35,129)
Other development and discovery programs	30,849	29,896	953
Total program-specific costs	243,715	190,999	52,716

Unallocated internal costs:
Share-based compensation	30,128	22,639	7,489
Personnel-related expenses	103,414	90,978	12,436
Other expenses	27,918	27,738	180
Total research and development expenses	$405,175	$332,354	$72,821
(1)	Certain prior year amounts have been reclassified to conform to current year presentation.

Research and development expenses increased by $72.8 million to $405.2 million for the nine months ended December 31, 2024, compared to $332.4 million for the nine months ended December 31, 2023. This increase was primarily driven by increases in program-specific costs of $52.7 million, personnel-related expenses of $12.4 million, and share-based compensation of $7.5 million.

Within program-specific costs, the increase of $52.7 million was primarily driven by increases in expense of $76.6 million related to the anti-FcRn franchise and $11.6 million related to mosliciguat as a result of its acquisition during the nine months ended December 31, 2023. These increases were partially offset by a decrease in expense of $35.1 million related to RVT-3101, which was sold to Roche in December 2023.

Acquired in-process research and development expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Acquired in-process research and development	$—	$—	$—	$—	$26,450	$(26,450)

Acquired in-process research and development expenses were $26.5 million for the nine months ended December 31, 2023 due to $14.0 million of consideration relating to the asset acquisition of mosliciguat completed by our wholly-owned subsidiary, Pulmovant, and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

General and administrative expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
General and administrative	$141,545	$128,172	$13,373	$444,318	$308,030	$136,288

General and administrative expenses increased by $13.4 million to $141.5 million for the three months ended December 31, 2024, compared to $128.2 million for the three months ended December 31, 2023. This increase largely resulted from an increase in share-based compensation expense of $25.0 million, primarily due to the long-term equity incentive awards granted in July 2024 pursuant to the 2024 Senior Executive Compensation Program. This increase was partially offset by a decrease in personnel-related expenses of $15.9 million, primarily due to higher expense in the three months ended December 31, 2023 related to a special one-time cash retention bonus award granted to employees, following approval in December 2023.

General and administrative expenses increased by $136.3 million to $444.3 million for the nine months ended December 31, 2024, compared to $308.0 million for the nine months ended December 31, 2023. This increase was primarily due to an increase in personnel-related expenses of $79.0 million, which largely resulted from the one-time cash retention awards approved in July 2024 pursuant to the 2024 Senior Executive Compensation Program. The increase was also driven by an increase in share-based compensation expense of $44.8 million, primarily due to the long-term equity incentive awards granted in July 2024 pursuant to the 2024 Senior Executive Compensation Program.

Gain on sale of Telavant net assets

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on sale of Telavant net assets	$—	$5,348,410	$(5,348,410)	$110,387	$5,348,410	$(5,238,023)

Gain on sale of Telavant net assets was approximately $5.3 billion for the three months ended December 31, 2023 and resulted from the sale of our entire equity interest in Telavant to Roche in December 2023. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information.

Gain on sale of Telavant net assets decreased by $5.2 billion to $110.4 million for the nine months ended December 31, 2024, compared to $5.3 billion for the nine months ended December 31, 2023. The gain for the nine months ended December 31, 2024 resulted from the achievement of a one-time milestone in June 2024. The gain for the nine months ended December 31, 2023 resulted from the sale of our entire equity interest in Telavant to Roche in December 2023. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information.

Change in fair value of investments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$21,314	$10,467	$10,847	$(42,287)	$63,880	$(106,167)

Change in fair value of investments were unrealized losses of $21.3 million and $10.5 million for the three months ended December 31, 2024 and 2023, respectively. The change of $10.8 million was primarily driven by changes in the public share price of Arbutus and in the fair value of our investment in Datavant.

Change in fair value of investments was an unrealized gain of $42.3 million and an unrealized loss of $63.9 million for the nine months ended December 31, 2024 and 2023, respectively. The change of $106.2 million was primarily driven by changes in the public share price of Arbutus and in the fair value of our investment in Datavant.

Change in fair value of liability instruments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Change in fair value of liability instruments	$(2,147)	$(2,492)	$345	$(1,632)	$49,475	$(51,107)

Change in fair value of liability instruments were gains of $2.1 million and $1.6 million for the three and nine months ended December 31, 2024, respectively. Change in fair value of liability instruments was not significant in either period presented.

Change in fair value of liability instruments was a gain of $2.5 million and a loss of $49.5 million for the three and nine months ended December 31, 2023, respectively. Change in fair value of liability instruments for the three months ended December 31, 2023 primarily consisted of a gain of $2.8 million relating to the earn-out share liabilities issued as part of the Business Combination. Change in in fair value of liability instruments for the nine months ended December 31, 2023 primarily consisted of a loss of $48.9 million relating to the warrant and earn-out share liabilities issued as part of the Business Combination.

Gain on deconsolidation of subsidiaries

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Gain on deconsolidation of subsidiaries	$—	$—	$—	$—	$(17,354)	$17,354

Gain on deconsolidation of subsidiaries was $17.4 million for the nine months ended December 31, 2023 and resulted from the deconsolidation of VantAI Holdings, Inc. in July 2023 and Proteovant Sciences Inc. in August 2023.

Interest income

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Interest income	$(61,851)	$(31,953)	$(29,898)	$(203,751)	$(62,967)	$(140,784)

Interest income increased by $29.9 million to $61.9 million for the three months ended December 31, 2024, compared to $32.0 million for the three months ended December 31, 2023. The increase is primarily due to higher cash balances in our interest-bearing cash accounts.

Interest income increased by $140.8 million to $203.8 million for the nine months ended December 31, 2024, compared to $63.0 million for the nine months ended December 31, 2023. The increase is primarily due to higher cash balances in our interest-bearing cash accounts and higher interest rates.

Income tax (benefit) expense

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(25,568)	$22,365	$(47,933)	$(1,147)	$27,276	$(28,423)

Income tax (benefit) expense changed by $47.9 million to a benefit of $25.6 million for the three months ended December 31, 2024, compared to an expense of $22.4 million for the three months ended December 31, 2023. The change is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods. As disclosed, the tax expense for the three months ended December 31, 2023 was impacted by the gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax.

Income tax (benefit) expense changed by $28.4 million to a benefit of $1.1 million for the nine months ended December 31, 2024, compared to an expense of $27.3 million for the nine months ended December 31, 2023. The change is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods. As disclosed, the tax expense for the nine months ended December 31, 2023 was impacted by the gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax.

Income (loss) from discontinued operations, net of tax

	Three Months Ended December 31,			Nine Months Ended December 31,
	2024	2023	Change	2024	2023	Change
	(in thousands)			(in thousands)
Income (loss) from discontinued operations, net of tax	$327,020	$(58,515)	$385,535	$373,030	$(227,609)	$600,639

Income from discontinued operations, net of tax was $327.0 million and $373.0 million for the three and nine months ended December 31, 2024, respectively, and reflects the gain on sale of subsidiary interests resulting from the sale of our entire equity interest in our majority-owned subsidiary, Dermavant, to Organon in October 2024, partially offset by Dermavant’s net losses. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Losses from discontinued operations, net of tax were $58.5 million and $227.6 million for the three and nine months ended December 31, 2023, respectively. These amounts represent the financial results of Dermavant. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Liquidity and Capital Resources

For the nine months ended December 31, 2024 and 2023, we incurred a net loss from continuing operations of $477.4 million and had net income from continuing operations of approximately $4.6 billion, respectively. As of December 31, 2024, we had cash, cash equivalents and marketable securities of approximately $5.1 billion and our retained earnings was $460.4 million. Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

On October 28, 2024, we completed the sale of our entire equity interest in our majority-owned subsidiary, Dermavant, to Organon.

Pursuant to the Merger Agreement, Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis (the “AD Approval Milestone”) and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts with respect to the Product, each less than or equal to $1.0 billion.  Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are subject to certain post-closing adjustments and are payable to all of Dermavant’s equity holders, including holders of restricted stock units, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by us, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, we are entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. We received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction, subject to certain post-closing adjustments that are still being finalized. The AD Approval Milestone was achieved in December 2024, and the Company received payment of the $75.0 million AD Approval Milestone in January 2025, pursuant to the terms of the Merger Agreement.

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

Share Repurchase Program

Our board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, we entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 29,775,634 shares were made in open market transactions under the share repurchase program during the nine months ended December 31, 2024 for an aggregate purchase price of approximately $349.4 million.

Liquidity Requirements

Our short-term and long-term liquidity requirements as of December 31, 2024 included:

•
obligations under our leases. Refer to Note 13, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2024 for further information regarding our lease commitments. In September 2024, our subsidiary, Roivant Sciences, Inc. (“RSI”), entered into a lease agreement with One Penn Plaza LLC for office space in New York, NY to serve as the future U.S. corporate headquarters of RSI (the “One Penn Lease”). The One Penn Lease commenced in December 2024 and will expire in August 2041. The lease contains an option to early terminate in August 2036 and an option to extend the term for one additional period of 5 years or 10 years at then-market rates in August 2041. The options to early terminate or extend the lease term were not included in the lease term as it was not reasonably certain that they would be exercised at lease commencement. The approximate net future minimum obligation under this lease is $113.2 million. The lease is classified as an operating lease and includes a period of free rent and tenant improvement incentives. Upon lease commencement, we recognized an operating right-of-use asset and lease liability of approximately $49.1 million, net of lease incentives received.

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement (“PSA”) entered into between Immunovant and Samsung pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of December 31, 2024, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million.

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

Cash Flows

The following table sets forth a summary of our cash flows for the nine months ended December 31, 2024 and 2023:

	Nine Months Ended December 31,
	2024	2023
	(in thousands)
Net cash used in operating activities	$(666,886)	$(656,811)
Net cash (used in) provided by investing activities	$(2,840,485)	$5,196,695
Net cash (used in) provided by financing activities	$(1,042,641)	$451,988

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the nine months ended December 31, 2024, cash used in operating activities increased by $10.1 million to $666.9 million compared to $656.8 million for the nine months ended December 31, 2023.

Investing Activities

For the nine months ended December 31, 2024 and 2023, cash flow from investing activities changed by approximately $8.0 billion to net cash used in investing activities of approximately $2.8 billion for the nine months ended December 31, 2024 from net cash provided by investing activities of approximately $5.2 billion for the nine months ended December 31, 2023. This change in cash flow is primarily due to purchases of marketable securities, partially offset by maturities, during the nine months ended December 31, 2024 and the proceeds received upon closing of the Roche Transaction during the nine months ended December 31, 2023.

Financing Activities

For the nine months ended December 31, 2024 and 2023, cash flow from financing activities changed by approximately $1.5 billion to net cash used in financing activities of approximately $1.0 billion for the  nine months ended December 31, 2024 from net cash provided by financing activities of $452.0 million for the nine months ended December 31, 2023. During the nine months ended December 31, 2024, net cash used in financing activities was primarily due to the repurchase of $997.8 million of our common shares during the nine months ended December 31, 2024. During the nine months ended December 31, 2023, net proceeds were primarily generated by the issuance of common shares of our majority-owned subsidiary Immunovant as well as the issuance of our common shares pursuant to purchase and sale agreements entered into with certain institutional investors.

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

Interest Rate Risk

As of December 31, 2024, we had cash, cash equivalents, restricted cash and marketable securities of approximately $5.2 billion. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, an immediate hypothetical 10% change in interest rates would not have a material effect on our liquidity.

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

Equity Price Risk

As of December 31, 2024, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 20% increase or decrease in our investments in Arbutus and Datavant would have increased or decreased their fair value as of December 31, 2024 by approximately $58 million.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2024, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates for the foreseeable future. We cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of December 31, 2024, we had cash, cash equivalents and marketable securities of approximately $5.1 billion and retained earnings of approximately $460.4 million.

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

Because we have finite financial and management resources, we must make challenging decisions regarding the allocation of capital and personnel across our businesses. We face certain risks associated with these decisions and may fail to capitalize on viable commercial product candidates or profitable market opportunities. For example, we may decide not to pursue a particular in-licensing or acquisition opportunity, or a potential target indication for a product candidate, that later proves to have greater commercial potential than our current and planned development programs and product candidates. Similarly, our management’s attention to one product candidate may divert their attention from another opportunity that ultimately might have proven more successful. Our spending on current and future research and development programs and other future product candidates may not yield any commercially viable future product candidates. If we do not accurately evaluate the commercial potential or target market for a particular product candidate, we may relinquish valuable rights to that product candidate through collaboration, licensing or other royalty arrangements in cases in which it would have been more advantageous for us to retain sole development and commercialization rights to such future product candidate.

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

In addition, a single or limited number of the Vants may, now or in the future, comprise a large proportion of our value. Similarly, in the future, a large proportion of our consolidated revenues could be derived from one or a small number of Vants. Any adverse development at a key Vant, including the loss of key members of management, the termination of a key license agreement or other loss of the intellectual property underlying a product candidate or the failure of a clinical trial for a product candidate under development at the Vant, could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects.

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

For example, in October 2024 we completed the Dermavant Transaction, the consideration for which consisted of an upfront payment of $183.6 million and the AD Approval Milestone Payment of $75 million upon FDA approval of VTAMA for the treatment of atopic dermatitis. We received the AD Approval Milestone in January 2025. In addition, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) and tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. There can be no assurance that we will receive any of the future milestone or royalty payments owed in connection with the Dermavant Transaction, or that the proceeds from the Dermavant Transaction will exceed the profits that we could have generated if we had continued to own and operate Dermavant as one of our Vants. For more information on the Dermavant Transaction, please refer to Note 6—Discontinued Operations to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of December 31, 2024, we had cash, cash equivalents and marketable securities of approximately $5.1 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general market conditions, volatility in the capital markets and the other risks described herein.

We may also decide to return capital to shareholders through one or a combination of public or private share repurchases, or the issuance of cash dividends on our common shares. As previously disclosed, our board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses) (the “2024 Repurchase Program”). In April 2024, pursuant to the 2024 Share Repurchase Program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million (the “Sumitomo Repurchase”). In the aggregate, inclusive of the Sumitomo Repurchase, during the three and nine months ended December 31, 2024, we repurchased 20,269,486 and 101,504,919 common shares, respectively, for approximately $237.5 million and approximately $1.0 billion, respectively, including 478,202 common shares which were repurchased on December 31, 2024 with a settlement date of January 2, 2025.

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

We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Accordingly, we rely on third parties to produce commercial and clinical supplies of our product candidates. Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies, clinical trials, research and development activities and, following approval, commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals were recently enacted or are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the U.S. on foreign supply chains and manufacturing; this may include the imposition of tariffs on foreign-manufactured products that we procure. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

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

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate. Approval by the FDA and comparable non-U.S. regulatory authorities is lengthy and unpredictable, and depends upon numerous factors, including substantial discretion of the regulatory authorities. Approval policies, regulations, or the type and amount of nonclinical or clinical data necessary to gain approval may change during the course of a product candidate’s development and may vary among jurisdictions, which may cause delays in the approval or the decision not to approve an application. Further, workforce reductions at FDA and comparable non-U.S. regulatory authorities may inhibit their ability to timely review and approve product candidates resulting in delays. Following the completion of the Dermavant Transaction in October 2024, we no longer have any approved products in the U.S. or any other jurisdiction and there can be no assurance that we will be successful in obtaining regulatory approval in the U.S. and other jurisdictions for any of our product candidates. In addition, we cannot be certain that any product candidates that receive regulatory approval will be successfully commercialized.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has largely completed an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter and that the FDA is otherwise exercising its new authorities. The FDA has also been issuing guidance documents regarding the accelerated approval pathway. At this time, it is not clear what impact, if any, these developments may have on our business, financial condition results of operations or prospects.

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

In April 2023, as part of the EU Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the EU pharmaceutical legislation (which will not apply in the U.K.). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before the end of 2025 at the earliest and it will start to apply 18 months after the entry in force.

On June 23, 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which EU pharmaceutical law remained applicable in the United Kingdom. However, this ended on December 31, 2020. On December 30, 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement which includes an agreement on free trade between the two parties, although provides minimal provisions on medicinal products. Since that time, Great Britain operated a separate regulatory regime for medicinal products, although Northern Ireland continued to follow EU law. Further, on March 24, 2023, an agreement was reached by the U.K. and EU (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which has applied from January 1, 2025. This seeks to simplify the supply of medicines between Great Britain and Northern Ireland and means EU legislation does not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from EU Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from EU legislation. This continues to impact regulatory requirements for medicinal products and devices in the United Kingdom. The MHRA has published detailed guidance for industry and organizations on the position in the United Kingdom, and continues to update this as the United Kingdom’s regulatory position on medicinal products and medical devices evolves. There are also a number of ongoing consultations on the future legislation in the U.K., in particular in relation to the clinical trials and medical devices frameworks in the UK.

From January 1, 2021, a separate process for orphan drug designation has applied in Great Britain. There is no pre-marketing authorization orphan designation step required (as there is in the EEA), and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to the U.K. only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the U.K.). Following the application of the Windsor Agreement on January 1, 2025, orphan products will cover the whole of the U.K.

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

•
the Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearinghouses, and most healthcare providers (collectively, “covered entities”), and such covered entities’ “business associates,” defined as independent contractors or agents of covered entities that create, receive or obtain personally identifiable health information in connection with providing a service for or on behalf of the covered entity;

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

The U.S. and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities for our product candidates, affect our ability to profitably sell our product candidates following regulatory approval and prevent or delay marketing approval of our product candidates. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labelling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Additionally, the Trump Administration may pursue new or different drug pricing, trade, social, and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, within his initial days in office, President Trump issued an executive order repealing former President Biden’s executive order 14087, which directed the Centers for Medicare and Medicaid Services (“CMS”) Center for Medicare and Medicaid Innovation to test new payment models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. Additionally, President Trump also took executive action to end diversity, equity, and inclusion initiatives among public-sector contractors and grantees. Some of these policy changes may be subject to litigation, increasing the uncertainty of their effects on our business.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Notably, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), the implementation and scope of which is subject to change through ongoing and future regulatory processes and rulemaking, and which could result in additional rebate payments for certain products, adversely affect the pricing of healthcare products and services in the U.S. and implement price limitations or otherwise restrict the amount of reimbursement available from governmental agencies or third-party payors. In addition, the IRA includes provisions that generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. The impact of the IRA on research and development, the pharmaceutical supply chain and other aspects of our business and industry remains uncertain and difficult to predict. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. Over time, the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access. However, the degree of impact that the IRA will ultimately have upon our business remains unclear at this time.

There also have been and continue to be a number of other federal and state legislative and regulatory initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, as discussed in detail above, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

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

On December 31, 2020, CMS enacted a final rule that, among other things, expanded the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On September 26, 2024, CMS published a Medicaid Drug Rebate Program final rule, which, among other things, amends the definitions of a “covered outpatient drug,” adds regulations and penalties for drug product misclassifications, including failure to report pricing and product information in a timely manner, and limits the period for manufacturers to initiate disputes concerning state-invoiced utilization data. These changes have generally taken effect since November 2024 and could significantly increase manufacturer rebate liability, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny.

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

In the EU, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates following regulatory approval. In addition to continuing pressure on prices and cost containment measures, legislative developments in the EU or the EU Member States may harm our ability to profitably sell our product candidates following regulatory approval. The delivery of healthcare in the EU, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national EU Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the U.K. where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the U.K. there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap, and also imposes different payment rates for newer or older medicines. Similarly, provisions are being introduced into the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, and will lead to higher rebates than previously. In markets outside of the U.S., EU and U.K., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to successfully commercialize our product candidates following regulatory approval.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We expect to face competition in the U.S. for our product candidates from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act (“MMA”) contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, a July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that FDA must grant before any importation may take place. In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary. If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our product candidates following regulatory approval. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our product candidates following regulatory approval and adversely affect our future revenues and prospects for profitability.

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

Our computer systems, as well as those of various third parties on which we presently rely, or may rely on in the future, including our CROs and other contractors, consultants, and law and accounting firms, may sustain damage from or otherwise be subject to computer viruses, unauthorized access, data breaches, phishing attacks, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war and telecommunication and electrical failures. Such information technology systems are additionally vulnerable to security breaches from inadvertent or intentional actions by our employees, third-party vendors, contractors, consultants, business partners, and/or other third parties. Any of the foregoing may compromise our system infrastructure, or that of our third-party vendors and other contractors and consultants, or lead to data leakage. The risks of a security breach or disruption, particularly through cyber-attacks or cyber intrusion, including by traditional computer “hackers,” threat actors, personnel (such as through theft or misuse), sophisticated nation-state and nation-state-supported actors, sovereign governments and cyber terrorists, have generally increased over time, including for geopolitical reasons and in conjunction with military conflicts and defense activities, along with the number, intensity and sophistication of attempted attacks and intrusions from around the world. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including cyber-attacks that could materially disrupt our systems and operations, supply chain and ability to produce, sell and distribute our product candidates. Under the Trump Administration, there may be an increased risk of cybersecurity attacks due to potential destabilizing of U.S. foreign relations, including cybersecurity attacks perpetrated in response to new U.S. protectionist economic measures. Any increase in such attacks on us or our third-party vendors or other systems could adversely affect our network systems or other operations.

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

We are subject to data privacy and protection laws and regulations governing the collection, transmission, storage and use of personally-identifying information, which among other things, impose requirements relating to the privacy, security, transmission and disposal of such information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. Any failure by us, our subsidiaries or affiliates, or vendors acting on our behalf to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects.

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with entities (including clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Congress is considering, and many U.S. states have enacted (as discussed further below), legislation to regulate the collection, use, and disclosure of personal health information by entities not subject to the HIPAA privacy and security regulations. Such legislation requires us to invest in compliance resources and creates liability risks for us.

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

As noted, an increasing number of U.S. states in which we operate have laws that protect the privacy and security of personal information. These state laws vary in scope and substance, which complicates compliance efforts. For example, the California Confidentiality of Medical Information Act (the “CMIA”), a statute that expressly applies to pharmaceutical companies (as well as companies that provide certain technologies for processing personal health information), imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires the company to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which apply broadly to entities collecting personal health information either within the state or about residents of the state, generally require consent for the collection and use of such information, as well as a separate consent for sharing any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

In addition, approximately 20 states have enacted more broadly applicable consumer privacy laws, which apply not only to personal health information but also many other forms of information. These laws, including the California Consumer Privacy Act of 2018 (“CCPA”), typically require us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to opt out of the sale or sharing of their personal information for targeted advertising, as well as the right to limit the use and disclosure of their “sensitive” (including health) personal information other than for specified purposes. Other state laws, like the Washington State and Nevada statutes, prohibit the use or sharing of sensitive personal information, with limited exceptions, without an “opt-in” consent. Most of the broadly applicable state privacy laws are enforceable only by state authorities, but the CCPA provides a private right of action for data security breaches that result in the compromise of certain sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency have authority to implement and enforce the CCPA.

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

If we or our third-party service providers are unable to properly protect the privacy and security of personal information or other confidential data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, EU Data Protection Authorities, and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the U.S., the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

In February 2022, Roivant’s subsidiary, Genevant Sciences GmbH (“Genevant GmbH”), and Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. In February 2024, the court held a claim construction hearing on disputed terms within the claims of the asserted patents. On April 3, 2024, the court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with Genevant GmbH and Arbutus’ position on most of the disputed claim terms. Fact discovery in the Moderna Action has been completed; expert discovery is on-going. A trial date has been set for September 2025.

Separately, in April 2023, Genevant GmbH and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). In July 2023, Pfizer and BioNTech filed an answer. The court held a claim construction hearing in the Pfizer Action in December 2024. The court has not provided guidance for the timing of its ruling in the claim construction ruling, which could potentially be as soon as the first half of this calendar year.

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

Issuer Purchases of Equity Securities

During the three and nine months ended December 31, 2024, we repurchased 20,269,486 and 101,504,919 common shares, respectively, for $237.5 million and $1.0 billion, respectively, including 478,202 common shares which were repurchased on December 31, 2024 with a settlement date of January 2, 2025. As of December 31, 2024, we were authorized to repurchase up to $497.2 million of our common shares.

The following table summarizes our common share repurchase transactions for the three months ended December 31, 2024:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Program(2)
				(in millions)
October 1 – 31, 2024	7,900,605	$11.54	7,900,605	$643.5
November 1 – 30, 2024	5,876,062	$11.78	5,876,062	$574.3
December 1 – 31, 2024	6,492,819	$11.88	6,492,819	$497.2
Total	20,269,486		20,269,486

(1)
The total number of common shares purchased set forth in this column is based on the trade date of the repurchase transaction (not the settlement date of the repurchase transaction), including 478,202 common shares which were repurchased on December 31, 2024 with a settlement date of January 2, 2025.

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

*
In addition to the repurchase transactions set forth above, during the nine months ended December 31, 2024, we withheld 2,619,576 common shares associated with net share settlements to cover (i) tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs and CVARs, and (ii) the payment of the exercise price of certain stock options.

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

Dated: February 10, 2025	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory