Form 10-K
period 2025-03-31
Roivant Sciences Ltd.
filed 2025-05-29
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended March 31, 2025
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or Section 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.
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

As of September 30, 2024 (the last business day of the registrant’s most recently completed second fiscal quarter), the aggregate market value of the registrant’s common shares, par value $0.0000000341740141 per share (the “common shares”), held by non-affiliates of the registrant was approximately $8.1 billion, based on the closing price of the common shares on The Nasdaq Global Select Market on September 30, 2024 of $11.54 per share.

As of May 21, 2025 there were 679,806,070 common shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Specified portions of the registrant’s proxy statement to be issued in conjunction with the registrant’s 2025 Annual Meeting of Shareholders, which is expected to be filed not later than 120 days after the registrant’s fiscal year ended March 31, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s proxy statement shall not be deemed to be a part of this Annual Report on Form 10-K.

i

Summary Risk Factors

You should consider carefully the risks described under “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates, as the context requires. A summary of the risks that could materially and adversely affect our business, financial condition, operating results and prospects include the following:

Risks Related to Our Business and Industry

•
Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future prospects.

•
We may not be successful in our efforts to acquire or in-license new product candidates, and newly acquired or in-licensed product candidates may not perform as expected in clinical trials or be successful in eventually achieving marketing approvals.

•	We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments related to our product candidates.

•	We face risks associated with acquisitions, divestitures and other strategic transactions.

•	We face risks associated with the use of our cash, cash equivalents and marketable securities.

•	We are exposed to risks related to our significant holdings of cash, cash equivalents and marketable securities.

•
While we do not have a need for additional capital under our current operating plans as a result of our current cash position, we may in the future require additional capital to fund our operations. In that case, if we fail to obtain necessary financing when needed, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates following regulatory approval and continue to pursue our drug discovery efforts.

•	Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

•	Our drug discovery efforts may not be successful in identifying new product candidates.

•	Unfavorable, uncertain and rapidly changing global and regional economic, political and public health conditions could adversely affect our business, financial condition or results of operations.

•
Inadequate funding for the FDA, U.S. Patent and Trademark Office (“USPTO”), SEC or other government agencies could hinder, delay or result in the suspension of, those agencies’ operations, which could harm our business.

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

•
Interim, preliminary or top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

•	Changes in methods of product manufacturing or formulation may result in additional costs or delays.

•
Obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or another regulatory authority may delay, limit or deny approval. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized. If we are unable to obtain regulatory approval in one or more jurisdictions for any product candidate, our business will be substantially harmed.

•
Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.

•
Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance following regulatory approval or result in significant negative consequences.

•
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

•
We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, it may harm our business.

•
We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our product candidates. Any failure by these third parties to perform as expected could have a material adverse effect on our business.

•
We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

•	The use of artificial intelligence (“AI”) could expose us to liability or adversely affect our business.

•
If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

•
If the patent applications we own or have in-licensed with respect to our product candidates fail to issue, if their validity, patentability, enforceability, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our product candidates following regulatory approval. Any such outcome could have a materially adverse effect on our business.

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

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:

•	our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization;

•	our ability to acquire or in-license new product candidates;

•	the allocation of capital and personnel across our businesses;

•	our Vant structure;

•	potential future payments we may owe in connection wth our product candidates;

•	acquisitions, divestitures and other strategic transactions;

•	the use of our cash, cash equivalents and marketable securities;

•	the potential future need for additional capital to fund our operations;

•	clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;

•	unfavorable, uncertain and rapidly changing global and regional economic, political and public health conditions;

•	the fact that designing and implement clinical trials and preclinical studies is very expensive, time-consuming and difficult;

•	difficulties we may encounter enrolling and retaining patients in clinical trials, which could adversely affect or otherwise delay clinical development activities;

•	the results of our preclinical studies and clinical trials not supporting our proposed claims for a product candidate or regulatory approval;

•	interim, preliminary or top-line data from our clinical trials changing as more data become available or data being delayed due to audit or verification procedures;

•	changes in product candidate manufacturing or formulation that could result in additional costs or delays;

•	the fact that obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process and the FDA or another regulatory authority may delay, limit or deny approval;

•	the failure of our clinical trials to demonstrate substantial evidence of the safety and efficacy of our product candidates;

•
undesirable side effects caused by our product candidates that halt their clinical development, delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance or result in negative consequences;

•	our inability to obtain regulatory approval for a product candidate in certain jurisdictions, even if we are able to obtain approval in certain other jurisdictions;

•
the failure of any third-party we rely upon to conduct, supervise and monitor our clinical trials to perform in a satisfactory manner or to comply with applicable legal, regulatory or other requirements;

•	our reliance on third parties to produce clinical and commercial supplies of our product candidates;

•	our dependence on key personnel and our ability to attract, motivate and retain highly qualified personnel;

•	the potential that our use of AI could expose us to liability;

•	our ability to obtain and maintain patent and other intellectual property protection for our technology and product candidates;

•
the failure to issue (or the threatening of their validity, patentability, enforceability, breadth or strength of protection) or provide meaningful exclusivity for our product candidates of our patent applications that we own or have in-licensed;

•	the inadequacy of patent terms and their scope to protect our competitive position;

•	the fact that our largest shareholders own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•	dilution of ownership caused by future sales and issuances of our or the Vant’s equity securities or rights to purchase equity securities;

•	future sales, or the perception of future sales, of our common shares by us or our existing shareholders, and the impact thereof on the price of our common shares;

•	the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business or competitive factors; and

•	any other risks and uncertainties, including those described under Part I, Item 1A. “Risk Factors.”

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

v

Investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com/), SEC filings, webcasts, press releases and conference calls. We use these mediums, including our website, to communicate with our shareholders and the public about our company, our product candidates and other matters. It is possible that the information that we make available may be deemed to be material information. We therefore encourage investors and others interested in our company to review the information that we make available on our website. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Annual Report on Form 10-K, and you should not consider information on our website to be part of this Annual Report on Form 10-K.

Industry and Market Data

We obtained the industry and market data included in this Annual Report on Form 10-K from our own research as well as from industry and general publications, surveys and studies conducted by third parties. Industry and general publications, studies and surveys generally state that the information contained therein has been obtained from sources believed to be reliable, but the accuracy and completeness of such information is not guaranteed. These third parties may, in the future, alter the manner in which they conduct surveys and studies regarding the markets in which we operate our business. As a result, you should carefully consider the inherent risks and uncertainties associated with the industry and market data contained in this Annual Report on Form 10-K, including those discussed in Part I, Item 1A. “Risk Factors.”

PART I

ITEM 1.	BUSINESS

   References to “Roivant,” the “Company,” “we,” “us” or “our” in the following section refer to Roivant Sciences Ltd. and its consolidated subsidiaries, unless the context otherwise requires.

    Overview

Roivant is a biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Roivant’s pipeline includes brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 in development for the treatment of dermatomyositis, non-infectious uveitis and cutaneous sarcoidosis; IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting FcRn in development across several IgG-mediated autoimmune indications; and mosliciguat, an inhaled sGC activator in development for pulmonary hypertension associated with interstitial lung disease. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

The following table summarizes selected product candidates from our pipeline.

Product Candidate	Indication	Vant	Modality	Phase
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 2
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Sjögren’s Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Cutaneous Lupus Erythmatosus	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2

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

The Vant model unlocks key strategic advantages for Roivant and, we believe, ultimately enables us to develop transformative medicines for diseases for which there are no approved therapies or where the current standard of care treatment has significant limitations faster than our competitors. We believe we are uniquely positioned to accomplish this by:

•
Leveraging our business development expertise to identify and in-license promising drug candidates: We assembled our product candidate pipeline by leveraging our business development expertise and vast network of industry relationships to relentlessly pursue opportunities to in-license or acquire programs where we believe we can deliver successful outcomes on accelerated timelines. Our pipeline expansion has been enabled by our strong track record of rapid and high-quality execution, as well as our ability to maintain a robust balance sheet to fund programs through development.

•
Creating nimble, entrepreneurial Vants: Vants operate similarly to independent biotechnology companies where each management team is focused on its respective mission and is economically incentivized to maximize value through Vant-specific equity grants. Each of our Vant teams is built with deep relevant expertise to ensure successful execution of its particular development strategy. The Vant model is designed to facilitate rapid decision making and calculated risk taking, by empowering, aligning and incentivizing Vant teams around the outcomes of their specific product candidates.

•
Allocating capital to maximize R&D efficiency: We apply an objective, rigorous decision-making framework across the drug development process designed to ensure resources and capital are continuously directed towards programs we believe have the highest probability of success and away from those that fail to meet our rigorous internal hurdles. We centralize capital allocation decisions at the Roivant level, while distributing operational decisions to the Vants, allowing us to strategically deploy capital in high growth areas, regardless of potentially competing operational priorities.

•
Maintaining a diversified pipeline with various risk profiles: We have built a broad and differentiated pipeline that includes several drug candidates across different therapeutic areas, phases of development, modalities and geographies. This approach limits our exposure to concentrated scientific and biological risks and allows us to pursue multiple innovative hypotheses across our portfolio as we seek to develop therapies for patient populations with high unmet need.

•
Designing creative “win-win” deal structures: We structure our partnerships to balance risk and the potential for future value creation. We ensure a significant proportion of near-term expenses go toward development, allowing us to stage our investment and align incentives as well as limit losses in the event of a setback. Our scale and proven track record of developing successful product candidates assures partners we are uniquely capable of maximizing value for patients and investors.

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

The structural advantages of the Vant model combined with our “force of will” culture and investor mindset have enabled us to achieve an impressive track record: Since Roivant’s founding in 2014, we have received 8 FDA approvals and completed 12 large registrational Phase 3 studies – the last 11 of which have yielded positive data (inclusive of approvals and Phase 3 studies from Vants transferred to Sumitomo Pharma and at Dermavant, which was acquired by Organon in October 2024 (the “Dermavant Transaction”)).

Key Business Highlights for the Fiscal Year Ended March 31, 2025

•	Roivant

•
Announced the completion of the sale of Dermavant to Organon for aggregate consideration of up to approximately $1.2 billion, including an upfront payment of $175 million received at closing in October 2024, a $75 million milestone payment for FDA approval of VTAMA for the treatment of atopic dermatitis, received by Roivant in January 2025, and up to $950 million payable upon the achievement of certain commercial milestones. In addition, Organon will pay tiered royalties on net sales of VTAMA. Roivant did not retain any Dermavant liabilities or obligations post-closing.

•	In the fiscal year ended March 31, 2025, Roivant repurchased a total of 128 million common shares for $1.3 billion. Common shares outstanding at March 31, 2025 were reduced by 14% from March 31, 2024.

•	Brepocitinib

•
Reported positive results in the Phase 2 NEPTUNE study of once-daily oral brepocitinib in non-infectious uveitis (“NIU”). Brepocitinib demonstrated potential best-in-indication results on median time to treatment failure, the registrational endpoint, showing greater than 12 months for the 45 mg dose arm (not measurable because there was only a 35% treatment failure rate at the end of the 12 month treatment period) and 9.3 months for the 15 mg dose arm. Meaningful improvements in other important measurements including retinal vascular leakage and prevention and treatment of macular edema were also observed.

•	Initiated a Phase 3 program in NIU; topline data expected in the first half of calendar year 2027.

•	Initiated a Phase 2 study in cutaneous sarcoidosis (“CS”) as the third indication for brepocitinib; topline data expected in the second half of calendar year 2026.

•	Completed enrollment of ongoing Phase 3 study in dermatomyositis; topline data expected in the second half of calendar year 2025.

•	Anti-FcRn Franchise

•
Reported top-line results of our Phase 3 study of batoclimab in myasthenia gravis (“MG”), which met its primary endpoint of change in MG-ADL from baseline in AChR+ patients. The 680 mg weekly by SC injection dose set a new benchmark for magnitude of benefit with a 5.6 point mean improvement and 93% MG-ADL Response Rate. Batoclimab demonstrated strong durability of Minimal Symptom Expression (MG-ADL = 0 or 1) (“MSE”) with 75% of patients who achieved MSE on 680 mg dose by week 6 maintaining MSE status for ≥6 weeks. On the same day, we also announced the initial results from period 1 of the Phase 2b study of batoclimab in chronic inflammatory demyelinating polyneuropathy (“CIDP”) following standard of care washout, which demonstrated a mean improvement in the adjusted INCAT disability score of 1.8 across batoclimab arms and an 84% responder rate in those patients who achieved an IgG lowering greater than 70%. In both batoclimab studies, deeper IgG reductions correlated with better clinical outcomes across a range of assessments and timepoints. Batoclimab was well tolerated with no new safety signals identified.

•
Reported additional positive results from the Phase 2a trial of batoclimab in Graves’ disease. Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly by SC injection followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, participants experienced a mean IgG reduction of 77% leading to a 76% Response Rate (defined as T3 and T4 falling below the upper limit of normal without increasing the antithyroid drug (“ATD”) dose). In addition, by the end of 12 weeks of higher dose batoclimab, 56% achieved an ATD-Free Response. During Weeks 13 to 24, the lower 340 mg dose of batoclimab resulted in a mean IgG reduction of 65% (vs. 77% on 680mg dose) with a correspondingly lower responder rate of 68%. In addition, a lower ATD-Free Response Rate of 36% was also observed in the second 12 weeks. Patients who achieved at least a 70% IgG reduction at the end of the trial had nearly a threefold higher ATD-Free Response Rate than those who did not (60% vs. 23%). Batoclimab was well tolerated with no new safety signals identified.

•
Six total INDs cleared for IMVT-1402, with studies initiated in five indications: potentially registrational trials in Graves’ disease (“GD”), difficult-to-treat rheumatoid arthritis, MG and CIDP, and a proof-of-concept trial in cutaneous lupus erythematosus. We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in Sjögren’s disease and a second potentially registrational trial in GD in the summer of calendar year 2025. Results from Phase 3 trials of batoclimab in thyroid eye disease  are expected in the second half of calendar year 2025.

•	Mosliciguat

•
Announced new pipeline program mosliciguat, a potential first-in-class and best-in-category inhaled soluble guanylate cyclase (“sGC”) activator with targeted delivery to the lungs and once-daily administration. Inhaled mosliciguat is initially being developed for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”), with potential to expand to other cardiopulmonary indications including additional pulmonary hypertension groups.

•
In the Phase 1b ATMOS study (N=38) of mosliciguat following single dose inhaled administration in pulmonary hypertension (“PH”) patients, clinically meaningful mean-max reductions in pulmonary vascular resistance (“PVR”) of up to approximately 38% were observed and were sustained over the study period. These reductions represent some of the highest reductions seen in PH trials to date.

•	Initiated Phase 2 “PHocus” study of mosliciguat in approximately 120 patients with PH-ILD; topline data expected in the second half of calendar year 2026.

•	Patent Infringement Litigation

•	Continued to progress patent infringement litigation against Moderna and Pfizer/BioNTech in the United States.

•	Initiated five patent infringement enforcement actions against Moderna outside of the United States, targeting alleged infringing activities in 30 countries.

•
The court in the U.S. Moderna case has informed the parties that it plans to update the timing for the summary judgment phase and jury trial, previously scheduled for the second or third quarter of calendar year 2025 and September 2025, respectively.

•	Markman hearing held in the Pfizer/BioNTech case in December 2024, with ruling potentially to come in calendar year 2025.

Summary of Vant Milestone & Royalty Payments

The following table summarizes select potential future payment obligations from in-licensings for select product candidates.

Vant / Licensor	Product or Product Candidate	Milestones	Royalties
Priovant / Pfizer	Brepocitinib	• Mid-tens-of-millions sales milestone payment if aggregate net sales in a given year exceed a mid-hundreds-of-millions amount	• Tiered sub-teens royalty on net sales
Immunovant / HanAll	Anti-FcRn Franchise	• Up to a maximum of $420M upon the achievement of certain regulatory and sales milestone events	• Tiered mid-single-digits to mid-teens royalty on net sales
Pulmovant / Bayer	Mosliciguat	• Up to a maximum of $280M in development, regulatory and sales milestone events	• Tiered high-single-digits royalty on net sales
Genevant / Arbutus	LNP Technology	—	• Up to 20% of Royalty-Related Receipts (as defined below)

Note: The summaries above do not purport to be complete. Please refer to “—Vant License Agreements & Other Vant Agreements” and the agreements themselves, filed as exhibits to this Annual Report on Form 10-K, for more information on the terms of these agreements.

Vant Ownership

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of March 31, 2025.

	Roivant Ownership
Vant / Milestones & Royalties	Basic[1]	Fully Diluted[2]
Priovant	75%[3]	67%[3]
Immunovant	57%[4]	52%[4]
Pulmovant	100%	92%
Genevant	83%	64%
Covant	100%	91%
Psivant	48%	43%
Arbutus	20%[4]	19%[4]
Lokavant	57%	50%
VantAI	60%	49%
Datavant	†	†
VTAMA Milestones & Royalty[4]	86%[5]	81%[5]

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs, options and warrants, in each case whether vested or unvested.

3.	As of March 31, 2025, the anti-dilution protection for Pfizer’s minority ownership interest in Priovant has terminated.

4.	Denotes entities that are publicly traded.

5.
Amounts shown as of the closing of the Dermavant Transaction on October 28, 2024. At closing of the Dermavant Transaction, we received cash consideration of $183.6 million. In January 2025, we received an additional cash payment of $75.0 million upon FDA approval of VTAMA for the treatment of atopic dermatitis (the “AD Approval Milestone”). In addition to the foregoing, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. Roivant’s ownership interest in these potential future milestones and royalties consists of (i) 100% of the first $270 million in upfront, milestone and royalty payments (inclusive of the upfront payment made at closing and the AD Approval Milestone) and (ii) between 86% and 81% of subsequent milestone and royalty payments. For more information on the Dermavant Transaction, please refer to Note 6, “Discontinued Operations” to Roivant’s consolidated financial statements included in this Annual Report on Form 10-K.

†
As of March 31, 2025, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4, “Equity Method Investments” to Roivant’s consolidated financial statements included in this Annual Report on Form 10-K.

Upcoming Catalysts

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth in the table below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
Batoclimab	Immunovant	Additional data in Graves’ disease including 6-month remission data	Summer 2025
LNP platform	Genevant	Markman hearing decision in Pfizer/BioNTech case	2025*
LNP platform	Genevant	Summary judgment phase and jury trial in U.S. Moderna case	Pending*
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2H 2025
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	2H 2025
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 2 trial in cutaneous sarcoidosis	2H 2026
IMVT-1402	Immunovant	Initial results from open label period 1 of potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2026
IMVT-1402	Immunovant	Topline data from Phase 2 trial in cutaneous lupus erythematosus	2026
Brepocitinib	Priovant	Topline data from Phase 3 trials in non-infectious uveitis	1H 2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Sjögren’s disease	2028
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028

Note: References under “Expected Timing” are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. The timing of the litigation-related events noted above is subject to change, including at the discretion of the court.

* The court in the Pfizer/BioNTech case has not provided guidance for the timing of its ruling for the Markman hearing, which could potentially be in 2025. The court in the U.S. Moderna case has informed the parties that it plans to update the timing for the summary judgment phase and jury trial, previously scheduled for the second or third quarter of calendar year 2025 and September 2025, respectively.

Priovant Overview

•	Overview:

•
Priovant is developing brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1, for the treatment of dermatomyositis (“DM”), non-infectious uveitis (“NIU”), cutaneous sarcoidosis (“CS”) and other immune-mediated diseases.

•	Lead program:

•
Brepocitinib is a potentially first-in-class, orally administered, small molecule inhibitor of TYK2 and JAK1 that suppresses signaling of TYK2- and JAK1-dependent cytokines linked to autoimmune disease, including type I and type II interferon, IL-6, IL-12 and IL-23.

•	Disease overview:

•
DM is a chronic, immune-mediated disease of the skin and muscles. Patients with DM usually present with a characteristic skin rash and proximal muscle weakness, which may lead to significant functional impairment or disfigurement. Patients with DM are at a substantially increased risk of interstitial lung disease, malignancy and heart failure, contributing to an estimated 5-year mortality rate of 10-40%.

•
NIU is an immune-mediated disease of the eye. Patients with NIU usually present with eye inflammation, which can manifest as eye pain, eye redness, light sensitivity, blurred vision, reduced vision and floaters. Patients with NIU are at a substantially increased risk of blindness, contributing to approximately 10% of cases of blindness in the U.S.

•
CS is an immune-mediated disease of the skin. CS is the second-most common organ manifestation among sarcoidosis patients and can be disfiguring in cases with significant facial or body surface area involvement. Patients with CS usually present with macules, papules, plaques or nodules. Uncontrolled disease often progresses to cartilage and bone destruction and permanent deformity.

•
We estimate that there are approximately 37,000 adult DM patients, approximately 400,000 adult NIU patients, including 70,000 to 100,000 adult non-anterior NIU patients, and approximately 30,000 to 50,000 adult CS patients in the U.S.

•	Limitations of current treatments:

•
Corticosteroids, disease-modifying antirheumatic drugs (“DMARDs”) and immunosuppressants, administered alone or in combination, are traditional therapies for patients with DM, NIU and CS. Many of these therapies are associated with significant toxicities and limited efficacy.

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

•
Treatment for patients with CS follows a step-up paradigm that mirrors other inflammatory skin disease, including intralesional or high-potency topical steroids, systemic corticosteroids and TNF inhibitors, thalidomide and other off-label agents. There are currently no approved modern therapies for patients with CS.

•	Clinical data:

•
Brepocitinib has been evaluated in seven positive completed Phase 2 studies in immune-mediated diseases (alopecia areata, psoriatic arthritis, ulcerative colitis, plaque psoriasis, hidradenitis suppurativa, Crohn’s disease and non-infectious uveitis). In the six placebo-controlled studies, treatment with brepocitinib was associated with statistically significant and clinically meaningful efficacy. In the Phase 2 NEPTUNE proof-of-concept study, brepocitinib demonstrated the best time to treatment failure observed to date among active NIU studies measuring this registrational endpoint.

Study Population	N1	Brepocitinib Dose	Primary Endpoint Result	Statistical Significance

Alopecia Areata	94[2]	30 mg once daily[3]	49.18 placebo-adjusted CFB in SALT Score at week 24	P < 0.0001[4]

Psoriatic Arthritis	218	30 mg once daily	23.4% placebo-adjusted ACR20 RR at week 16	P = 0.0197

Ulcerative Colitis	167	30 mg once daily	-2.28 placebo-adjusted CFB in Mayo Score at week 8	P = 0.0005

Plaque Psoriasis	212	30 mg once daily	-10.1 placebo-adjusted CFB in PASI score at week 12	P < 0.0001

Hidradenitis Suppurativa	100	45 mg once daily[5]	18.7% placebo-adjusted HiSCR Rate at week 16	P = 0.0298[4]

Crohn’s Disease	151	60 mg once daily[6]	21.4% placebo-adjusted SES-CD 50 Rate at week 12	P = 0.0012[4]

Non-infectious Uveitis	26	45 mg once daily	29.4% Treatment Failure Rate at week 24

1.	Overall study N represents patients randomized to all brepocitinib dose levels or placebo and excludes patients randomized to other agents.

2.	Includes patients from initial 24-week study period only.

3.	60 mg once daily for 4 weeks followed by 30 mg once daily for 20 weeks.

4.	One-sided p-value (pre-specified statistical analysis).

5.	Brepocitinib 45 mg once daily was the only brepocitinib dose evaluated in this study.

6.	Brepocitinib 60 mg once daily was the only brepocitinib dose evaluated in the induction period of this study.

The non-infectious uveitis study was conducted by Priovant; all other brepocitinib studies shown here were conducted by Pfizer.

ACR20: American College of Rheumatology 20% Improvement; RR: Response Rate; CFB: Change From Baseline; PASI: Psoriasis Area and Severity Index; SALT: Severity of Alopecia Tool; HiSCR: Hidradenitis Suppurativa Clinical Response; SES-CD: Simple Endoscopic Score for Crohn’s Disease.

•
Brepocitinib’s safety database includes over 1,500 exposed participants evaluated in completed and ongoing clinical studies. In these studies, brepocitinib was generally safe and well tolerated, and rates of JAK class treatment-emergent adverse events (“TEAEs”) of interest were comparable to those observed in the development programs of approved JAK inhibitors. Collectively, these data suggest a safety profile that is similar to those of approved JAK inhibitors.

•
In the Phase 2 NEPTUNE study of once-daily oral brepocitinib in NIU, the 45 mg results represented the best Treatment Failure rates observed to date among active NIU studies measuring this endpoint. On the pre-specified primary efficacy endpoint of Treatment Failure at week 24, a composite endpoint comprising multiple measures of ocular inflammation and visual acuity, as well as discontinuation due to intercurrent events or initiation of rescue therapy, 29% of subjects receiving brepocitinib 45 mg and 44% of subjects receiving brepocitinib 15 mg met Treatment Failure criteria (lower failure rates reflect greater treatment benefit). The Treatment Failure rate from disease activity (discontinuations censored) was 18% in the brepocitinib 45 mg arm. All secondary efficacy endpoints were also positive and dose responsive, including measurements of potential benefit on prevention and treatment of uveitic macular edema. 52-Week data from the same study confirmed sustained treatment effect and tolerability. Brepocitinib was generally safe and well tolerated in the study, with no new safety and tolerability signals identified.

•
Brepocitinib has not been evaluated in DM to date. However, several FDA-approved JAK inhibitors have been clinically validated in DM patients refractory to standard-of-care therapies, as reported in more than 600 off-label case reports and in several open-label clinical trials. In addition, since DM pathobiology is driven by dysregulations in cytokines whose signaling is mediated by both TYK2 and JAK1, we believe that, with its unique dual inhibition of both TYK2 and JAK1, brepocitinib, as compared to inhibitors selective to either TYK2 or JAK1, has the potential to demonstrate superior clinical efficacy in DM.

•
Brepocitinib has not been evaluated in CS to date. However, proof-of-concept data from approximately 20 JAK-treated patients with CS have shown clinically meaningful responses. In addition, since CS pathobiology is driven by dysregulations in cytokines whose signalling is mediated by both TYK2 and JAK1, we believe brepocitinib, as compared to inhibitors selective to either TYK2 or JAK1, has the potential to demonstrate superior clinical efficacy in CS. Brepocitinib has also been observed to outperform other JAK inhibitors (cross-trial) in inflammatory skin disease, such as alopecia areata, plaque psoriasis and hidradenitis suppurativa.

•	Development plan and upcoming milestones:

•
Priovant has completed enrollment for a large randomized, controlled Phase 3 study of brepocitinib in patients with refractory dermatomyositis. This study has enrolled 241 subjects in total and will evaluate 15 mg and 30 mg of brepocitinib once-daily compared to placebo. The primary endpoint of this study is the mean Total Improvement Score, a validated myositis improvement index, at Week 52. Topline data are expected in the second half of calendar year 2025.

•	Priovant has initiated a Phase 3 program in non-infectious uveitis; topline data are expected in the first half of calendar year 2027.

•	Priovant has initiated a Phase 2 study in cutaneous sarcoidosis; topline data are expected in the second half of calendar year 2026.

The below schematics show the trial designs for the ongoing brepocitinib trials:

 DM Phase 3 Trial Design

NIU Phase 3 Trial Design

CS Phase 2 Trial Design

•	Roivant ownership:

•	As of March 31, 2025, we owned 75% of the issued and outstanding shares of Priovant (or 67% on a fully diluted basis).

Immunovant Overview

•	Overview:

•
Immunovant is developing IMVT-1402, a potentially best-in-class inhibitor of the neonatal fragment crystallizable receptor (“FcRn”), for the treatment of IgG-mediated autoimmune diseases, including Graves’ disease (“GD”), difficult-to-treat rheumatoid arthritis (“D2T RA”), Sjögren’s disease (“SjD”), myasthenia gravis (“MG”), chronic inflammatory demyelinating polyneuropathy (“CIDP”) and cutaneous lupus erythematosus (“CLE”).

•	Lead program:

•
IMVT-1402 is a fully human monoclonal antibody that inhibits FcRn and has shown deep, dose-dependent IgG reductions in a Phase 1 clinical trial in healthy adults. We expect to be able to reach approximately 80% IgG reductions with continued weekly dosing of 600 mg of IMVT-1402, offering deeper IgG reductions than observed with other competitor anti-FcRn programs. There has been consistent evidence observed across the class in over eight indications in Phase 2 and 3 trials with FcRn inhibitors that deeper IgG reductions correlate with meaningful improvements in clinical outcomes, further validated by data generated with our first-generation anti-FcRn, batoclimab, in our own Phase 2 and 3 studies. IMVT-1402 offers a potentially best-in-class profile, with potentially best-in-class efficacy given its potential to achieve best-in-class IgG reductions, a favorable route of administration with a simple subcutaneous auto-injector, and potentially favorable safety profile.

•
IMVT-1402 is being developed in several indications representing potential first-in-class and best-in-class opportunities, including GD, D2T RA and CLE, and we plan to leverage the potentially best-in-class profile of IMVT-1402 in indications where the anti-FcRn mechanism already has established a commercial presence, such as MG and CIDP. We plan to be laser-focused on clinical execution to maintain our head start in the indications listed above and to be nearly-first and best-in-class for indications such as SjD where we are close from a timing perspective to in-class competition and expect a differentiated clinical profile.

•	Disease overview:

Endocrine Diseases

•
Graves’ disease is an autoimmune disease that affects the thyroid gland. Patients with Graves’ disease develop IgG autoantibodies that bind to the thyroid-stimulating hormone receptor (“TSHR-Ab”) present on the thyroid gland, which induces increased and uncontrolled secretion of thyroid hormones, resulting in hyperthyroidism. The presence of TSHR-Ab is also involved in the pathogenesis of Graves’ ophthalmopathy (“GO”), also known as TED, which is more likely to occur in patients with Graves’ disease who have a more severe degree of hyperthyroidism, larger goiter, history of smoking, or have been treated with radioiodine (“RAI”). A conservative analysis of Inovalon claims data estimates that the prevalence of Graves’ patients is approximately 880,000 in the U.S., and further analysis suggests that there are approximately 330,000 patients who have relapsed on ATDs and who have opted not to pursue ablation.

Neurological Diseases

•
MG is a rare, chronic autoimmune disorder characterized by weakness and fatigue of voluntary muscles. MG patients develop autoantibodies that lead to an immunological attack on critical signaling receptor proteins at the junction between nerve and muscle cells, thereby inhibiting the ability of nerves to communicate properly with muscles. The prevalence of MG is estimated to be approximately 59,000 to 116,000 cases in the U.S. with 35% of patients not well-controlled on the current standard of care, representing approximately 20,000 to 35,000 patients with significant unmet medical need in the U.S.

•
CIDP is believed to be an immune-mediated neuropathy characterized by demyelination of peripheral nerves and nerve roots that is driven by pathologic, autoreactive IgG antibodies. The estimated prevalence of CIDP is approximately 58,000 patients in the U.S., with approximately 30% inadequately controlled on treatment, representing approximately 16,000 patients with significant unmet medical need in the U.S.

Rheumatology Diseases

•
RA is a chronic progressive autoimmune disease that causes inflammation in the joints and surrounding tissues. D2T RA is a subgroup of RA patients that have failed at least 3 classes of therapy. Inadequate control of the joint inflammation associated with RA may result in irreversible joint erosions. Several autoantibodies have been identified in RA, including rheumatoid factor (“RF”) and anti-citrullinated protein antibodies (“ACPA”). The estimated prevalence of severe RA in the U.S. is approximately 490,000, approximately 15% of whom are autoantibody positive with inadequate response to prior biologic or targeted synthetic disease modifying anti-rheumatic drugs (“DMARDs”), representing approximately 70,000 patients with significant unmet medical need in the U.S.

•
SjD is a chronic autoimmune disease characterized by lymphocytic infiltration of the salivary and lacrimal glands. Autoantibodies including anti-Ro/SSA and anti-La/SSB have been detected in approximately 50-70% of patients with primary SjD and play crucial roles in both the diagnosis and prognosis of the disease. The estimated prevalence of primary SjD is approximately 290,000 in the United States. It is estimated that up to 30% of primary SjD patients have moderate-to-severe disease with anti-Ro/SSA antibodies, representing approximately 90,000 SjD patients with significant unmet medical need in the U.S.

Dermatological Diseases

•
CLE is a rare, chronic skin disease characterized by skin-specific disease activity, inflammation and eventually damage. IgG autoantibodies and immune complexes are observed to play a critical role in CLE disease pathophysiology. Subacute Cutaneous LE (“SCLE”) and Chronic Cutaneous LE (“CCLE”) are subtypes of CLE with distinct skin presentation and clinical course and high unmet medical need. The estimated prevalence of SCLE and CCLE is approximately 153,000 in the U.S. Approximately 50% of these SCLE and CCLE patients do not adequately respond to first-line therapies representing approximately 75,000 patients with significant unmet medical need in the U.S.

•	Limitations of current treatments:

•
For many IgG-mediated autoimmune diseases, early-stage disease control involves corticosteroids and immunosuppressants, later progressing to intravenous immunoglobulin (“IVIg”) or plasma exchange (“PLEX”). Immunomodulatory therapies are frequently associated with significant potential risks, including the possibility of malignancy and infection. These approaches are generally limited by delayed onset of action, waning therapeutic benefit over time, and unfavorable safety profiles.

Endocrine Diseases

•
GD: There are three options available for GD: surgery, RAI and oral antithyroid drugs (“ATDs”). Rates of surgery and RAI have declined significantly in the U.S. in recent years due to associated severe potential complications. While ATDs are considered generally safe, their chronic use can be associated with hepatotoxicity, pancreatitis and bone marrow toxicity, and up to 25-30% of GD patients remain uncontrolled on ATDs.

Neurological Diseases

•
MG: Early-stage MG is symptomatically treated with acetylcholinesterase inhibitors. As the disease progresses, patients are typically treated with immunosuppressive agents such as glucocorticoids, azathioprine, mycophenolate mofetil and cyclosporine. Recently approved novel mechanism of action therapies for MG include FcRn inhibitors, which generally reduced IgG by 60-70% in their Phase 3 trials at approved doses, and complement inhibitors. We believe there is unmet need for a higher efficacy benefit and a more durable clinical responses for patients with MG.

•
CIDP: IVIg, corticosteroids and PLEX are first-line therapies in the treatment of CIDP. An anti-FcRn inhibitor has also been approved for the treatment of CIDP; however, we believe there is still meaningful room to improve on efficacy.

Rheumatology Diseases

•
D2T RA: Currently available treatments used to help control joint inflammation, damage and other manifestations of RA include a variety of conventional oral, targeted synthetic and biologic DMARDs.  D2T RA patients continue to experience active disease despite undergoing multiple lines of therapy with different mechanisms of action. For these patients, therapeutic options remain very limited, highlighting a persistent and critical unmet medical need.

•
SjD: No therapies have been approved specifically for the treatment of SjD. Therapeutic approaches for SjD include local agents for oral and ocular dryness as well as systemic treatments to address organ manifestations. There is a significant need for the development of novel treatments that target the underlying pathophysiological mechanism of this disease.

Dermatological Diseases

•
CLE: First-line therapies for CLE include photoprotection, topical steroids and broad-spectrum therapies (i.e. DMARDs, antimalarials and corticosteroids) followed by IVIG or off-label biologics. It is estimated that approximately 50% of patients are not optimally managed with or without topical steroids due to insufficient response, relapse, or risk of retinopathy following first-line antimalarials.

•	Clinical data:

•
In September and November 2023, we announced results from a Phase 1 clinical trial in healthy adults dosed with IMVT-1402. In the study’s 300 mg multiple-ascending dose (“MAD”) cohort, a statistically significant reduction of 63% from baseline in mean total IgG levels was observed after four weekly 300 mg subcutaneous doses of IMVT-1402. In the 600 mg MAD cohort, we observed a statistically significant reduction of 74% from baseline in mean total IgG levels after four weekly 600 mg subcutaneous doses of IMVT-1402. No or minimal reductions in albumin and no or minimal increases in LDL cholesterol levels were observed in healthy adults administered IMVT-1402 in either dose cohort; the changes in albumin and LDL cholesterol were similar to those observed with placebo administration. Across all doses evaluated, treatment with IMVT-1402 was generally well tolerated, with only mild or moderate treatment-emergent adverse events observed.

•
In September 2024, we reported additional positive results from the Phase 2a trial of batoclimab in Graves’ disease. Participants in the trial received 12 weeks of high dose batoclimab, 680 mg weekly by SC injection followed by 12 weeks of lower dose batoclimab, 340 mg weekly SC. At the end of the first 12 weeks, participants experienced a mean IgG reduction of 77% leading to a 76% Response Rate. In addition, by the end of 12 weeks of higher dose batoclimab, 56% achieved an ATD-Free Response. During Weeks 13 to 24, the lower 340 mg dose of batoclimab resulted in mean IgG reduction of 65% (vs. 77% on 680mg dose) with a correspondingly lower responder rate of 68%. In addition, a lower ATD-Free Response Rate of 36% was also observed in the second 12 weeks. Patients who achieved at least a 70% IgG reduction at the end of the trial had nearly a threefold higher ATD-Free Response Rate than those who did not (60% vs. 23%). Batoclimab was well tolerated with no new safety signals identified.

•
In March 2025, we announced top-line results of our Phase 3 study of batoclimab in MG, which met its primary endpoint of change in the Myasthenia Gravis Activities of Daily Living (“MG-ADL”) score from baseline in acetylcholine receptor antibody positive (“AChR+”) patients. The 680 mg weekly by SC injection dose set a new benchmark for magnitude of benefit with a 5.6 point mean improvement in MG-ADL and a 93% Response Rate (defined as a ≥ 2-point reduction in MG-ADL from baseline). Batoclimab demonstrated strong durability of Minimal Symptom Expression (MG-ADL = 0 or 1) (“MSE”) with 75% of patients who achieved MSE on 680 mg dose by week 6 maintaining MSE status for ≥ 6 weeks. On the same day, we also announced the initial results from period 1 of the Phase 2b study of batoclimab in CIDP following standard of care washout, which demonstrated a mean improvement in the adjusted inflammatory neuropathy cause and treatment (“aINCAT”) disability score of 1.8 across batoclimab arms and an 84% responder rate in those patients who achieved an IgG lowering greater than 70%. In both batoclimab studies, deeper IgG reductions correlated with better clinical outcomes across a range of assessments and timepoints. Batoclimab was well tolerated with no new safety signals identified.

•
In April 2025, we presented observations from a proof-of-principle case study evaluating IMVT-1402 in an SCLE patient over a period of 12 weeks. The participant in the case study had a baseline Cutaneous Lupus Erythematosus Disease area and Severity Index activity (“CLASI-A”) score at screening of 36, which falls into the severe range of the clinical scale. The participant received open-label weekly treatment with 600 mg of IMVT-1402 for 12 weeks and saw significant clinical improvement in both skin lesions and alopecia. By week 12, the participant had a greater than 60% reduction in CLASI-A score to 13. A 5-point reduction in CLASI-A is considered clinically meaningful and this participant improved by 23 points by week 12. The participant also achieved approximately 78% total IgG reduction from baseline by week 12. A second patient dosed in this study also showed significant clinical improvement, with a CLASI-A score of 18 at screening reduced to 8 by week 12 of QW dosing, a >50% improvement.

•	Development plan and upcoming milestones:

•
We are currently progressing a broad set of programs for IMVT-1402. Over the last fiscal year, we announced the clearance of six investigational new drug (“IND”) applications to support clinical trials to evaluate IMVT-1402. We have now initiated studies in five indications: potentially registrational trials in GD, difficult-to-treat rheumatoid arthritis (“D2T RA”), MG and CIDP, and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”). We also plan to initiate a potentially registrational trial evaluating IMVT-1402 in Sjögren’s disease (“SjD”) and a second potentially registrational trial in GD in the summer of 2025. All studies evaluating IMVT-1402 are being conducted using the intended commercial drug formulation and delivery device, the YpsoMate® autoinjector developed by Ypsomed AG, which is utilized by multiple approved products.

•
We expect to report additional remission data from the Phase 2 trial of batoclimab in GD in summer 2025 and top-line data from the Phase 3 program of batoclimab in TED in the second half of calendar year 2025. As previously disclosed, we will make a final decision about future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time.

The below schematics show the trial designs for the select IMVT-1402 and batoclimab trials:

First IMVT-1402 GD Potentially Registrational Trial Design

Second IMVT-1402 GD Potentially Registrational Trial Design

IMVT-1402 D2T RA Potentially Registrational Trial Design

IMVT-1402 MG Potentially Registrational Trial Design

First IMVT-1402 SjD Potentially Registrational Trial Design

Randomization (1:1:1)
Treatment Period: up to 48 weeks
Period 1
(24 weeks)
Period 2*
(24 weeks)
Group 1
600 mg IMVT-1402 QW SC
600 mg IMVT-1402 QW SC
Group 2
300 mg IMVT-1402 QW SC
300 mg IMVT-1402 QW SC
Group 3
Placebo QW SC
Placebo QW SC
Primary Analysis
(Week 24)
Follow-up (4 weeks)

IMVT-1402 CIDP Potentially Registrational Trial Design

IMVT-1402 CLE Proof-of-Concept Trial Design

Screening Period (up to 5 wks)
Period 1
Blinded
(12 wks)
Placebo QW SC
600mg IMVT-1402 QW SC
Period 2
Open-Label
(14 wks)
600mg IMVT-1402 QW SC
Period 3
Blinded
(26 wks)
600mg IMVT-1402 QW SC
300mg IMVT-1402 QW SC
Safety Follow-up Period (4 wks)

Batoclimab TED Phase 3 Trial Design

Randomization (2:1)
Study 1 and 2:
Active Treatment Phase
Placebo-controlled,
two dose regimens:
680mg batoclimab QW SC
12 weeks
340mg batoclimab QW SC
12 weeks
Placebo QW SC
24 weeks
Follow up (4 weeks)

•	Roivant ownership:

•	As of March 31, 2025, we owned 57% of the issued and outstanding shares of Immunovant (or 52% on a fully diluted basis).

Pulmovant Overview

•	Overview:

•	Pulmovant is developing mosliciguat for the treatment of pulmonary hypertension associated with interstitial lung disease (“PH-ILD”) and potentially other cardiopulmonary diseases.

•	Lead program:

•
Mosliciguat is a potentially first-in-class and potentially best-in-category once daily, inhaled sGC activator. Mosliciguat is currently being developed in PH-ILD, which is a large, well-validated market with only two approved treatments (both inhaled treprostnil), which are limited to the U.S. and a small number of other countries. In a dose escalation, proof-of-concept Phase 1b trial that assessed the efficacy, safety, tolerability, and pharmacokinetics of mosliciguat following single dose inhaled administration in pulmonary hypertension (“PH”) patients, clinically meaningful mean-max reductions in pulmonary vascular resistance (“PVR”) of up to approximately 38% were observed and were sustained over the study period. These reductions represent some of the highest reductions seen in PH trials to date.

•	Disease overview:

•
Pulmonary hypertension is a heterogeneous and highly morbid disease that can occur clinically as an isolated disorder or as a complication associated with other diseases and conditions. PH leads to increased blood pressure in the arteries of the lung and right side of the heart. WHO Group 3 PH is comprised of patients with various types of concomitant, chronic lung diseases and represent approximately 40% of all PH patients, including PH-ILD and PH-COPD. Features of PH-ILD include progressive fibrosis and hypoxemia, lung function decline resulting in respiratory failure, pulmonary hypertension, right ventricular failure with progressive symptom worsening and early mortality.

•	PH-ILD is estimated to affect up to 200,000 patients in the U.S. and E.U.

•
PH-ILD has been historically underdiagnosed given the diverse nature of the underlying diseases and the lack of approved treatment strategies based on a definitive diagnosis. The use of right heart catheterization (“RHC”) and other diagnostic modalities to confirm definitive diagnosis is expected to grow with the availability of approved PH-ILD treatments, thus expanding the market for mosliciguat. Among the ILD patients under the care of 25 physicians surveyed in 2021, 29% had a diagnosis of PH-ILD that was confirmed by RHC, while another 30% had suspected PH-ILD but had not received a confirmed diagnosis via RHC. These physicians also indicated they would increase the percent of PH-ILD patients on whom they perform RHC by a factor of approximately 1.5x with the availability of other PH therapies.

•	Limitations of current treatments:

•
The treatment of PH-ILD patients is based on an individualized and holistic approach. Patients with mildly elevated PVR or mean pulmonary arterial pressure (“mPAP”) can mainly be treated for their underlying lung disease which includes antifibrotic medications and immunosuppressants. Patients whose PVR and mPAP are significantly elevated in the context of their fibrotic lung disease should be treated with PH-specific treatments. However, Tyvaso and Yutrepia (inhaled treprostinils) are the only approved treatments for PH-ILD patients in the U.S., with Tyvaso also available in a small number of other countries. Most patients outside of these geographies, including in the E.U., have no approved options. They can potentially be considered on a case-by-case basis for off-label treatment with pulmonary arterial hypertension (“PAH”)-specific drugs not approved for PH-ILD.

•
Even with Tyvaso’s and Yutrepia’s availability, there is still substantial unmet need for new drugs for PH-ILD with improved efficacy, tolerability and delivery. Patients on Tyvaso have been observed to have side effects impeding them from realizing optimal benefit at the maximum dose level. On-target adverse events such as cough, headache, throat pain, nausea and flushing may cause tolerability issues for patients on Tyvaso and have also been observed less frequently in patients on Yutrepia. The same tolerability concerns have largely relegated prostacyclin usage in PAH to high-risk and advanced disease patients. We believe there is a significant opportunity for an agent like mosliciguat, given its inhaled, once a day administration and potentially improved efficacy and tolerability compared to Tyvaso and Yutrepia, to be used as initial therapy in place of inhaled treprostinil or as an add-on treatment to inhaled treprostinil.

•	Clinical data:

•
Phase 1b data from the non-randomized, open-label ATMOS study with a single inhaled dose of mosliciguat showed dose-dependent mean-max reductions in PVR of up to 38% in Group 1 (PAH) and Group 4 (CTEPH) PH patients, and demonstrated a favorable safety profile with no clinically relevant systemic side effects, such as heart rate and blood pressure changes. Trials of other agents in PAH have shown that reductions in PVR are potential predictors of success on clinical outcomes such as 6-minute walk distance.

•	Development plan and upcoming milestones:

•	We have initiated and are actively enrolling a global Phase 2 trial to evaluate the safety and efficacy of mosliciguat in PH-ILD, with data expected in the second half of calendar year 2026.

The below schematic shows the trial design for the Phase 2 trial in PH-ILD:

•	Roivant ownership:

•	As of March 31, 2025, we owned 100% of the issued and outstanding common shares of Pulmovant (or 92% on a fully diluted basis).

Genevant Overview

•	Overview:

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

•	Delivery platforms and patent portfolio:

•	Genevant has two delivery platforms: LNP and ligand conjugate.

•	LNP platform:

•	Technology used in the first systemic RNA-LNP product to receive FDA-approval, Alnylam’s Onpattro (patisiran) for the treatment of polyneuropathy caused by hereditary ATTR amyloidosis.
•	Outperformed all third-party formulations tested in a head-to-head in vivo ionizable lipid study assessing LNP potency and immune stimulation.
•
Clinically validated for hepatocyte and vaccine applications and in various stages of development for other traditionally hard-to-reach tissues and cell types, including T-cells, immune cells, stellate cells, lung, eye, and central nervous system.

•	More than 550 issued patents and pending patent applications worldwide as of March 31, 2025, including patents directed to:
•	lipid structures, including cationic and PEG-lipids
•	particle compositions, including ranges of lipid ratios for nucleic acid-containing particles
•	nucleic acid-containing particles with certain structural characteristics
•	mRNA-containing LNP formulations
•	various manufacturing process aspects

•	Ligand conjugate platform:

•	Novel GalNAc ligands with clinical validation from imdusiran, an siRNA currently in Phase 2 clinical development by Arbutus Biopharma for the treatment of chronic hepatitis B (cHBV).
•
In preclinical head-to-head testing, Genevant’s GalNAc ligands demonstrated equal or better preclinical potency, assessed by duration and magnitude of knockdown, compared to a current industry benchmark.

•	Applying delivery expertise to design novel extrahepatic ligands to expand therapeutic reach.

•	Collaboration-based business model:

•
Genevant seeks to partner with other pharmaceutical or biotechnology companies in the development of RNA therapeutics, crafting mutually beneficial collaborations that allow collaboration partners to access its innovative technologies while providing Genevant the opportunity to leverage its expertise to expand the technology and its therapeutic application.

•	Genevant uses its expertise in the delivery of nucleic acid therapeutics to develop optimal delivery systems for its collaborators’ identified payloads.

•
Genevant’s collaboration-based business model is to seek upfront payments, R&D reimbursements, milestones and royalties or profit sharing upon success, while also retaining certain rights in the delivery-related intellectual property developed in the context of the collaboration for potential use or out-licensing.

•	Some current collaboration partners include Novo Nordisk, BioNTech, Takeda, Korro Bio, Repair Biotechnologies, Editas Medicine, Epitopea and Mammoth Biotechnologies.

•	Clinical and preclinical data:

•	Genevant LNP technology has been in clinical trials of over a dozen distinct product candidates, representing hundreds of subjects of clinical experience.

•
In a head-to-head study in mice comparing multiple LNP formulations which varied only the key ionizable lipid, Genevant’s formulation outperformed all third-party formulations tested. Genevant’s formulation showed superior potency and tolerability (based on an assessment of immune stimulation) relative to others.

•
Genevant LNP technology is included in the first systemic RNA-LNP product to receive FDA-approval, Alnylam’s Onpattro (patisiran) for the treatment of polyneuropathy caused by hereditary ATTR amyloidosis.

•	IP litigation:

•
In February 2022, Genevant and Arbutus jointly filed a complaint against Moderna in the U.S. District Court for the District of Delaware asserting infringement of six patents. In April 2024, the court in the Moderna case issued its claim construction (Markman) ruling, in which it agreed with Genevant and Arbutus’ proposed constructions for three of the four disputed terms. In March 2025, Genevant and Arbutus initiated patent infringement enforcement actions against Moderna in Canada, Japan, Switzerland and the Unified Patent Court. Together, the enforcement actions target alleged infringing activities in 30 countries. The court in the U.S. Moderna case has informed the parties that it plans to update the timing for the summary judgment phase and jury trial, previously scheduled for the second or third quarter of calendar year 2025 and September 2025, respectively.

•
In April 2023, Genevant and Arbutus Biopharma jointly filed a complaint against Pfizer and BioNTech in the U.S. District Court for the District of New Jersey asserting infringement of five patents. In December 2024, the Court in the Pfizer case held a Markman hearing to construe disputed terms within the claims of the asserted patents. The Court has not provided guidance for the timing of its ruling, which could potentially be in calendar year 2025.

•	Roivant ownership:

•	As of March 31, 2025, we owned 83% of the issued and outstanding common shares of Genevant (or 64% on a fully diluted basis).

Vant License Agreements & Other Vant Agreements

   Priovant

License and Collaboration Agreement with Pfizer, Inc.

In September 2021, our subsidiary Priovant Therapeutics, Inc. (“Priovant”) entered into a license and collaboration agreement with Pfizer (the “Pfizer-Priovant License Agreement”). Pursuant to the Pfizer-Priovant License Agreement, Pfizer granted Priovant (i) an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents and (ii) a non-exclusive, worldwide, sublicensable, royalty-bearing license under certain know-how, in each case, to develop, manufacture and commercialize brepocitinib and TYK2 compounds and products incorporating such compounds for all human and animal uses. In exchange for Pfizer’s inventory of these compounds, Priovant paid Pfizer $10.0 million. Priovant also granted back to Pfizer (i) an exclusive, sublicensable, royalty-bearing license under certain patents and (ii) a non-exclusive, sublicensable, royalty-bearing license under certain know-how, in each case, to commercialize (x) brepocitinib and products incorporating such compound outside of the U.S. and Japan, and (y) TYK2 compounds and products incorporating such compounds outside of the U.S., in each case for all human and animal uses.

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

Priovant is obligated to pay Pfizer a tiered, sub-teens royalty on aggregate net sales of its licensed products in Priovant’s territory. Pfizer is obligated to pay Priovant a tiered high single-digit to sub-teens royalty on aggregate net sales of its licensed products outside of Priovant’s territory. Each of Priovant’s and Pfizer’s royalty obligations apply on a product-by-product and country-by-country basis and end upon the expiration of a customary royalty term, which is the latest of (a) a certain amount of years following the first commercial sale of the applicable product in the applicable country, (b) the date on which the regulatory exclusivity provided by the applicable government authority for the applicable product in that country expires and (c) the date upon which the use, sale, offer for sale or importation of such product in such country would no longer be covered by a valid claim of a licensed product right. Either party may terminate the Pfizer-Priovant License Agreement for the other party’s uncured breach and Priovant has the right to terminate for convenience.

Immunovant

License Agreement with HanAll Biopharma Co., Ltd.

In December 2017, our wholly owned subsidiary, Roivant Sciences GmbH (“RSG”), entered into a license agreement with HanAll Biopharma Co., Ltd. (“HanAll”) (the “HanAll Agreement”). Under the HanAll Agreement, RSG received (1) the non-exclusive right to manufacture and (2) the exclusive, royalty-bearing right to (a) develop, import and use (i) the antibody referred to as batoclimab, (ii) certain back-up and next-generation antibodies (including IMVT-1402), and (iii) products containing such antibodies, and (b) to commercialize such products, in the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America (the “HanAll Licensed Territory”), for all human and animal uses during the term of the agreement. With respect to these licenses, RSG also received the right to grant a sublicense, with prior written notice to HanAll of such sublicense, to: (1) a third party in any country in the HanAll Licensed Territory outside of the U.S. and E.U.; (2) an affiliate of RSG in any country in the HanAll Licensed Territory; and (3) a third party in the U.S. and E.U. only after submission of a biologics license application (“BLA”) in the U.S. or a Marketing Authorization Application in the E.U. Pursuant to the HanAll Agreement, RSG granted to HanAll an exclusive, royalty-free license under certain RSG patents, know-how and other intellectual property controlled by RSG relating to such antibodies and products to develop, manufacture and commercialize such antibodies and products for use outside of the HanAll Licensed Territory. HanAll also reserves the right to conduct discovery or research activities with the batoclimab antibody, and certain back-up and next-generation antibodies (including IMVT-1402), with or through a contract research organization or service provider in the HanAll Licensed Territory.

In December 2018, Immunovant Sciences GmbH, (“ISG”) obtained and assumed all of the rights, title, interest and obligations under the HanAll Agreement from RSG, including all rights to IMVT-1402 and batoclimab in the HanAll Licensed Territory, pursuant to an assignment and assumption agreement between RSG and ISG, for an aggregate purchase price of $37.8 million.

Pursuant to the HanAll Agreement, ISG will be responsible for future contingent payments and royalties, including up to an aggregate of $420.0 million upon the achievement of certain regulatory and sales milestone events. ISG is also obligated to pay HanAll tiered royalties ranging from the mid-single digits to mid-teens percentage of net sales of licensed products, subject to standard offsets and reductions as set forth in the HanAll Agreement. These royalty obligations apply on a product-by-product and country-by-country basis and end upon the latest of: (A) the date on which the last valid claim of the licensed patents expire, (B) the date on which the data or market exclusivity expires and (C) 11 years after the first commercial sale of the licensed product, in each case, with respect to a given product in a given country.

Except for cost-sharing in connection with the research program, ISG is solely responsible, at its expense, for all other activities related to the research, development and commercialization of licensed products for the HanAll Licensed Territory. ISG may use a third party for manufacturing activities necessary for the research, development and commercialization of licensed products for the HanAll Licensed Territory. In addition, under the HanAll Agreement, ISG has agreed to use commercially reasonable efforts to develop and commercialize licensed products in the HanAll Licensed Territory. Each party to the HanAll Agreement has agreed that neither it nor certain of its affiliates will clinically develop or commercialize certain competitive products in the Licensed Territory.

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

Product Service Agreement and Master Services Agreement

On November 17, 2021, ISG entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply ISG with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. ISG previously entered in a Master Services Agreement (“MSA”) with Samsung, dated April 30, 2021, which governs certain terms of its relationship with Samsung. Upon execution of the PSA, ISG committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, ISG has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029.

The PSA will continue until the later of December 31, 2029 or the completion of the services thereunder, unless the PSA is terminated earlier. Either party may terminate the PSA on account of (i) the other party’s material breach of the PSA that is not cured within a specified period after the termination notice, (ii) the other party’s insolvency or bankruptcy or (iii) certain force majeure events. The remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million as of March 31, 2025.

Pulmovant

License Agreement with Bayer

In July 2023, our subsidiary Pulmovant, Inc. (“Pulmovant”) entered into a license agreement (the “Bayer-Pulmovant License Agreement”) with Bayer Aktiengesellschaft (“Bayer”). Pursuant to the Bayer-Pulmovant License Agreement, Bayer granted Pulmovant an exclusive, worldwide, sublicensable, royalty-bearing license under certain patents and know-how to use, develop, commercialize and manufacture mosliciguat compounds and products containing or comprising such compounds for the prevention, treatment, mitigation, cure and/or diagnosis of any disease in humans or animals.

Pulmovant made an initial payment to Bayer of approximately $14 million and is obligated to pay up to an aggregate of $280 million upon the achievement of certain development, regulatory and net sales milestone events, as well as tiered, high-single-digit royalties on annual net sales of licensed products on a product-by-product and country-by-country basis, subject to certain reductions. Such royalty obligation ends upon the expiration of a customary royalty term, which is the later of (a) the expiration of the last to expire certain specified valid claim of a licensed patent right in such country, (b) the expiration of regulatory exclusivity for such licensed product in such country and (c) a certain amount of years following the first commercial sale of such licensed product in such country.

The Bayer-Pulmovant License Agreement will expire upon the last-to-expire royalty term unless terminated earlier. Either party may terminate for the other party’s uncured material breach or insolvency. Bayer has the right to terminate for certain specified patent challenges, and Pulmovant has the right to terminate for convenience.

Genevant

Cross-License Agreement with Arbutus Biopharma Corporation

In April 2018, our subsidiary, Genevant Sciences Ltd. (together with its subsidiaries, “Genevant”), entered into a cross-license agreement with our affiliate, Arbutus Biopharma Corporation (“Arbutus”) (as amended, the “Arbutus Cross-License Agreement”). Pursuant to the Arbutus Cross-License Agreement, Arbutus granted Genevant an exclusive, sublicensable, worldwide, transferable, irrevocable and perpetual license under certain patents and know-how relating to Arbutus’s lipid nanoparticle and GalNAc technologies for all applications other than hepatitis B virus, and certain other excluded fields. The license is subject to certain rights which had previously been licensed by Arbutus to third parties.

Genevant is obligated to pay Arbutus tiered low single-digit percentage royalties on sales of products covered by the licensed patents. If Genevant sublicenses intellectual property licensed from Arbutus or collaborates with any third-party to develop, manufacture or commercialize any products covered by the intellectual property licensed by Arbutus, it will be required to pay Arbutus the lesser of (i) a percentage (20% in the case of a mere sublicense (i.e., a naked sublicense) by Genevant without additional contribution and 14% in the case of a bona fide collaboration with Genevant) of the Royalty-Related Receipts (as defined in the Arbutus Cross-License Agreement) received by Genevant from such sublicensees or collaborators and (ii) tiered low single-digit royalties on net sales by sublicensees. Genevant’s royalty obligations apply on a product-by-product, country-by-country basis and end on the date on which the last valid claim of the licensed patents in such country that covers such licensed product expires. The patents and pending patent applications, if granted, currently licensed under the Arbutus Cross-License Agreement began to expire as early as 2023, and end as late as 2041, without giving effect to any potential patent term extensions or patent term adjustments. The Arbutus Cross-License Agreement includes customary termination rights and, unless earlier terminated, will continue until the expiration of Genevant’s royalty obligations.

If Genevant receives proceeds from an action for infringement by any third parties of Arbutus’s intellectual property licensed to Genevant, Arbutus would be entitled to receive, after deduction of litigation costs, 20% of the proceeds received by Genevant or, if less, tiered low single-digit royalties on net sales of the infringing product (inclusive of the proceeds from litigation or settlement, which would be treated as net sales).

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our product candidates, technologies and know-how; to operate without infringing, misappropriating or otherwise violating the proprietary rights of others; and to prevent others from infringing our proprietary rights. Our policy is to seek to protect our proprietary position by, among other methods, filing or in-licensing U.S. and foreign patents and patent applications related to our proprietary technology, inventions and improvements that are important to the development and implementation of our business. We may also rely on trade secrets, know-how, continuing technological innovation and potential in-licensing opportunities to develop and maintain our proprietary position.

The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. No consistent policy regarding the scope of claims allowable in patents in the fields of genetic therapy, cell therapy, biologics or pharmaceutical products generally has emerged in the U.S., Europe or the rest of the world. Changes in the patent laws and rules, either by legislation, judicial decisions, or regulatory interpretation in such territories or jurisdictions may diminish our ability to protect our product candidates and enforce our intellectual property rights, and more generally could affect the value of our intellectual property, including our product candidates. In particular, our ability to stop third parties from making, using, selling, offering to sell, importing or otherwise commercializing any of our patented inventions, either directly or indirectly, will depend in part on our success in obtaining, defending and enforcing patent claims that cover our technology, inventions and improvements. We cannot be sure that any patents will be granted with respect to any of our pending patent applications or with respect to any patent applications filed by us in the future, nor can we be sure that any of our existing patents or any patents that may be granted to us in the future will be commercially useful in protecting our product candidates and technology. Moreover, our issued patents and those that may be issued in the future may not guarantee us the right to practice our technology in relation to the commercialization of our product candidates, if approved, or technology. The area of patents and other intellectual property rights in biotechnology is an evolving one with many risks and uncertainties, which may prevent us from commercializing our product candidates and practicing our proprietary technology.

Our issued patents and those that may be issued in the future may be challenged, narrowed, circumvented or invalidated, which could limit our ability to stop competitors from marketing related products or technologies or limit the length of the term of patent protection that we may have for our product candidates and technologies. In addition, the rights granted under any issued patents may not provide us with complete protection or competitive advantages against competitors or other third parties with similar technology. Furthermore, our competitors may independently develop similar technologies that achieve similar outcomes but with different approaches. For these reasons, we may have competition for our product candidates. Moreover, the time required for development, testing and regulatory review of our product candidates may shorten the length of effective patent protection following commercialization. For this and other risks related to our proprietary technology, inventions, improvements, platforms and product candidates, please see the section entitled “Risk Factors—Risks Related to Roivant’s Business and Industry—Risks Related to Our Intellectual Property.”

Patents and Patent Applications

Priovant

As of March 31, 2025, Priovant Therapeutics, Inc. has (1) exclusively licensed rights to six patent families for brepocitinib containing at least 176 issued patents and 62 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a crystalline form, a topical formulation, a process for making brepocitinib, a treatment of hidradenitis, a dosage regimen for treatment of hidradenitis and treatment of dermatomyositis with brepocitinib. These patents and pending applications, if issued, are expected to expire as early as 2035, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees, and (2) exclusively licensed rights to three patent families for ropsacitinib containing at least 138 issued patents and 31 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering a composition of matter, a treatment of hidradenitis and a crystalline form. These patents and pending applications, if issued, are expected to expire as early as 2037, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Anti-FcRn Franchise

Following ISG’s assumption of all rights, title, interest and obligations under the HanAll Agreement from RSG in December 2018, by virtue of the license of patent rights under the HanAll Agreement, ISG is the exclusive licensee of certain patents, patent applications and know-how directed to batoclimab, IMVT-1402 and certain back-up and next-generation antibodies, and products containing such antibodies, in the HanAll Licensed Territory. As of May 29, 2025, the in-licensed patent portfolio includes a patent family covering batoclimab with pending patent applications and issued patent(s) in the U.S., Argentina, Brazil, Canada, European Patent Office, Egypt, Israel, Mexico and Saudi Arabia. This in-licensed patent family was filed in 2015 and discloses anti-FcRn antibodies, including batoclimab, pharmaceutical compositions thereof, methods of treating autoimmune disease using the same, polynucleotides encoding such antibodies, expression vectors including such polynucleotides, host cells transfected with such recombinant expression vectors, methods of manufacturing such antibodies and methods of detecting FcRn in vivo or in vitro using such antibodies. Notably, in this in-licensed patent family, a U.S. patent was issued on July 2, 2019, with claims directed to batoclimab as defined by its CDRs and epitope or antigen-binding fragment thereof, and a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof. Furthermore, another U.S. patent was issued in this in-licensed patent family on January 28, 2020, with claims directed to batoclimab as defined by its CDRs or antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of producing such antibody or antigen-binding fragment. A further patent was issued in the U.S. on March 28, 2023 with claims to an isolated anti-FcRn antibody other than batoclimab or an antigen-binding fragment thereof, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, as well as methods of treating various autoimmune diseases using such antibody or antigen-binding fragment thereof, polynucleotides and expression vectors encoding the same, host cells transfected with such expression vectors and methods of preparing such antibody or antigen-binding fragment. A European patent in this family was issued on May 10, 2023 with claims directed to batoclimab as defined by its heavy and light chain variable sequences. There are also issued patents in this family in Brazil, Canada, Israel, Mexico and Saudi Arabia. In this family, applications are pending in Argentina, Mexico, the U.S. and in Europe. The patents of this patent family may expire in 2035, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

In addition, the in-licensed patent portfolio includes another patent family that discloses a pharmaceutical formulation for an anti-FcRn antibody. This patent family includes pending applications in the U.S., and in Europe, Israel, Canada, Brazil, Mexico and Argentina, and any patent issued in this patent family may expire in 2041, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Additionally, as of May 29, 2025, independent of the licensed patent portfolio, ISG owns patent families directed to methods of treating thyroid eye disease (Graves’ ophthalmopathy) and methods of treating warm autoimmune hemolytic anemia using anti-FcRn antibodies that include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2039 and 2040, respectively, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG jointly owns rights with HanAll to a patent family covering IMVT-1402 and its uses to treat autoimmune disease, which includes patent applications in the U.S. as well as foreign counterparts in certain jurisdictions including Brazil, Canada, Chile, Colombia, Egypt, European Patent Office, Israel, Mexico, Panama, Peru and Saudi Arable. Notably, in this patent family, a U.S. patent was issued on March 12, 2024, with claims directed to IMVT-1402 as defined by its CDRs, a pharmaceutical composition comprising such antibody or antigen-binding fragment thereof, and methods of treating an autoimmune disease using such antibody or antigen-binding fragment thereof. The patents of this patent family may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns patent families directed to methods of treating Graves’ disease and methods of treating CIDP using anti-FcRn antibodies including IMVT-1402 and batoclimab, which include patent applications in the U.S. as well as foreign counterparts in certain jurisdictions. Any patent issued from these patent families may expire in 2043, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a PCT application directed to high concentration protein formulations with polysorbate excipients and methods of making the same. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a PCT application directed to methods of improving anti-FcRn therapies, which describes specific dosing regimens for IMVT-1402. Any patent issued from this patent family may expire in 2044, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance renewal, annuity or other governmental fees. For information regarding ISG’s license agreement with HanAll, please see “—Vant License Agreements & Other Vant Agreements.”

ISG also owns a U.S. provisional application directed to formulations for anti-FcRn antibodies. Any patent issued from this patent family may expire in 2045, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

ISG also owns a U.S. provisional application directed to methods of treating skin diseases using anti-FcRn antibodies including IMVT-1402 and batoclimab. Any patent issued from this patent family may expire in 2046, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity, or other governmental fees.

ISG owns a registered trademark for IMMUNOVANT and a registered trademark for its corporate logo in conjunction with IMMUNOVANT. As of May 29, 2025, this trademark portfolio includes pending trademark applications and registered trademarks in the U.S. and foreign jurisdictions. Under the HanAll Agreement, ISG has the right to market IMVT-1402 and batoclimab in the HanAll Licensed Territory under the trademarks of ISG’s choice, subject to regulatory approval. However, upon termination of the HanAll Agreement, ISG must assign to HanAll all rights, title and interest in and to any and all trademarks ISG uses in the development, manufacture or commercialization of the licensed products.

Pulmovant

As of March 31, 2025, Pulmovant, Inc. has exclusively licensed rights to five patent families for mosliciguat containing at least 84 issued patents and 70 pending patent applications in the U.S. and other jurisdictions, including the European Union and Japan, with claims covering the composition of matter, a crystalline form, a formulation for inhalation, a process for making mosliciguat, a treatment of cardiopulmonary disorders, including PH Group 3, and a dosage regimen for treatment of cardiopulmonary disorders, including PH Group 3. These patents and pending applications, if issued, are expected to expire between 2033 and 2042, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

Genevant

As of March 31, 2025, Genevant Sciences GmbH (“GSG”) owns or co-own 24 patent families containing 41 issued patents and 122 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to lipid nanoparticle delivery technology, polymers and nucleic acid delivery constructs. These patents and pending applications, if issued, are expected to expire between 2029 and 2045, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

As of March 31, 2025, GSG has licensed 28 patent families containing 463 issued patents and 108 pending patent applications in the U.S., European Union and numerous other jurisdictions, including claims relating to delivery systems. These patents and pending applications, if issued, are expected to expire between June 2025 and 2041, in each case without taking into account any possible patent term adjustments or extensions and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees.

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

Government Regulation

Government authorities in the U.S. at the federal, state and local level and in other countries regulate, among other things, the research, development, manufacture, testing, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, post-approval monitoring and reporting, marketing and export and import of drug and biological products, as well as diagnostics, and any future product candidates. Generally, before a new drug, biologic or diagnostic can be marketed, considerable data demonstrating its quality, safety and efficacy must be obtained, organized into a format specific for each regulatory authority, submitted for review and approved, authorized or cleared by the applicable regulatory authority.

U.S. Government Regulation of Drug and Biological Products

In the U.S., the FDA regulates drugs under the Federal Food, Drug and Cosmetic Act (the “FDCA”) and its implementing regulations and biologics under the FDCA and the Public Health Service Act (the “PHSA”), and their implementing regulations. Both drugs and biologics also are subject to other federal, state and local statutes and regulations, such as those related to competition. The process of obtaining regulatory approvals and the subsequent compliance with appropriate federal, state and local statutes and regulations requires the expenditure of substantial time and financial resources. Failure to comply with the applicable U.S. requirements at any time during the product development process, approval process or following regulatory approval may subject an applicant to administrative actions or judicial sanctions. These actions and sanctions could include, among other actions, the FDA’s refusal to approve pending applications, withdrawal of an approval, license revocation, a clinical hold, untitled or warning letters, voluntary or mandatory product recalls or market withdrawals, product seizures, total or partial suspension of production or distribution, injunctions, fines, refusals of government contracts, restitution, disgorgement, debarment from producing or marketing drug products or biologics, disqualification from conducting research and civil or criminal fines or penalties. Any agency or judicial enforcement action could have a material adverse effect on our business, the market acceptance of our product candidates and our reputation.

Our product candidates must be approved by the FDA through either an NDA or a BLA process before they may be legally marketed in the U.S. The process generally involves the following:

•	completion of extensive preclinical studies in accordance with applicable regulations, including studies conducted in accordance with GLP requirements;

•	submission to the FDA of an IND, which must become effective before human clinical trials may begin;

•	approval by an IRB, or independent ethics committee for each clinical trial site before each human trial may be initiated;

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

•	potential FDA inspection of the clinical trial sites that generated the data in support of the NDA or BLA and us as the sponsor;

•	payment of user fees for FDA review of the NDA or BLA (unless a fee waiver applies);

•	agreement with FDA on the final labeling for the product and the design and implementation of any required REMS; and

•	FDA review and approval of the NDA or BLA, including consideration of the views of any FDA advisory committee, prior to any commercial marketing or sale of the drug or biologic in the U.S.

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

•
Phase 2 clinical trials involve studies in disease-affected patients to evaluate proof of concept and determine the dose required to produce the desired benefits. At the same time, safety and further PK and PD information is collected, possible adverse effects and safety risks are identified, and a preliminary evaluation of efficacy is conducted.

•
Phase 3 clinical trials generally involve a large number of patients at multiple sites and are designed to provide the data necessary to demonstrate the effectiveness of the product for its intended use, its safety in such use and to establish the overall benefit/risk relationship of the product and provide an adequate basis for product labeling.

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

Phase 1, Phase 2, Phase 3 and other types of clinical trials may not be completed successfully within any specified period, if at all. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at an institution if the clinical trial is not being conducted in accordance with the IRB’s requirements or if the drug or biologic has been associated with unexpected serious harm to patients. Additionally, some clinical trials are overseen by an independent group of qualified experts organized by the clinical trial sponsor, known as a data safety monitoring board or committee. This group provides authorization for whether a trial may move forward at designated check points based on access to certain data from the trial. Concurrent with clinical trials, companies usually complete additional animal studies and also must develop additional information about the chemistry and physical characteristics of the drug or biologic as well as finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product and, among other things, companies must develop methods for testing the identity, strength, quality and purity of the final product. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidates do not undergo unacceptable deterioration over their shelf life.

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

Under the Prescription Drug User Fee Act (the “PDUFA”), as amended, each NDA or BLA must be accompanied by a user fee. FDA adjusts the PDUFA user fees on an annual basis. Fee waivers or reductions are available in certain circumstances, including a waiver of the application fee for the first application filed by a small business. Additionally, no user fees are assessed on NDAs or BLAs for products designated as orphan drugs, unless the application also includes a non-orphan indication.

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

Before approving an NDA or BLA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether they comply with cGMP requirements. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may audit data from clinical trials to ensure compliance with GCP requirements. Additionally, the FDA may refer applications for novel products or products which present difficult questions of safety or efficacy to an advisory committee, typically a panel that includes clinicians and other experts, for review, evaluation and a recommendation as to whether the application should be approved and under what conditions, if any. The FDA is not bound by recommendations of an advisory committee, but it considers such recommendations when making decisions on approval. The FDA likely will reanalyze the clinical trial data, which could result in extensive discussions between the FDA and the applicant during the review process. After the FDA evaluates an NDA or BLA, it will issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the drug or biologic with specific prescribing information for specific indications. A Complete Response Letter indicates that the review cycle of the application is complete, and the application will not be approved in its present form. A Complete Response Letter usually describes all of the specific deficiencies in the NDA or BLA identified by the FDA. The Complete Response Letter may require the applicant to obtain additional clinical data, including the potential requirement to conduct additional pivotal Phase 3 clinical trial(s) and to complete other significant and time-consuming requirements related to clinical trials, or to conduct additional preclinical studies or manufacturing activities. If a Complete Response Letter is issued, the applicant may either resubmit the NDA or BLA, addressing all of the deficiencies identified in the letter, or withdraw the application or request an opportunity for a hearing. Even if such data and information are submitted, the FDA may decide that the NDA or BLA does not satisfy the criteria for approval. Data obtained from clinical trials are not always conclusive and the FDA may interpret data differently than we interpret the same data.

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

Rare Pediatric Disease Designation and Priority Review Vouchers

Under the FDCA, as amended, the FDA incentivizes the development of drugs and biologics that meet the definition of a “rare pediatric disease,” defined to mean a serious or life-threatening disease in which the serious of life-threatening manifestations primarily affect individuals aged from birth to 18 years and the disease affects fewer than 200,000 individuals in the U.S. or affects more than 200,000 in the U.S. and for which there is no reasonable expectation that the cost of developing and making in the U.S. a drug for such disease or condition will be received from sales in the U.S. of such drug. The sponsor of a product candidate for a rare pediatric disease may be eligible for a voucher that can be used to obtain a priority review for a subsequent human drug or biologic application after the date of approval of the rare pediatric disease drug product, referred to as a priority review voucher (a “PRV”). A sponsor may request rare pediatric disease designation from the FDA prior to the submission of its NDA or BLA. A rare pediatric disease designation does not guarantee that a sponsor will receive a PRV upon approval of its NDA or BLA. Moreover, a sponsor who chooses not to submit a rare pediatric disease designation request may nonetheless receive a PRV upon approval of their marketing application if they request such a voucher in their original marketing application and meet all of the eligibility criteria. If a PRV is received, it may be sold or transferred an unlimited number of times. Congress previously extended the rare pediatric disease PRV program through December 20, 2024, with the potential for PRVs to be granted through September 30, 2026. Although legislation has been introduced, Congress has yet to reauthorize this program.

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

Pediatric Information and Pediatric Exclusivity

Under the Pediatric Research Equity Act (the “PREA”), certain NDAs and BLAs and certain supplements to an NDA or BLA must contain data to assess the safety and efficacy of the drug for the claimed indications in all relevant pediatric subpopulations and to support dosing and administration for each pediatric subpopulation for which the product is safe and effective. The FDA may grant deferrals for submission of pediatric data or full or partial waivers. The Food and Drug Administration Safety and Innovation Act amended the FDCA to require that a sponsor who is planning to submit a marketing application for a drug that includes a new active ingredient, new indication, new dosage form, new dosing regimen or new route of administration submit an initial Pediatric Study Plan (“PSP”), within 60 days of an end-of-Phase 2 meeting or, if there is no such meeting, as early as practicable before the initiation of the Phase 3 or Phase 2/3 study. The initial PSP must include an outline of the pediatric study or studies that the sponsor plans to conduct, including study objectives and design, age groups, relevant endpoints and statistical approach, or a justification for not including such detailed information, and any request for a deferral of pediatric assessments or a full or partial waiver of the requirement to provide data from pediatric studies along with supporting information. The FDA and the sponsor must reach an agreement on the PSP. A sponsor can submit amendments to an agreed-upon initial PSP at any time if changes to the pediatric plan need to be considered based on data collected from preclinical studies, early phase clinical trials and other clinical development programs.

A drug or biologic product can also obtain pediatric market exclusivity in the U.S. Pediatric exclusivity, if granted, adds six months to existing exclusivity periods and, for drug products, patent terms. This six-month exclusivity, which runs from the end of other exclusivity protection or patent term, may be granted based on the voluntary completion of a pediatric study in accordance with an FDA-issued “Written Request” for such a study.

Post-Marketing Requirements

Following regulatory approval of a new product, the manufacturer and the approved product are subject to continuing regulation by the FDA, including, among other things, monitoring and record-keeping activities, reporting of adverse experiences and certain problems in the manufacturing process, complying with promotion and advertising requirements, which include restrictions on promoting products for unapproved uses or patient populations (known as “off-label use”) and limitations on industry-sponsored scientific and educational activities. Although physicians may prescribe legally available products for off-label uses, manufacturers may not market or promote such uses. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses and any promotion that is false or misleading, and a company that is found to have improperly promoted off-label uses or in a false or misleading manner may be subject to significant liability, including investigation by federal and state authorities. Prescription drug promotional materials must be submitted to the FDA in conjunction with their first use or first publication. Further, if there are any modifications to the drug or biologic, including changes in indications, labeling or manufacturing processes or facilities, the applicant may be required to submit and obtain FDA approval of a new NDA/BLA or NDA/BLA supplement, which may require the development of additional data or preclinical studies and clinical trials.

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

FDA regulations require that products be manufactured in specific approved facilities and in accordance with cGMP regulations. We rely, and expect to continue to rely, on third parties for the production of clinical quantities of our product candidates in accordance with cGMP regulations. These manufacturers must comply with cGMP regulations that require, among other things, quality control and quality assurance, the maintenance of records and documentation and the obligation to investigate and correct any deviations from cGMP. Manufacturers and other entities involved in the manufacture and distribution of approved drugs or biologics are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP requirements and other laws. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain cGMP compliance. The discovery of violative conditions, including failure to conform to cGMP regulations, could result in enforcement actions, and the discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA or BLA, including recall.

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

Regulation of Companion Diagnostics

Success of certain product candidates may depend, in part, on the development and commercialization of a companion diagnostic. A companion diagnostic is a medical device, typically an in vitro device, which provides information that is essential for the safe and effective use of a corresponding drug or biological product. Companion diagnostics can identify patients who are most likely to benefit from a particular therapeutic product; identify patients likely to be at increased risk for serious side effects as a result of treatment with a particular therapeutic product; or monitor response to treatment with a particular therapeutic product for the purpose of adjusting treatment to achieve improved safety or effectiveness. Companion diagnostics are generally regulated as medical devices by the FDA. In the U.S., the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, preclinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import and post-market surveillance. Unless an exemption or FDA exercise of enforcement discretion applies, diagnostic tests generally require marketing clearance through the premarket notification process (“510(k) clearance”) or premarket approval from the FDA prior to commercialization.

To obtain 510(k) clearance for a medical device, or for certain modifications to devices that have received 510(k) clearance, a manufacturer must submit a premarket notification demonstrating that the proposed device is substantially equivalent to a previously cleared 510(k) device or to a preamendment device that was in commercial distribution before May 28, 1976, or other predicate devices, for which the FDA has not yet called for the submission of a premarket approval (“PMA”). In making a determination that the device is substantially equivalent to a predicate device, the FDA compares the proposed device to the predicate device or predicate devices and assesses whether the subject device is comparable to the predicate device or predicate devices with respect to intended use, technology, design and other features which could affect safety and effectiveness. If the FDA determines that the subject device is substantially equivalent to the predicate device or predicate devices, the subject device may be cleared for marketing. The 510(k) premarket notification pathway generally takes from three to twelve months from the date the application is completed, but can take significantly longer.

PMA applications must be supported by valid scientific evidence, which typically requires extensive data, including technical, preclinical, clinical and manufacturing data, to demonstrate to the FDA’s satisfaction the safety and effectiveness of the device. For diagnostic tests, a PMA typically includes data regarding analytical and clinical validation studies. As part of its review of the PMA, the FDA will typically conduct a pre-approval inspection of the manufacturing facility or facilities to ensure compliance with the Quality System Regulation (the “QSR”), which will transition to the Quality Management System Regulation once effective and requires manufacturers to follow design, testing, control, corrective and preventative action, documentation and other quality assurance procedures. The FDA’s review of an initial PMA application is generally required by statute to take six months, although the process typically takes longer, and may require several years to complete. If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA. If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny the approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. Once granted, PMA approval may be withdrawn by the FDA if compliance with post-approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. Once cleared or approved, the companion diagnostic device must adhere to post-marketing requirements including the requirements of FDA’s QSR, adverse event reporting, recalls and corrections along with product marketing requirements and limitations. Like drug and biologic makers, companion diagnostic makers are subject to unannounced FDA inspections at any time during which the FDA is able to conduct an inspection of the product(s) and the company’s facilities for compliance with its authorities.

FDA has taken the position that developers of companion diagnostic tests associated with novel therapeutic products should seek clearance or approval at the same time that the therapeutic developer seeks approval. FDA has recognized that contemporaneous clearance or approval of a companion diagnostic with a therapeutic is not always possible, though FDA has indicated that coordination of contemporaneous clearances/approvals is a policy goal. In October 2018, FDA issued a safety alert warning against the use of unapproved or uncleared genetic tests to predict patient response to specific medications. While FDA has historically exercised enforcement discretion against laboratory developed tests—tests which are developed and performed in a single Clinical Laboratory Improvement Amendments (“CLIA”) certified laboratory—the 2018 alert and a subsequent 2019 Warning Letter against Inova Genomics Laboratory suggested that FDA may prioritize for enforcement certain uncleared or unapproved tests marketed as companion diagnostic tests. Subsequently, FDA has attempted to encourage collaboration between in vitro diagnostic test developers and therapeutic developers and to clarify FDA expectations as to companion diagnostic labeling, particularly through guidance in the oncology area. In September 2023, FDA announced a proposed rule, which was published in October 2023, to revise the regulatory definition of an in vitro diagnostic product to explicitly capture laboratory developed tests and make clear that such tests are medical devices subject to FDA regulation. The proposed rule also described a proposed policy under which FDA will gradually end its general enforcement discretion policy for laboratory developed tests in phases over a four-year period. FDA subsequently issued the final rule in May 2024, including its policy for phasing out its general enforcement discretion policy for laboratory developed tests. In March 2025, the Eastern District of Texas vacated the final rule in consolidated cases challenging the rule. It remains to be seen whether FDA under the Trump Administration will appeal the ruling.

Biosimilars and Exclusivity

Certain of our product candidates, including batoclimab, are regulated as biologics. An abbreviated approval pathway for biological products shown to be similar to, or interchangeable with, an FDA-licensed reference biological product was created by the Biologics Price Competition and Innovation Act of 2009 (the “BPCI Act”), as part of the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010 (the “Affordable Care Act” or “ACA”). This amendment to the PHSA, in part, attempts to minimize duplicative testing. Biosimilarity, which requires that the biological product be highly similar to the reference product notwithstanding minor differences in clinically inactive components and that there be no clinically meaningful differences between the product and the reference product in terms of safety, purity and potency, can be shown through analytical studies, animal studies and a clinical trial or trials. Interchangeability requires that a biological product be biosimilar to the reference product and that the product can be expected to produce the same clinical results as the reference product in any given patient and, for products administered multiple times to an individual, that the product and the reference product may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biological product without such alternation or switch. Complexities associated with the larger, and often more complex, structure of biological products as compared to small molecule drugs, as well as the processes by which such products are manufactured, pose significant hurdles to implementation that are still being worked out by the FDA.

A reference biological product is granted four and twelve year exclusivity periods from the time of first licensure of the product. The FDA will not accept an application for a biosimilar or interchangeable product based on the reference biological product until four years after the date of first licensure of the reference product, and the FDA will not approve an application for a biosimilar or interchangeable product based on the reference biological product until twelve years after the date of first licensure of the reference product. “First licensure” typically means the initial date the particular product at issue was licensed in the U.S. Date of first licensure does not include the date of licensure of (and a new period of exclusivity is not available for) a biological product if the licensure is for a supplement for the biological product or for a subsequent application by the same sponsor or manufacturer of the biological product (or licensor, predecessor in interest or other related entity) for a change (not including a modification to the structure of the biological product) that results in a new indication, route of administration, dosing schedule, dosage form, delivery system, delivery device or strength, or for a modification to the structure of the biological product that does not result in a change in safety, purity or potency. Therefore, one must determine whether a new product includes a modification to the structure of a previously licensed product that results in a change in safety, purity or potency to assess whether the licensure of the new product is a first licensure that triggers its own period of exclusivity. Whether a subsequent application, if approved, warrants exclusivity as the “first licensure” of a biological product is determined on a case-by-case basis with data submitted by the sponsor.

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

Healthcare providers, physicians and third-party payors will play a primary role in making clinically-appropriate decisions enabling patient access to any products for which we obtain marketing approval. Our current and future arrangements with healthcare providers and physicians and any future arrangements with third-party payors, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell and distribute any drugs for which we obtain marketing approval. In the U.S., these laws include: the federal Anti-Kickback Statute, the False Claims Act and the Health Insurance Portability and Accountability Act (“HIPAA”).

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

Drug manufacturers can be held liable under the federal civil False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities (including manufacturers) for, among other things, knowingly presenting, or causing to be presented to federal programs (including Medicare and Medicaid) claims for items or services, including drugs, that are false or fraudulent, claims for items or services not provided as claimed, or claims for medically unnecessary items or services. Penalties for a False Claims Act violation include three times the actual damages sustained by the government, plus mandatory civil penalties for each separate false claim; the potential for exclusion from participation in federal healthcare programs, which would preclude reimbursement of our products under the Medicare and Medicaid programs; and, although the federal False Claims Act is a civil statute, conduct that results in a False Claims Act violation may also implicate various federal criminal statutes. The government may deem manufacturers to have “caused” the submission of false or fraudulent claims by, for example, providing certain billing or coding information to customers or promoting a product off-label. Claims which include items or services resulting from a violation of the federal Anti-Kickback Statute are false or fraudulent claims for purposes of the False Claims Act. Our future marketing and activities relating to federal, state and commercial reimbursement for our product candidates, following regulatory approval, and the sale and marketing of our product candidates, are subject to scrutiny under this law.

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

We are subject to data privacy and security regulations administered and enforced by the federal government as well as statutes and regulations adopted in the states in which we conduct our business. At the federal level, the FDA regulations for the protection of human research subjects require that we protect the privacy of personal information and obtain appropriate informed consent in connection with research using identifiable subject information or identifiable biological samples. In addition, the data privacy and security regulations implementing HIPAA impose strict limitations on the use and disclosure of individually identifiable health information, including for research purposes. Civil and criminal penalties may be imposed on entities subject to HIPAA, both by the HHS Office for Civil Rights and by state attorneys general, who have the authority to file civil actions for damages or injunctions in federal courts to enforce the HIPAA privacy, security and security breach notification regulations and to seek attorney’s fees and costs associated with pursuing such actions. In addition, the Federal Trade Commission has broad authority to investigate and initiate enforcement actions regarding any activity affecting the privacy or security of personal information that it deems deceptive or unfair. At the state level, a rapidly growing body of privacy and data protection laws impose requirements and restrictions, some of which are more stringent than federal law and many of which differ from each other in significant ways, thus complicating compliance efforts. Failure to comply with these laws can result in the imposition of significant civil and criminal penalties.

Additionally, the federal Physician Payments Sunshine Act (the “Sunshine Act”), within the ACA, and its implementing regulations, require that certain manufacturers of drugs, devices, biological and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) report annually to CMS information related to certain payments or other transfers of value made or distributed to physicians and teaching hospitals, or to entities or individuals at the request of, or designated on behalf of, physicians, certain other healthcare professionals and teaching hospitals and to report annually certain ownership and investment interests held by physicians, certain other healthcare professionals and their immediate family members. Effective January 1, 2022, these reporting obligations were extended to include transfers of value made to certain non-physician providers such as physician assistants and nurse practitioners. In addition, many states also govern the reporting of payments or other transfers of value, many of which differ from each other in significant ways, are often not preempted, and may have a more prohibitive effect than the Sunshine Act, thus further complicating compliance efforts.

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

In order to distribute products commercially, we must comply with state laws that require the registration of manufacturers and wholesale distributors of drug and biological products in a state, including, in certain states, manufacturers and distributors who ship products into the state even if such manufacturers or distributors have no place of business within the state. Several states have enacted legislation requiring pharmaceutical and biotechnology companies to establish marketing compliance programs, file periodic reports with the state, make periodic public disclosures on sales, marketing, pricing, clinical trials and other activities, and register their sales representatives, as well as to prohibit pharmacies and other healthcare entities from providing certain physician prescribing data to pharmaceutical and biotechnology companies for use in sales and marketing, and to prohibit certain other sales and marketing practices. All of our activities are potentially subject to federal and state consumer protection and unfair competition laws.

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

Current and Future Legislation

In the U.S. and some foreign jurisdictions, there have been, and likely will continue to be, a number of legislative and regulatory changes and proposed changes regarding the healthcare system directed at broadening the availability of healthcare, improving the quality of healthcare and containing or lowering the cost of healthcare.

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

•	extended a manufacturer’s Medicaid rebate liability to covered drugs dispensed to individuals who are enrolled in Medicaid managed care organizations.

•	expanded the entities eligible for discounts under the 340B Drug Discount Program.

•	established a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected.

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

Since its enactment, there have been numerous judicial, administrative, executive and legislative challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Most recently, the Supreme Court upheld the constitutionality of the law in June 2021; however, there are ongoing challenges in federal court and future legal disputes remain possible. Additionally, Congress has introduced several pieces of legislation aimed at significantly revising or repealing the ACA, and the law may be subjected to various executive orders and regulatory action to expand or reduce the scope of the law, based on the administration controlling the White House. The law may continue to exert significant pressure on pharmaceutical pricing and our profitability.

Moreover, in May 2018, the first Trump Administration released its “Blueprint to Lower Drug Prices and Reduce Out-of-Pocket Costs,” or the Blueprint, and President Trump also issued a number of Executive Orders in 2020 that were aimed at lowering the prices of prescription drugs. Certain pricing-related initiatives under the first Trump Administration have taken effect. For example, in May 2019, CMS issued a final rule to allow Medicare Advantage Plans the option of using step therapy, a form of drug utilization management, for Part B drugs, which took effect on January 1, 2020. Other rules enacted under the first Trump Administration, however, were stayed as a result of pending litigation or rescinded by the former Biden Administration or by Congress. For example, a rule enacted under the first Trump Administration known as the “Most Favored Nations” rule would have set Medicare Part B reimbursement at an amount no higher than the lowest price that a drug manufacturer receives on a particular product in an index of foreign countries. This rule was the subject of litigation and was formally rescinded by the former Biden Administration in August 2021. The second Trump Administration later renewed the idea of international referencing pricing through a May 2025 executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” Among other things, this executive order directs the Secretary of HHS to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also states that the Administration will take additional aggressive action should manufacturers fail to offer American consumers the most-favored-nation lowest price.

Other legislative changes have been proposed and adopted in the U.S. since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, created measures for spending reductions by Congress. A Joint Select Committee on Deficit Reduction, tasked with recommending a targeted deficit reduction of at least $1.2 trillion for the years 2013 through 2021, was unable to reach required goals, thereby triggering the legislation’s automatic reduction to several government programs. This includes aggregate reductions of Medicare payments to providers up to 2% per fiscal year, which went into effect in April 2013, following passage of the Bipartisan Budget Act of 2013, and will remain in effect through the first six months of 2032 unless additional Congressional action is taken. However, the Medicare sequester reductions under the Budget Control Act were suspended from May 1, 2020 through March 31, 2022 due to the COVID-19 pandemic. There was a 1% reduction through the end of June 2022, after which the cuts returned to 2%. Absent Congressional action, there also was a possibility that an up to 4% Medicare sequester could be triggered in January 2025, pursuant to the Statutory Pay-As-You-Go Act of 2010 (“PAYGO”). Under PAYGO, if the five- or ten-year PAYGO scorecard shows a net cost at the end of a Congressional session, then the Office of Management and Budget is required to issue a sequestration order. However, in December 2024, Congress enacted the American Relief Act, which set the balances on both PAYGO scorecards to zero for all years, effectively waiving any potential sequestration under the Statutory PAYGO Act of 2010. Finally, the American Rescue Plan Act of 2021 eliminated the Medicaid unit rebate AMP cap effective as of January 1, 2024, and the removal of this rebate cap could significantly impact our Medicaid rebate liability for any future products.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. In August 2022, Congress enacted the Inflation Reduction Act (“IRA”), a law that included sweeping changes to the payment for drugs under the Medicare program. Among other provisions, the IRA contains (i) a drug price negotiation program for certain high-spend Medicare drugs that have been on the market for a certain length of time and lack generic or biosimilar competition, under which Medicare prices for such drugs are capped by a “maximum fair price”; (ii) new manufacturer rebate obligations on certain drugs paid under Medicare Part B or D whose prices increase faster than inflation relative to a benchmark period; and (iii) a redesign of the Part D benefit, including capping patients’ annual out-of-pocket costs on Part D drugs, lowering the beneficiary out-of-pocket threshold, streamlining the Part D benefit to eliminate the “coverage gap” phase, and replacing the manufacturer coverage gap discount program with a new manufacturer discount program – the Medicare Part D Manufacturer Discount Program – that provides discounts throughout the post-deductible benefit phases. CMS has established “maximum fair prices” for selected drugs for coverage year 2026 and select drugs for negotiation for coverage year 2027. Additionally, there are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. The impact of the IRA on research and development, the pharmaceutical supply chain and other aspects of our business and industry remains uncertain. Over time, provisions of the IRA could increase our government discount and rebate liabilities, reduce the revenues we may eventually be able to collect from sales of our products as well as present potential challenges for payor negotiations and formulary access.

In October 2022, former President Biden issued executive order 14087 calling on the Secretary to consider whether to select for testing by the CMS innovation center new health care payment and delivery models that would lower drug costs and promote access to innovative drug therapies for beneficiaries enrolled in the Medicare and Medicaid programs, including models that may lead to lower cost-sharing for commonly used drugs and support value-based payment that promotes high-quality care. In response, the CMS innovation center released a report in February 2023, identifying three selected models: Medicare High-Value Drug Model, the Cell & Gene Therapy Access Model, and the Accelerating Clinical Evidence Model. However, within his initial days in office, President Trump issued an executive order rescinding former President Biden’s executive order 14087, thereby cancelling the Medicare High-Value Drug Model and the Accelerating Clinical Evidence Model. HHS has indicated, however, that the Cell & Gene Therapy Access Model will continue as planned.

The Trump Administration may pursue new or different drug pricing, trade, social, and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, President Trump took executive action to end diversity, equity, and inclusion initiatives among public-sector contractors and grantees. Additionally, in February 2025, the Department of Health and Human Services (“HHS”) announced that it is rescinding agency policy regarding public participation in certain kinds of HHS rulemaking, known as the Richardson Waiver. Under the Richardson Waiver, HHS waived a statutory exemption that allowed the agency to enact regulation on matters relating to “agency management or personnel or to public property, loans, grants, benefits or contracts” without engaging in notice-and-comment rulemaking, except as otherwise required by law. Now that the Richardson Waiver has been revoked, HHS may opt not to seek public comment on regulations related to these types of matters, which may prevent us from meaningful engagement in the rulemaking process. However, the extent to which HHS will use its discretion not to provide notice-and-comment procedures or the specific topics it views as subject to the Richardson Waiver remain unknown at this time. Moreover, the Trump Administration announced plans to restructure HHS, including substantial reductions in work force. It is not clear how this restructuring will impact our business. Finally, the Trump Administration has announced broad tariffs on foreign imports, which in many cases has caused other nations to levy reciprocal tariffs on goods manufactured in the United States. It also is possible that specific tariffs on pharmaceutical products are forthcoming. These measures could impact our costs for raw materials and manufacturing as well as the market for our future products. Further, some of the Trump Administration’s policy initiatives may be subject to litigation, increasing the uncertainty of their effects on our business.

It is possible that Congress or the Administration may take further actions to control drug prices. Further federal, state and foreign legislative and regulatory developments are likely, and we expect these already enacted and ongoing initiatives to increase pressure on drug pricing. Reforms could have an adverse effect on anticipated revenues from product candidates and may affect our overall financial condition and ability to develop product candidates. For example, a budget resolution that passed the House of Representatives in February 2025 instructed the House Energy & Commerce Committee to reduce the federal deficit by at least $880 billion over 10 years, and the majority of these cuts are expected to impact the Medicaid program and Children’s Health Insurance Program (“CHIP”). These cuts could involve reducing the scope of coverage under Medicaid and CHIP, including as it relates to prescription drug benefits.

At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical and biotherapeutic product pricing, including restrictions on pricing or reimbursement at the state government level, limitations on discounts to patients, marketing cost disclosure and transparency measures, and, in some cases, policies to encourage importation from other countries (subject to federal approval) and bulk purchasing, including the National Medicaid Pooling Initiative. In particular, the obligation to provide notices of price increases to purchasers under laws such as California’s SB-17 may influence customer ordering patterns for our product candidates, following regulatory approval, which in turn may increase the volatility of our revenues as a reflection of changes in inventory volumes. In addition, some state legislatures have established Prescription Drug Affordability Boards (“PDABs”), which under certain circumstances may conduct affordability reviews and establish upper payment limits (“UPLSs”) for drugs purchased in the state. For example, on August 4, 2023, the Colorado PDAB commenced an affordability review of five prescription drugs, including three products that are indicated to treat plaque psoriasis (ENBREL®, COSENTYX®, STELARA®). Amgen subsequently brought suit challenging the legality of the Colorado PDAB’s efforts to set a UPL for ENBREL, but that suit was dismissed without prejudice in March 2025 for lack of standing, in part because the Colorado PDAB has not yet issued UPLs impacting Amgen’s products. We cannot predict the outcome of such state PDAB affordability reviews or payment limitations or their impact on our future products. We may continue to see additional state action related to prescription drug pricing.

Packaging and Distribution in the United States

If our product candidates are made available to authorized users of the Federal Supply Schedule of the General Services Administration once approved, additional laws and requirements apply. Products must meet applicable child-resistant packaging requirements under the U.S. Poison Prevention Packaging Act. Manufacturing, sales, promotion and other activities also are potentially subject to federal and state consumer protection and unfair competition laws.

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

European Union and United Kingdom Drug Development

On June 23, 2016, the electorate in the U.K. voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, on March 29, 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The U.K. formally left the European Union on January 31, 2020. A transition period began on February 1, 2020, during which E.U. pharmaceutical law remained applicable in the U.K. However, this ended on December 31, 2020. On December 30, 2020, the U.K. and European Union signed the Trade and Cooperation Agreement, which includes an agreement on free trade between the two parties, although provides minimal provisions on medicinal products. Since that time, Great Britain operated a separate regulatory regime for medicinal products, although Northern Ireland continued to follow E.U. law. Further, on March 24, 2023, an agreement was reached by the U.K. and E.U. (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which has applied from January 1, 2025. The Windsor Agreement seeks to simplify the supply of medicines between Great Britain and Northern Ireland and means the E.U. legislation does not apply in all cases in Northern Ireland. Since the regulatory framework in the U.K. covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from E.U. Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the U.K., as the U.K. legislation now has the potential to diverge from E.U. legislation. This continues to impact regulatory requirements for medicinal products and devices in the U.K. The MHRA has published detailed guidance for industry and organizations on the positions in the U.K., and continues to update them as the U.K.’s regulatory position on medicinal products and medical devices evolves. There are also a number of ongoing consultations on the future legislation in the U.K.

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

The E.U. clinical trials legislation underwent a transition process due to the application of the new Clinical Trials Regulation (E.U.) No 536/2014 (the “Regulation”), which is mainly aimed at harmonizing and streamlining clinical trial authorization, simplifying adverse-event reporting procedures, improving the supervision of clinical trials and increasing their transparency. In April 2014, the E.U. adopted the Regulation, which started to apply on January 31, 2022 and replaced the previous Clinical Trials Directive 2001/20/EC (the “Directive”). Specifically, the new Regulation, which is directly applicable in all Member States without the need for E.U. Member States to transpose it into national law, aims at simplifying and streamlining the approval of clinical trials in the E.U. For instance, the new Regulation provides for a streamlined application procedure via a single entry point and strictly defined deadlines for the assessment of clinical trial applications. It also provides for increased transparency and proactive publication of clinical trial documents and results, subject to certain exceptions and derogations.

Following Brexit, this Regulation is not applicable in the U.K., and the national legislation put in place to implement the Directive continues to apply to trials conducted in the U.K., although a consultation is ongoing in relation to future changes.

European Union and United Kingdom Drug Marketing

Much like the federal Anti-Kickback Statue prohibition in the U.S., the provision of benefits or advantages to physicians and healthcare organizations to induce or encourage the prescription, recommendation, endorsement, purchase, supply, order, administration or use of medicinal products is also prohibited in the EEA and U.K. E.U. Directive 2001/83/EC, which is the Directive governing medicinal products for human use, as implemented in the relevant Member State and the U.K., the national anti-bribery laws of the European Union Member States, and the Bribery Act 2010 in the U.K., as well as the industry Codes of Practice that are based on the European Federation of Pharmaceutical Industries and Associations (EFPIA) Code of Practice, collectively prohibit the provision of benefits or advantages to induce or reward improper performance. Infringement of these laws could result in substantial fines and imprisonment. E.U. Directive 2001/83/EC further provides that, where medicinal products are being promoted to persons qualified to prescribe or supply them, no gifts, pecuniary advantages or benefits in kind may be supplied, offered or promised to such persons unless they are inexpensive and relevant to the practice of medicine or pharmacy. This provision has been transposed into the national laws of the E.U. Member States, as well as in the U.K. Human Medicines Regulations 2012 and so remains applicable in the U.K. despite its departure from the E.U. Promotion of prescription-only medicinal products to an audience other than healthcare professionals is prohibited in the EEA and the U.K.

Depending on the applicable national rules in the E.U. Member States and the U.K., payments and other transfers of value made to physicians, physician associations, medical students, healthcare organizations, patient organizations and other stakeholders in the E.U. Member States, the U.K. and Member States of the EEA must be publicly disclosed. Moreover, agreements with physicians often must be the subject of prior notification and approval by the physician’s employer, his or her competent professional organization and the regulatory authorities of the individual country. These requirements are provided in the national laws, industry codes or professional codes of conduct, applicable in the relevant country. Failure to comply with these requirements could result in reputational risk, public reprimands, administrative penalties, fines or imprisonment.

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

•
National MAs, which are issued by the competent authorities of the Member States of the EEA and only cover their respective territory, are available for products not falling within the mandatory scope of the centralized procedure. If a product is to be authorized in more than one Member State, the assessment procedure is coordinated between the relevant E.U. Member States. Where a product has already been authorized for marketing in a Member State of the EEA, the national MA can be recognized in another Member State through the mutual recognition procedure. If the product has not received a national MA in any Member State at the time of application, it can be approved simultaneously in various Member States through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the Member States in which the MA is sought, one of which is selected by the applicant as the Reference Member State (the “RMS”). The competent authority of the RMS coordinates the preparation of a draft assessment report, a draft summary of the product characteristics (the “SmPC”), and a draft of the labeling and package leaflet, which are sent to the other Member States (referred to as the Concerned Member States) for their final approval. If the Concerned Member States raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling, or packaging circulated by the RMS, the coordinated procedures is closed, and the product is subsequently granted a national MA in all the Member States (i.e., in the RMS and the Concerned Member States).

Under the above-described procedures, during the assessment of the documents submitted in the MAA and before granting the MA, the EMA or the competent authorities of the Member States of the EEA make an assessment of the risk-benefit balance of the product on the basis of scientific criteria concerning its quality, safety and efficacy. The centralised MAs are granted by the European Commission, where the national MAs are granted by the competent authorities of the Member States of the EEA.

Now that the U.K. has left the European Union, and following the changes introduced by the Windsor Agreement, the countries of the U.K. are no longer covered by centralized MAs. On January 1, 2024, the International Recognition Procedure (“IRP”) was introduced, whereby the Medicines and Healthcare products Regulatory Agency (the “MHRA”), the U.K. medicines regulator, may rely on a decision taken by other international regulators, including the European Commission and the U.S. FDA, in order to more quickly grant a new MA valid in Great Britain or the U.K. A separate application will, however, still be required and the MHRA has the right to undertake its own assessment of the dossier. There are two such routes, allowing recognition in a 60-day or 110-day timelines. The IRP is in addition to the MHRA’s national procedures, including the shortened 150-day timetable.

European Union and United Kingdom Data Protection and Market Exclusivity

In the EEA and U.K., innovative medicinal products, approved on the basis of a full dossier of preclinical and clinical data as part of the MAA, qualify for eight years of data protection upon marketing authorization and an additional two years of market exclusivity. The data protection, if granted, prevents generic or biosimilar applicants from referencing the innovator’s preclinical and clinical trial data contained in the dossier of the reference innovative product when applying for a generic or biosimilar MA in the EEA/U.K., for a period of eight years from the date of authorization of the reference product. During the additional two-year period of market exclusivity, a generic or biosimilar marketing authorization application can be submitted, and the innovator’s data may be referenced, but no generic or biosimilar product can be marketed until the expiration of the market exclusivity. The overall ten-year period can be extended to a maximum of 11 years if, during the first eight years of those ten years, the marketing authorization holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are determined to bring a significant clinical benefit in comparison with currently approved therapies. Even if an innovative medicinal product gains the prescribed period of data protection, however, another company may market another version of the product if such company obtained a MA based on a marketing authorization application with a complete independent data package of pharmaceutical tests, preclinical tests and clinical trials (i.e., without cross-referencing to the data within the reference innovative product).

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

In the EEA, orphan drug designation entitles a party to benefits such as scientific advice (protocol assistance) and financial incentives such as reduction of fees or fee waivers. In addition, if the criteria for orphan designation are found to be maintained at the time of authorization of the product, ten years of market exclusivity is granted following grant of an orphan marketing authorization. During this market exclusivity period, neither the EMA nor the European Commission nor any of the competent authorities in the EEA Members States can accept an application or grant a marketing authorization for a “similar medicinal product” for the same indication. A “similar medicinal product” is defined as a medicinal product containing a similar active substance or substances as contained in an authorized orphan medicinal product, and which is intended for the same therapeutic indication. This orphan exclusivity period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Market exclusivity may also be broken, so a similar product may be authorized for the same indication, in very select cases, such as if (i) it is established that a similar medicinal product is safer, more effective or otherwise clinically superior to the authorized product; (ii) the marketing authorization holder consents to the grant of marketing authorization for the similar product; or (iii) the marketing authorization holder cannot supply enough orphan medicinal product. Orphan drug designation must be requested before submitting an application for marketing approval. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process and must be confirmed at the time of grant of the marketing authorization (i.e., reassessment of compliance with the orphan designation criteria).

On April 26, 2023, as part of the E.U. Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the E.U. pharmaceutical legislation. If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both (i) the “non-orphan” data protection and market exclusivity regime described in the previous section; and (ii) the orphan exclusivities. Subject to the outcome of the ongoing legislative process in the European Parliament and the Council, the revisions may potentially reduce/modulate the rewards that could be granted to both non-orphan and orphan medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medical products addressing high unmet medical need. The adoption of the new legislation is not expected before the end of 2025 at the earliest and it will start to apply 18 months after the entry in force.

Following Brexit, a separate process for orphan drug designation applies in the U.K. There is no pre-marketing authorization orphan designation step required (as there is in the EEA), and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to the U.K. only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the U.K.). Following the application of the Windsor Agreement on January 1, 2025, orphan products cover the whole of the U.K.

European Union and United Kingdom Pediatric Investigation Plan

In the EEA and U.K., MAAs for new medicinal products have to include the results of studies conducted in the pediatric population, in compliance with a pediatric investigation plan (a “PIP”), agreed with the EMA’s Pediatric Committee (a “PDCO”) or MHRA as relevant. The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which marketing authorization is being sought. The PDCO/MHRA can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO/MHRA when this data is not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. If a marketing authorization is obtained and trial results are included in the product information, even when negative, and the product is approved in all Member States, non-orphan products are eligible for six months’ supplementary protection certificate extension. In the case of orphan medicinal products, a two-year extension of the orphan market exclusivity may be available. This pediatric reward is subject to specific conditions and is not automatically available when data in compliance with the PIP are developed and submitted.

As noted above, the upcoming legislative reforms in the E.U., which are part of the new E.U. Pharmaceutical Strategy may, potentially result in a reduction of the above pediatric rewards and imposition of additional requirements for grant of rewards.

European Union and United Kingdom Data Protection Regime

The processing of personal data, including health data, in the EEA is governed by the General Data Protection Regulation (the “GDPR”), which became effective May 25, 2018. The GDPR applies to any company established in the EEA and to companies established outside the EEA that process personal data in connection with the offering of goods or services to data subjects in the European Union or EEA or the monitoring of the behavior of data subjects in the European Union or EEA. The GDPR enhances data protection obligations for data controllers of personal data, including inter alia stringent requirements relating to lawful and legitimate basis and purposes for the processing of personal data, the consent of data subjects, expanded disclosures about how personal data is used, requirements to conduct privacy impact assessments for “high risk” processing, limitations on retention of personal data, appointment of a data protection officers, conclusion of data processing agreements, mandatory data breach notification and “privacy by design” requirements, and creates direct obligations on service providers acting as data processors. The GDPR also imposes strict rules on the transfer of personal data outside of the EEA to countries that do not ensure an adequate level of protection, like the U.S. In the past, one such data transfer mechanism was the E.U.-U.S. Privacy Shield, but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). In July 2023, the U.S. and E.U. implemented the E.U.-U.S. Data Privacy Framework (“DPF”) replacing the invalidated Privacy Shield. Companies can now use this new mechanism to transfer personal data from the E.U. to the U.S. and from Switzerland to the U.S. The U.K. Extension to the E.U.-U.S. Data Privacy Framework (“Data Bridge”) entered into force in October 2023, allowing certifying entities to transfer personal data from the U.K. to the U.S. At the moment it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. It is also unclear if changes introduced in the U.S. by the Trump Administration will lead the European Commission to reconsider the DPF. Related questions were raised in the European Parliament in the beginning of 2025.

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

The use of the new SCCs may increase the legal risks and liabilities under EEA privacy, data protection and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs and the DPF, any transfers by us or our vendors of personal information from the EEA to the U.S. may not comply with the EEA data protection laws, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EEA personal information outside of the EEA (including clinical trial data), and may adversely impact our operations and product development.

The competent authorities and courts in a number of E.U. Member States continue to closely scrutinize and question the GDPR compliance of processing of personal data by U.S.-based entities or entities with links to U.S.-based entities, independently of whether personal data is actually transferred outside the EEA. Failure to comply with the requirements of the GDPR and the related national data protection laws of the EEA Member States may result in fines up to €20 million or 4% of a company’s global annual revenues for the preceding financial year, whichever is higher. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of E.U. Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the E.U. member state in question and the competent authority bringing the claim is not the lead supervisory authority.

In addition, further to the U.K.’s exit from the European Union on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the GDPR (as it existed on December 31, 2020 but subject to certain U.K. specific amendments) into U.K. law, referred to as the U.K. GDPR. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but aligned to the European Union’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from E.U. member states to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the adequacy decision will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. On March 18, 2025, the European Commission proposed to extend its adequacy decision in favor of the U.K. for an additional six-month period. This would allow transfers of personal data from the E.U. to the U.K. to continue until December 27, 2025 and is intended to allow time for the legislative process to conclude in the U.K. Once this process is concluded, the European Commission will assess the new U.K. legal framework and decide on its adequacy. In the meantime, the U.K. data protection rules that were found adequate in June 2021 remain in place and continue to apply to data transferred from the E.U.

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

If we fail to comply with applicable foreign regulatory requirements, we may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products and operating restrictions.

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

Compliance with the FCPA is expensive and difficult, particularly in countries in which corruption is a recognized problem. In addition, the FCPA presents particular challenges in the pharmaceutical industry, because, in many countries, hospitals are operated by the government, and doctors and other hospital employees are considered foreign officials. Certain payments to hospitals in connection with clinical trials and other work have been deemed to be improper payments to government officials and have led to FCPA enforcement actions. Further, other anti-corruption laws, such as the U.K. Bribery Act, are broader and can regulate payments to non-governmental entities.

Various laws, regulations and executive orders also restrict the use and dissemination outside of the U.S., or the sharing with certain non-U.S. nationals, of information classified for national security purposes, as well as certain products and technical data relating to those products. If we expand our presence outside of the U.S., it will require us to dedicate additional resources to comply with these laws, and these laws may preclude us from developing, manufacturing, or selling certain product candidates outside of the U.S., which could limit our growth potential and increase our development costs.

The failure to comply with laws governing international business practices may result in substantial civil and criminal penalties and suspension or debarment from government contracting. The SEC also may suspend or bar issuers from trading securities on U.S. exchanges for violations of the FCPA’s accounting provisions.

Coverage and Reimbursement

Successful commercialization of new drug products depends in part on the extent to which reimbursement for those drug products will be available from government programs, such as Medicare and Medicaid, private health insurers and other organizations. Government authorities and third-party payors, such as private health insurers and health maintenance organizations, decide which drug products they will pay for and establish reimbursement levels. The availability and extent of reimbursement by governmental and private payors is essential for most patients to be able to afford a drug product. Sales of drug products depend substantially, both domestically and abroad, on the extent to which the costs of drugs products are covered or paid for by the federal or national government as well as commercial managed care organizations, pharmacy benefit managers and similar healthcare management organizations.

A primary trend in the U.S. healthcare industry and elsewhere is cost containment, and efforts of third-party payors to contain or reduce health care costs may adversely affect our ability to establish or maintain appropriate prices for our product candidates following regulatory approval. Such efforts include the use of accumulator adjustment programs that do not consider amounts paid by pharmaceutical copay assistance programs as counting towards a patient’s deductible or other out-of-pocket costs. Under new rules promulgated by CMS that would have taken effect January 1, 2023, such accumulator adjustment (or similar) programs could affect the amount of rebates owed by manufacturers under the Medicaid Drug Rebate Program or affect our ability to offer various forms of patient support, including copay assistance. However, this regulation was struck down in Federal court in May 2022. Additionally, there was litigation challenging CMS’ co-pay accumulator policies for non-grandfathered health plans. On September 29, 2023, a federal district court vacated provisions of the 2021 Notice of Benefit and Payment Parameter (“NBPP”) final rule that provided health plans with discretion whether to include manufacturer assistance toward the annual cost-sharing limit. Further, on December 22, 2023, the district court clarified that the effect of the vacatur is to reinstate the 2020 NBPP final rule, which barred the use of accumulators for brand drugs without generics. Both parties initially appealed, and subsequently withdrew their appeals. In its 2025 NBPP final rule, CMS did not address its co-pay accumulator policy and has not issued other guidance explaining its interpretation of the court’s ruling, appearing to allow the 2020 policy to remain in effect. Although CMS declined in the 2026 NBPP proposed rule to propose changes to its existing policies regarding the impact of manufacturer support on enrollee cost-sharing limits, the agency announced an intention for future rulemaking on this topic, without committing to a timeline. At the same time, however, certain states have passed laws prohibiting third-party payors from utilizing accumulator programs.

Government authorities and third-party payors also have attempted to control costs by limiting coverage and the amount of reimbursement for particular drug products. In many countries, the prices of drug products are subject to varying price control mechanisms as part of national health systems. In general, the prices of drug products under such systems are substantially lower than in the U.S. Other countries allow companies to fix their own prices for drug products, but monitor and control company profits. Accordingly, in markets outside the U.S., the acquisition costs and reimbursement for drug products may be lower than within the U.S.

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

Third-party payors may limit coverage to specific products on an approved list or formulary, which might not include all of the FDA-approved products for a particular indication. Also, third-party payors may refuse to include a particular branded drug on their formularies or otherwise restrict patient access to a branded drug when a less costly generic equivalent or another alternative is available. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost-effectiveness of medical products and services and imposing controls to manage costs.

The Medicare Prescription Drug, Improvement, and Modernization Act of 2003 (the “Medicare Modernization Act” or the “MMA”), established the Medicare Part D program to provide a voluntary prescription drug benefit to Medicare beneficiaries. Under Part D, Medicare beneficiaries may enroll in prescription drug plans offered by private entities that provide coverage of outpatient prescription drugs. Unlike Medicare Parts A and B, Part D coverage is not standardized. While all Medicare drug plans must give at least a standard level of coverage set by Medicare, Part D prescription drug plan sponsors are not required to pay for all covered Part D drugs (except for those selected for negotiation under the IRA as described above), and each drug plan can develop its own drug formulary that identifies which drugs it will cover and at what tier or level. However, Part D prescription drug formularies must include drugs within each therapeutic category and class of covered Part D drugs, though not necessarily all the drugs in each category or class. Any formulary used by a Part D prescription drug plan must be developed and reviewed by a pharmacy and therapeutic committee. Government payment for some of the costs of prescription drugs may increase demand for drugs for which we obtain marketing approval. Any negotiated prices for any of our products covered by a Part D prescription drug plan will likely be lower than the prices we might otherwise obtain. Moreover, while the MMA applies only to drug benefits for Medicare beneficiaries, private payors often follow Medicare coverage policy and payment limitations in setting their own payment rates. Any reduction in payment that results from the MMA may result in a similar reduction in payments from non-governmental payors.

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

Many parameters of the 340B program are subject to uncertainty. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. Additionally, although HRSA historically has interpreted 340B discounts to apply only to “patients” who had their care initiated at a given 340B covered entity, a November 2023 district court ruling struck down this understanding as too narrow. Although the ruling applies only to the parties to the litigation, it introduces uncertainty as to the scope of the 340B program and may serve as a precedent for future litigation or legislation impacting the industry at large. In another ongoing case impacting the scope of the 340B program, in November 2023, various hospitals sued HRSA to challenge an agency policy requiring that “child sites” of a hospital must be included on that hospital’s most recent Medicare cost report to qualify for discounts under the program. The outcome of this litigation could increase the speed at which new locations of 340B covered entities are able to access 340B discounts. In 2024, several manufacturers announced an intention to adopt a “rebate model” that would offer covered entities 340B pricing through a rebate off a product’s list price rather than as an up-front discount. HRSA objected to the rebate model, including by threatening to terminate the manufacturers from the 340B program. Several manufacturers filed suit against HRSA, and the outcome of this litigation could impact the scope of the 340B program and the manner in which covered entities may access 340B pricing. Finally, it also is possible that Congress could consider other legislation that amends or reforms the 340B Drug Discount Program.

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

These laws and future state and federal healthcare reform measures may be adopted in the future, any of which may result in additional reductions in Medicare and other healthcare funding and otherwise affect the prices we may obtain for any product candidates for which we may obtain regulatory approval or the frequency with which any such product candidate is prescribed or used.

Outside of the U.S., the pricing of pharmaceutical products and medical devices is subject to governmental control in many countries. For example, in the European Union and U.K., pricing and reimbursement schemes vary widely from country to country. Some countries provide that products may be marketed only after a reimbursement price has been agreed. Some countries may require the completion of additional studies that compare the cost effectiveness of a particular therapy to currently available therapies or so-called health technology assessments, in order to obtain reimbursement or pricing approval. Other countries may allow companies to fix their own prices for products, but monitor and control product volumes or the amount of profit made on those profits, and issue guidance to physicians to limit prescriptions. Efforts to control prices and utilization of pharmaceutical products and medical devices will likely continue as countries attempt to manage healthcare expenditures.

Human Capital Management

As of March 31, 2025, we and our subsidiaries had approximately 750 full-time employees, including 693 in the U.S.

Our human capital objectives include sourcing, recruiting, retaining, incentivizing and developing our existing and future employees. We believe we can achieve our human capital objectives by implementing the following approaches:

•	Hire high-caliber talent across all levels using both a dedicated in-house talent acquisition team and top-tier executive search firms
•	Recruit multidisciplinary talent from a broad range of industries, including biopharmaceuticals, financial services, technology and consulting
•	Invest in early career development through a number of important initiatives:
•	A robust Rotational Analyst (“RA”) program, hiring recent college graduates from top private and public institutions
•	PharmD Fellowship program in partnership with the UNC Eshelman School of Pharmacy
•	Support Roivant and Roivant Social Ventures’ summer internship program for current PharmD candidates
•	Partnership with Girls Who Invest to help attract and support women investors
•	Offer highly competitive short- and long-term incentives through both Roivant and Vant share-based compensation programs and meaningful performance-based cash bonuses
•
Undertake rigorous benchmarking analyses in partnership with third parties to ensure competitive compensation practices and conduct annual pay equity analyses to detect, analyze and remediate any compensation disparities where appropriate

•	Provide company-wide training and speaker programs on topics such as unconscious bias, building trust in relationships and professional development
•	Partner with external organizations to support biopharma-related initiatives in the community
•	Offer a professional development stipend to each employee for use towards individual growth and development
•	Unlock unique career progression across Roivant and Vants through “Vant mobility” and offer unparalleled leadership opportunities for employees through the Vant model
•
Cultivate community among our employee base through Employee Resource Groups (“ERGs”), including Women@Roivant (Roivant’s women’s employee resource group), ROI-GBIV (Roivant’s LGBTQ+ employee resource group), BIPOC (Roivant’s black, indigenous and people of color employee resource group) and Asian@Roivant (Roivant’s Asian American and Pacific Islander employee resource group)

In addition to these specific recruitment and retention practices above, we believe the Vant model offers significant human capital advantages. Our nimble, entrepreneurial Vants operate similarly to independent biotechnology companies where each management team, comprised of world-class drug developers and clinical operators, is solely focused on their respective Vant’s mission. Our and our Vants’ equity incentive plans are designed to attract, retain and motivate selected employees, consultants and directors through the granting of share-based compensation awards to encourage focus, alignment of interests, and calculated risk-taking. As a public company, we expect to continue to hire additional personnel and to implement procedures and processes to address public company regulatory requirements and customary practices.

Corporate and Other Information

We were registered as an exempted limited company in Bermuda in 2014, under the name Valor Biotechnology Ltd. In November 2014, we changed our name to Roivant Sciences Ltd. Our principal executive offices are located at 7th Floor, 50 Broadway, London SW1H 0DB, United Kingdom. Our telephone number is +44 207 400 3347.

Our web page address is https://roivant.com. Our investor relations website is located at https://investor.roivant.com/. We will make available free of charge on our investor relations website under “SEC Filings” our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, our directors’ and officers’ Section 16 Reports and any amendments to those reports after filing or furnishing such materials to the SEC. Additionally, the SEC maintains an internet site that contains reports, proxy and information statements and other information. The address of the SEC’s website is www.sec.gov. References to our website do not constitute incorporation by reference of the information contained on our website, and the information contained on our website is not part of this document nor any other document that we file with or furnish to the SEC.

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

Risks Related to Our Business and Industry

Risks Related to Our Strategy and Financial Position

Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future prospects.

We are a clinical-stage biopharmaceutical and healthcare technology company with a relatively limited operating history upon which you can evaluate our business and prospects. We were formed in April 2014, and our operations to date have primarily been limited to acquiring or in-licensing product candidates, pursuing the clinical development and commercialization of those product candidates, managing and operating our subsidiaries, which we refer to as “Vants,” financing activities, efforts to discover new product candidates and the creation or acquisition of healthcare technology companies and products. Following the acquisition of our subsidiary Dermavant by Organon (the “Dermavant Transaction”), completed in October 2024, we no longer have a commercial-stage product and we do not expect to generate product revenues from the commercial sale of our product candidates for the foreseeable future. Drug development is an inherently uncertain undertaking that involves significant upfront investments and a substantial degree of risk. If we do not successfully address and manage these risks, our business and prospects will suffer.

Our ability to execute on our business model, successfully develop and commercialize product candidates and eventually generate revenues from the sales of our product candidates following regulatory approvals depends on a number of factors, including our ability to:

•	successfully progress and complete our ongoing and future clinical trials;

•	identify and consummate new acquisition or in-licensing opportunities, and then advance the acquired or in-licensed product candidates through clinical trials;

•	obtain regulatory approvals for our current and future product candidates;

•
successfully launch commercial sales of our product candidates following regulatory approvals, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•	set acceptable prices for our product candidates following regulatory approvals and obtain coverage and adequate reimbursement from third-party payors;

•	achieve market acceptance of our product candidates following regulatory approvals in the medical community and with third-party payors and consumers;

•	make milestone, royalty or other payments due under any licenses or agreements;

•	obtain, maintain, expand, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;

•	realize the benefits of our strategic partnerships and other collaborations, including the Dermavant Transaction;

•
attract, hire and retain experienced management teams and qualified personnel to support our ongoing clinical development efforts, including at existing and newly-formed Vants, and successfully prepare for the commercialization of our product candidates following regulatory approvals;

•
initiate and maintain relationships with third-party suppliers and manufacturers and have commercial quantities of product candidates, following regulatory approvals, manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;

•	negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter;

•	raise additional funds when needed and on terms acceptable to us;

•	successfully grow our healthcare technology Vants and market the products and services offered by those Vants;

•	defend against any product liability claims or other lawsuits related to our product candidates; and

•
continue to meet the requirements of being a public company, including requirements under the Sarbanes-Oxley Act of 2002 (“SOX”) and continue to protect our business operations and systems from cybersecurity threats.

Because of the numerous risks and uncertainties associated with biopharmaceutical product development and commercialization, we are unable to predict when and if our product candidates will achieve various milestones in their clinical development, including marketing approval from the FDA or other regulatory authorities, the timing or amount of increased expenses related to these activities or when we will be able to generate revenues from the sale of those product candidates following regulatory approvals or achieve or maintain profitability. Our expenses could increase beyond expectations if we are required by the FDA or other regulatory authorities to perform studies or clinical trials in addition to those that are currently anticipated or to otherwise provide data beyond that which we currently believe is necessary to support an application for marketing approval in the U.S. or another jurisdiction, or if there are any delays in any of our current or future clinical trials or the development of our product candidates. Our inability to successfully execute on the objectives described herein would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Following the acquisition or in-licensing, our strategy often entails designing low-cost studies for a product candidate that result in a quick “go/no-go” decision on whether or how to proceed with future development for a given asset. In the event a product candidate fails to demonstrate a meaningful clinical effect or presents potential safety or tolerability issues in these early-stage studies, we may decide to discontinue development of the product candidate. In these cases, we generally will be unable to recoup any of the expenses associated with the acquisition or in-licensing of the product candidate or the costs associated with the studies. We may decide to proceed with the development of a product candidate on the basis of that study and later determine that the more costly and time intensive trials required for regulatory approvals do not support the initial value the product candidate was thought to hold or demonstrate the product profile required for a marketing approval. Even if a product candidate does prove to be valuable or successful in receiving marketing approval, its value may be less than we anticipated at the time of the investment, including after payments of applicable royalty and milestone payments to the licensor, and we may not be able to recover the investment we made in developing the product candidate.

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

We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates in the near term. As a result, we cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.9 billion and retained earnings of approximately $116.1 million.

We may never be able to successfully develop, achieve regulatory approvals for or commercialize our product candidates. Even if approved, our product candidates may not generate meaningful product revenues or enable us to achieve or maintain profitability. We expect to incur substantial operating losses for the foreseeable future, through the projected commercialization of our product candidates. Our ability to generate meaningful product revenues and achieve and sustain profitability depends on our ability to complete the development of our product candidates, obtain necessary regulatory approvals for our product candidates and manufacture and successfully market our product candidates alone or in collaboration with others. Revenues from the sale of any product candidate for which regulatory approval is obtained will depend, in part, upon the size of the markets in the territories for which we may gain regulatory approval, the accepted price for the product candidate, the ability to obtain reimbursement at any price, the strength and term of patent exclusivity for the product candidate and the overall competitive landscape. Even if we achieve profitability from product revenues in the future, we may not be able to sustain profitability in subsequent periods. Our failure to achieve and sustain profitability could depress the market value of our company and impair our ability to raise capital, expand our business and pipeline and market any product candidates following regulatory approval.

We face risks associated with the allocation of capital and personnel across our businesses.

Because we have finite financial and management resources, we must make challenging decisions regarding the allocation of capital and personnel across our businesses. We face certain risks associated with these decisions and may fail to capitalize on viable commercial product candidates or profitable market opportunities as a result. For example, we may decide not to pursue a particular in-licensing or acquisition opportunity, or a potential target indication for a product candidate, that later proves to have greater commercial potential than our current and planned development programs and product candidates. Similarly, decisions to delay or terminate certain programs may subsequently also prove to be suboptimal and could cause us to miss valuable opportunities. In addition, our management’s attention to one product candidate or target indication may divert their attention from another opportunity or indication that ultimately might have proven more successful. If we do not accurately evaluate the commercial potential or target market for a particular product candidate or indication, or misinterpret trends in the biopharmaceutical industry more generally, we may relinquish valuable rights to a product candidate through collaboration, licensing or other royalty arrangements, or fail to pursue a target indication, which would have been more advantageous, and our business, financial condition, results of operations and growth prospects could be materially adversely affected. In addition, our spending on current and future research and development programs and other future product candidates may not yield any commercially viable future product candidates.

We may pursue additional in-licenses or acquisitions of product candidates or programs, which entail additional risk to us. Identifying, selecting and acquiring promising product candidates requires substantial technical, financial, legal and human resources expertise. Our efforts may not result in the actual acquisition or in-license of a successful product candidate, potentially resulting in a diversion of our management’s time and the expenditure of our resources with no resulting benefit. If we are unable to identify programs that ultimately result in approved products, we may spend material amounts of our capital and other resources evaluating, acquiring and developing product candidates that ultimately do not provide a return on our investment, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Operating the Vants independently, rather than under a centralized, consolidated management team, may result in increased costs at Roivant and the Vants, as certain functions or processes, including sales and marketing, clinical and nonclinical personnel, business development, finance, accounting, human resources and legal functions, are replicated at Roivant and at multiple Vants. There may also be certain start-up costs associated with the establishment of a new Vant or integration of a newly acquired business into a Vant, which are greater under the Vant model than they would be under a centralized model. The use of the Vant model may also entail increased costs for us, including the time and expenses associated with hiring Vant CEOs and management teams, overseeing Vant equity incentive arrangements and managing compliance-related risks, including the internal controls, accounting systems and other policies and procedures necessary for us to operate as a public company. We may also be exposed to increased “key employee” risks, in the event a Vant CEO were to depart, including the loss of other senior Vant personnel, potentially resulting in adverse impacts to commercialization or development work at the Vant. These increased expenses, complexities and other challenges may make using and scaling the Vant model more challenging and costly than it would be for a traditional pharmaceutical company to both operate and expand the number of product candidates under development, which could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects. This decentralized model could also make compliance with applicable laws and regulations more challenging to monitor and may expose us to increased costs that could, in turn, harm our business, financial condition, results of operations or prospects.

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

We manage the Vants in part through our designees who serve on the Vant boards of directors. Additionally, certain officers or employees of Roivant may from time to time serve as officers or employees of the Vants. Such service by Roivant officers or employees may take away time or focus from such individuals’ work at Roivant. Further, in their capacities as officers or directors of the Vants, those individuals may owe fiduciary duties to the Vants and their shareholders under applicable law, which may at times require them to take actions that are not directly in our interest as a shareholder. To the extent any such actions have an adverse effect on the value of our ownership interest in the Vant, it could further adversely impact our consolidated business, financial condition, results of operations or prospects.

We face risks associated with potential future payments we may owe in connection with our product candidates.

The in-licensing transactions for our product candidates typically involve zero or low upfront payments combined with milestone and royalty payments. These arrangements generally involve a payment or payments upon the achievement of certain development or regulatory milestones, including regulatory approval, and then royalty payments upon the achievement of specified levels of sales, which can extend for up to the life of a product. Some of these payments may become due before a product is generating sufficient funds to enable us to meet our obligations. If this were to occur, we would default on our payment obligations and could face penalties, delays in commercialization or development activities, the termination of a license agreement or reputational damage. Even for a product that is commercialized and generating revenue, payments could become due that are so large that the investment is not profitable or is less profitable than anticipated. For example, this could occur if at the time of the initial investment, we overestimated the value of the product and agreed to a payment schedule using these inflated estimates. If we are unable to make milestone and royalty payments related to our product candidates when due, our business and prospects could suffer and our ability to in-license future product candidates could be impaired.

We face risks associated with acquisitions, divestitures and other strategic transactions.

We have in the past engaged in acquisitions, divestitures and other strategic transactions, and we may in the future pursue similar opportunities. For example, in October 2024 we completed the Dermavant Transaction, the consideration for which consisted of an upfront payment of $183.6 million and the AD Approval Milestone Payment of $75 million upon FDA approval of VTAMA for the treatment of atopic dermatitis. We received the AD Approval Milestone in January 2025. In addition, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. There can be no assurance that we will receive any of the future milestone or royalty payments owed in connection with the Dermavant Transaction, or that the proceeds from the Dermavant Transaction will exceed the profits that we could have generated if we had continued to own and operate Dermavant as one of our Vants. For more information on the Dermavant Transaction, please refer to Note 6, “Discontinued Operations” to Roivant’s condensed consolidated financial statements included in this Annual Report on Form 10-K.

Any such future strategic transactions will entail numerous risks, including:

•	in connection with divestiture or other sale or partnering transactions:

•	the failure to realize the expected benefits from the transaction, including receiving milestone and royalty payments owed in connection with the transaction; and

•
risks and uncertainties associated with the counterparty to any such transaction, including their ability to successfully develop and commercialize a product candidate such that milestone and royalty payments are triggered or their ability to make milestone and royalty payments when such payments are due;

•	in connection with acquisition or in-licensing transactions:

•
the risks generally applicable to biopharmaceutical drug development, including that the acquired or in-licensed program does not generate the expected clinical outcomes, that the expected timelines for the clinical program are delayed or otherwise slower than expected, that safety or tolerability issues arise in the clinical trials or that other regulatory issues arise, including the inability to receive regulatory approvals on the expected timelines or at all;

•
the ability following applicable regulatory approvals to generate revenues from an acquired product candidate or program sufficient to meet our objectives or offset the associated transaction and maintenance costs;

•	risks associated with the transfer or integration of the operations of an acquired entity or program, including difficulties associated with integrating any new personnel; and

•
increased operating expenses and cash requirements, the assumption of indebtedness or contingent liabilities or the issuance of our equity securities in connection with such a transaction, which would result in dilution to our shareholders;

•	the diversion of our management’s attention from existing programs and other operational matters; and

•	the loss of key employees and other uncertainties, including our ability to maintain key business relationships at the acquired entity, that may arise in connection with a given transaction.

In addition, the integration or separation of any business that we may acquire in the future may disrupt our existing business and may be a complex, risky and costly endeavor for which we may never realize the full benefits. For any alliances or joint ventures that we enter into in the biopharmaceutical industry, we may encounter numerous difficulties in discovering, developing, manufacturing and marketing any new products or product candidates related to such businesses, which may delay or prevent us from realizing the expected benefits or enhancing our business. Divestiture transactions such as the Dermavant Transaction may adversely impact the price of our common shares, to the extent investors believe the value of the consideration received in the transaction is not equivalent to the value of the asset or program divested. Accordingly, there can be no assurance that transactions of the nature described above will be undertaken or successfully completed, and that any transaction we do complete will not have a material adverse effect on our business, results of operations, financial condition and prospects.

We face risks associated with the use of our cash, cash equivalents and marketable securities.

As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.9 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or the in-licensing of intellectual property, products, product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and even if such a transaction is identified, may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general macroeconomic and market trends and conditions, including volatility in the capital markets, and the other risks described herein.

As previously disclosed, our board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses) (the “2024 Repurchase Program”). For the twelve months ended March 31, 2025, we repurchased approximately 128.4 million common shares for an aggregate repurchase price of approximately $1.3 billion.

The timing and amount of any future repurchase authorization from our board of directors will depend on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities, as well as the discretion of our board of directors, or its delegees, that any such activity would be in the best interests of our shareholders and in compliance with all applicable laws and our contractual obligations. In the event that we decide to pursue further repurchases of common shares, we may be limited in our ability to repurchase our common shares by various governmental laws, rules and regulations which prevent us from purchasing our common shares during periods when we are in possession of material non-public information. We may also use our discretion to repurchase common shares from certain shareholders without offering the opportunity to all shareholders to have their common shares repurchased at that time and price. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

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

Our significant holdings of cash, cash equivalents and marketable securities can be negatively affected by changes in liquidity, financial results, market and economic conditions and volatility, political risk, trade policy, including the imposition of additional tariffs, currency risk, credit risk, sovereign risk, interest rate fluctuations or other market or macroeconomic factors. Markets continue to be impacted by volatility, characterized by falling demand for a variety of goods and services, restricted credit, going concern threats to financial institutions, major multinational companies and medium and small businesses, poor liquidity, declining asset values, reduced corporate profitability, extreme volatility in credit, equity and foreign exchange markets and bankruptcies. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Additionally, we may from time to time have balances in bank accounts that are in excess of insured deposit limits and could be subject to risks of bank failures. Therefore, although we have not incurred any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition.

While we do not have a need for additional capital under our current operating plans as a result of our current cash position, we may in the future require additional capital to fund our operations. In that case, if we fail to obtain necessary financing when needed, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates following regulatory approval and continue to pursue our drug discovery efforts.

Acquiring or in-licensing, discovering, developing, commercializing and marketing biopharmaceutical product candidates is expensive and time consuming, and we expect to continue to spend substantial amounts to fund our clinical development and other research and development activities, and to commercialize our product candidates following regulatory approvals. While we do not have a near-term need for additional capital under our current operating plan as a result of our current cash position, we may in the future require additional capital to pursue these activities. We are also responsible for payments to third parties under our license and acquisition agreements, including milestone and royalty payments. Because of the inherent uncertainties in these activities – including the outcome of preclinical and clinical trials and the regulatory approval process – we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could exhaust our available capital resources sooner than we currently expect.

If adequate funds are not available to us in the future when we need it, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs, scale back marketing efforts for our product candidates or be unable to expand operations or otherwise capitalize on business opportunities, which could materially affect our business, prospects, financial condition and results of operations.

Our business strategy and potential for future growth relies on a number of assumptions, some or all of which may not be realized.

Our business strategy and plans for future growth rely on a number of assumptions, including, in the case of our product candidates, assumptions related to approval and adoption of a particular therapy, incidence and prevalence of an indication, use of a product candidate versus competitor therapies and size of the addressable patient populations. Some or all of these assumptions may be incorrect due to errors or mistaken assumptions in our analysis or the inherent uncertainties in the drug development process, among other reasons. We cannot accurately predict whether, following regulatory approvals, our product candidates will achieve significant market acceptance in line with these assumptions or whether there will be a market for our product candidates that reaches the anticipated size. If any of these assumptions are incorrect or overstated, our results and future prospects will be materially and adversely affected.

Our drug discovery efforts may not be successful in identifying new product candidates.

Our drug discovery efforts are centered on our discovery Vants, including Psivant, Covant and VantAI, which employ a variety of approaches to the drug discovery process, including quantitative proteomics, induced proximity and covalency. As a company, we have relatively limited experience in drug discovery generally and with certain of the computational tools that are employed in those efforts. Our future success depends, in part, on our ability to successfully use these approaches and technologies to identify promising new product candidates and eventually advance those product candidates through preclinical studies and clinical trials. We have not yet succeeded and may not succeed in advancing any product candidates developed through these discovery efforts into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our discovery Vants and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. In addition, many of the active drug discovery efforts at our discovery Vants are being conducted pursuant to collaboration agreements with third parties, in which the third parties are either owed milestone and royalty payments tied to the successful development and commercialization of successfully identified drug candidates, or have been granted exclusive or shared development and commercialization rights with respect to successfully identified drug candidates in exchange for upfront payments, shared expenses, and certain milestone and royalty payments owed to the discovery Vants. Any problems that we or our third-party partners experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all. Even if successful, as a result of our collaboration agreements, our rights to commercialize any successfully discovered product candidates may be limited.

Unfavorable, uncertain and rapidly changing global and regional economic, political and health conditions could adversely affect our business, financial condition or results of operations.

Our business could be adversely affected by changes in global or regional economic, political and public health conditions. Various macroeconomic factors could adversely affect our business, financial condition and results of operations, including changes in inflation levels, interest rates, international trade policies and tariffs and overall economic conditions and the current and future conditions in the global financial markets, including global or regional economic instability. For example, if sustained high rates of inflation or other factors were to significantly increase our expenses, we may be unable to manage such increased expenses or pass through price increases. During a severe or prolonged economic downturn, patients may prioritize other items over certain or all of their treatments and medications, which could have a negative impact on our commercial sales. Any of the foregoing could harm our business and we cannot anticipate all of the ways in which economic climate and financial market conditions could adversely impact our business.

Additionally, uncertainties resulting from political instability (including workforce uncertainty), international hostilities (including the current military conflict between Russia and Ukraine and the conflict in the Middle East), trade disputes between nations (including current trade disputes with China), a global financial crisis, wars, terrorism, and civil unrest or could adversely affect our business. In particular, given the new administration in the United States, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, tariffs, treaties, taxes and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policies and tariffs and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or import goods or use services from existing service providers or become unable to export or, if approved, sell our products, our business, liquidity, financial condition and results of operations would be materially and adversely affected.

Further, outbreaks of disease (for example, COVID-19) and other unexpected public health events may cause extreme volatility in the capital and credit markets and other disruptions to our business. Business disruptions could include, among others, disruptions to our clinical development activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. Adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.

A portion of our or certain of our Vants’ manufacturing, laboratory research or clinical trial activities takes place in Asia. A significant disruption in that region, such as a trade war or political unrest, could materially adversely affect our business, financial condition and results of operations.

We and certain of our Vants currently engage and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of contracted manufacturers in Asia to produce adequate quantities to meet our or the Vants’ needs could impair our or the Vants’ ability to operate on a day-to-day basis and to continue development of certain product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. For example, in April 2025 the U.S. and China implemented reciprocal tariffs on a variety of goods, including pharmaceutical products. We or certain of our Vants also conduct certain laboratory research and expect to have clinical trial sites in Asia. We are exposed to the possibility of product supply disruption, clinical trial delays and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

Inadequate or uncertain funding levels for the FDA, USPTO, SEC or other government agencies could hinder, delay or result in the suspension of those agencies’ operations, which could harm our business.

The ability of the FDA and other government agencies to review and approve new pharmaceutical products can be affected by a variety of factors, including budgets and funding levels, its ability to hire and retain key personnel and accept the payment of user fees and statutory, regulatory and policy changes. Review times at the FDA have fluctuated in recent years as a result of changes in these factors. In addition, government funding of the SEC, USPTO and other government agencies on which our operations may rely or be dependent is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other government agencies may slow the time required for new drugs to be reviewed and approved, which could adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough employees and suspend certain activities. The Trump administration’s freeze on hiring and new return-to-office policy may disrupt normal operations of federal agencies, including the FDA. If a prolonged government shutdown or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. There is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and regulatory approval process for our product candidates. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.

Risks Related to the Development of Our Product Candidates

Clinical trials and preclinical studies are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or preclinical studies on the expected timelines, if at all.

Our biopharmaceutical product candidates that are in clinical development or preclinical studies will require, as applicable, extensive clinical testing before a New Drug Application (“NDA”) or other similar application for regulatory approval, such as a Biologics License Application (“BLA”) or an application for marketing authorization in the European Union (“E.U.”) or United Kingdom (“U.K.”), may be submitted, or extensive preclinical testing before an Investigational New Drug application (“IND”) or an application for authorization to conduct a clinical trial in the E.U. or U.K. may be submitted, a Clinical Trial Application (“CTA”). We cannot provide any assurance that we will submit an IND, NDA, CTA or other similar application for regulatory approval for our product candidates within projected timeframes or whether any such application will be accepted for review or ultimately approved by the relevant regulatory authorities.

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

The FDA or other regulatory authorities may also not agree with the scope of our proposed investigational plan. For example, they may find that our proposed development program is not sufficient to support a marketing authorization application, or that the proposed indication is considered to be too broad. Moreover, the FDA or other regulatory authorities may also refuse or impose certain restrictions on our reliance on data supporting our clinical trial application or marketing authorization application should such data originate from studies outside of the relevant jurisdiction or be affected by regulatory non-compliance, including issues of data integrity. In the E.U., data derived from clinical trials that were conducted outside the E.U. cannot be used to support a CTA unless the clinical trial was registered on a relevant database. In each case, this could delay the clinical development and authorization timeline for a given product candidate.

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

The commencement and completion of clinical trials and other studies may be delayed by several factors, including:

•	the inability to generate sufficient data to support the initiation or continuation of clinical trials;

•	difficulty identifying patients and enrolling them in clinical trials and other studies, including as a result of competing trials run by other pharmaceutical companies;

•	the failure to add, or delays in activating, a sufficient number of clinical trial sites;

•
the inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;

•	the failure by our CROs or other third parties to adhere to clinical trial agreements;

•
the failure to manufacture or release sufficient quantities of our product candidates or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;

•	the inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;

•	unforeseen safety issues, or subjects experiencing severe or unexpected adverse events;

•	a lack of clinical benefit or effectiveness being demonstrated during clinical trials;

•	the occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;

•	premature discontinuation of study participants from clinical trials or missing data;

•	the inability to monitor patients adequately during or after treatment;

•	inappropriate unblinding of trial results;

•	changes in the market that render continued development of a product candidate no longer reasonable or commercially attractive;

•	the cost of clinical trials of our product candidates being greater than we anticipated;

•	unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;

•	the failure to obtain regulatory authorization to commence a clinical trial or reach consensus with regulatory authorities regarding the design or implementation of our studies;

•	resolving any dosing issues, including those raised by the FDA or other regulatory authorities;

•	changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;

•	changes in the approval policies or regulations of the FDA or other regulatory authorities;

•	an IRB or EC refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial; or

•
other regulatory issues, including the receipt of any inspectional observations on FDA’s Form-483, Warning or Untitled Letters, clinical holds or complete response letters or similar communications/objections by other regulatory authorities.

We, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, EMA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a clinical benefit from using a product candidate, changes in governmental regulations or administrative actions, developments on trials conducted by us or our competitors for related technology that raises regulatory concerns about risk to patients of the technology broadly, or lack of adequate funding to continue the clinical trial. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

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

We may encounter difficulties enrolling and retaining patients in clinical trials, and clinical development activities could thereby be delayed or otherwise be adversely affected.

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons, including:

•	the size and characteristics of the patient population;

•
the patient eligibility criteria defined in the protocol, including biomarker-driven identification and certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;

•	the design of the trial, including the size of the study population required for analysis of the trial’s primary endpoints;

•	the number and location of clinical trials sites, including the proximity of patients to trial sites;

•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;

•	competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;

•	clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;

•	our ability to obtain and maintain patient consents; and

•
the risk that patients enrolled in clinical trials will not complete such trials, for any reason, including the risk of higher drop-out rates if participants become infected with a virus or other infectious disease that impacts their participation in our trials.

Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays and retention challenges in our clinical trials may result in increased development costs for our product candidates, delay our ability to obtain clinical data, and jeopardize our ability to obtain marketing approval for the sale of our product candidates. For certain of our product candidates, including IMVT-1402, which target various autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.

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

Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful, and we cannot be sure that the results of later clinical trials will replicate the results of prior preclinical studies and earlier clinical trials. For example, we cannot assure you that the reductions in IgG antibodies and favorable analyte profile observed in our Phase 1 trial of IMVT-1402 will be observed in future clinical trials, including pivotal trials necessary for regulatory approvals, or that such reductions in IgG antibodies will result in clinical benefits sufficient to demonstrate that the efficacy endpoints of the study are met. Similarly, promising interim results or other preliminary analyses do not ensure that the clinical trial as a whole will be successful and may lack statistical significance, which would further limit the reliability of such interim or preliminary data. A number of companies in the pharmaceutical industry, including biotechnology companies, have suffered significant setbacks in, or the discontinuation of, clinical trials, even after promising results were seen with their product candidates in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unobserved adverse events.

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

Interim, preliminary or top-line data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.

From time to time, we may publicly disclose interim, preliminary or top-line data from our clinical trials, which are based on a preliminary analysis of then-available data. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial.

We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary and top-line results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Top-line data also remain subject to audit and verification procedures that may result in the final data being materially different from the top-line data we previously reported. As a result, interim, preliminary and top-line data should be viewed with caution until the final data are available. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, preliminary or top-line data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

Further, other parties, including our collaborators or regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate and our business in general. In addition, the information we choose or are required to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, preliminary or top-line data that we report differ from later, final or actual results, or if others, including our collaborators or regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates and our business, operating results, prospects or financial condition may be harmed.

Changes in methods of product manufacturing or formulation may result in additional costs or delays.

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

Risks Related to Regulatory Approval and Commercialization of Our Product Candidates

Obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or another regulator may delay, limit or deny approval. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized. If we are unable to obtain regulatory approval in one or more jurisdictions for any of our product candidates, our business will be substantially harmed.

We cannot commercialize a product candidate until the appropriate regulatory authorities have reviewed and approved the product candidate for commercial sale. Following the completion of the Dermavant Transaction in October 2024, we no longer have any approved products in the U.S. or any other jurisdiction and there can be no assurance that we will be successful in obtaining regulatory approval in the U.S. and other jurisdictions for any of our product candidates. In addition, we cannot be certain that any product candidates that receive regulatory approval will be successfully commercialized.

The time required to obtain approval by the FDA and comparable foreign regulatory authorities is unpredictable, typically takes many years following the commencement of clinical trials, and depends upon numerous factors, including the type, complexity and novelty of the product candidate involved. In addition, approval policies, regulations or the type and amount of clinical data necessary to gain approval may change during the course of a product candidate’s clinical development and may vary between jurisdictions, which may cause delays in the approval or the decision not to approve an application. Regulatory authorities have substantial discretion in the approval process and may refuse to accept any application or may decide that our data are insufficient for approval and require additional preclinical, clinical or other studies.

Changes to the leadership at the FDA and other federal agencies under the Trump administration, as well as executive orders and other executive actions, such as a freeze on hiring, the implementation of new regulations and certain external communications, may impact our clinical development and timelines. In particular, ongoing efforts by the Trump Administration to reduce the size of the FDA and other branches of the Department of Health and Human Services (“HHS”), including through reductions in staff, may further increase the unpredictability in approval timelines for our product candidates. For example, on February 11, 2025, President Trump issued an executive order on workforce optimization, seeking to reduce the size of the federal workforce through large-scale reductions in force and by placing limitations on the number of new employee hires. Pursuant to this executive order, on March 27, 2025, HHS announced that it was initiating a restructuring of the department, including reducing the FDA’s workforce by approximately 3,500 full-time employees, which began on April 1, 2025. The termination of these employees has been preceded and accompanied by the resignation of senior leaders within the FDA, resulting in the loss of institutional knowledge and experience. Although the full impact of these events remains unclear, we expect there will be an adverse effect on the FDA’s ability to efficiently carry out its functions, including conducting inspections and timely reviewing drug and biologic product applications, and a potential impact on how it interprets and enforces its authorities.

Contributing to this uncertainty, in June 2024, the U.S. Supreme Court overruled the Chevron doctrine, which gave deference to regulatory agencies’ statutory interpretations in litigation against federal government agencies, including the FDA, where the law is ambiguous. This landmark decision may invite more companies and other stakeholders to bring lawsuits against the FDA to challenge longstanding decisions and policies, including the FDA’s statutory interpretations of market exclusivities and the “substantial evidence” requirements for drug approvals, which could undermine the FDA’s authority, lead to greater uncertainty about the regulatory process in the pharmaceutical industry and disrupt the FDA’s normal operations, any of which could delay the FDA’s review of our regulatory submissions. We cannot predict the full impact of this decision, future judicial challenges brought against the FDA, or the nature or extent of government regulation that may arise from future legislation or administrative action. Further, we cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative action or as a result of legal challenges, either in the United States or abroad. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, our business could be materially harmed.

Obtaining marketing approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process and the FDA or other regulatory authorities may delay, limit or deny approval of a product candidate for many reasons, including:

•
we may not be able to demonstrate that a product candidate is safe and effective as a treatment for the targeted indications, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure and potent for use in its targeted indication, to the satisfaction of the FDA or other relevant regulatory authorities;

•	a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;

•	the FDA or other relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase costs and prolong development timelines;

•	the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;

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

•	the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy (“REMS”) drug safety program or its equivalent, as a condition of approval;

•	the FDA or other relevant regulatory authorities may require additional post-marketing studies and patient registries for product candidates;

•	the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;

•	the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers; or

•	the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.

Our future success depends significantly on our ability to successfully complete clinical trials for our product candidates, obtain regulatory approval and then successfully commercialize those product candidates. Any inability to successfully initiate, conduct or complete clinical trials could result in additional costs to us or impair our ability to generate revenue. In addition, if we make manufacturing or formulation changes to our product candidates, we may be required to or we may elect to conduct additional nonclinical studies or clinical trials to bridge data obtained from our modified product candidates to data obtained from nonclinical and clinical research conducted using earlier versions of these product candidates. Clinical trial delays could also shorten any periods during which our product candidates have patent protection and may allow our competitors to bring products to market before we do, which could impair our ability to successfully commercialize product candidates and may harm our business and results of operations.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical development process. The results of preclinical studies of our product candidates may not be predictive of the results of early-stage or later-stage clinical trials, and results of early-stage clinical trials of our product candidates may not be predictive of the results of later-stage clinical trials. The results of clinical trials in one set of patients or disease indications may not be predictive of those obtained in another set of patients or disease indications. In some instances, there can be significant variability in safety or efficacy results between different clinical trials of the same product candidate due to numerous factors, including changes in trial procedures set forth in protocols, differences in the size and type of the patient populations, changes in and adherence to the dosing regimen and other clinical trial protocols and the rate of dropout among clinical trial participants. Open-label extension studies may also extend the timing and increase the cost of clinical development substantially. Product candidates in later stages of clinical trials may fail to show the desired safety and efficacy profile despite having progressed through preclinical studies and earlier stage clinical trials. A number of companies in the biopharmaceutical industry have suffered significant setbacks in advanced clinical trials due to lack of efficacy or unacceptable safety issues, notwithstanding promising results in earlier trials. Most product candidates that begin clinical trials are never approved by regulatory authorities for commercialization.

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

Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance following regulatory approval or result in significant negative consequences.

Adverse events caused by or associated with our product candidates have caused us and could, in the future, cause us, our collaborators, other reviewing entities, clinical trial sites or regulatory authorities to interrupt, delay or halt clinical trials and could result in the denial of regulatory approval. Treatment-related side effects arising from, or those perceived to arise from, our product candidates or those from other companies targeting similar diseases, could also affect patient recruitment or the ability of enrolled patients to complete their participation in our clinical trials or result in potential product liability claims. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or delay successful completion of clinical trials. Additionally, these side effects may not be appropriately recognized or managed by the treating medical staff. If an unacceptable frequency or severity of adverse events or new safety signals are reported in our clinical trials for our product candidates or any future product candidates, our ability to obtain regulatory approval for such product candidates may be negatively impacted.

If one or more of our product candidates receives marketing approval, and we or others, including our collaborators, later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:

•
regulatory authorities may withdraw, revoke, suspend, vary or limit their approval of the product candidate or require a REMS (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;

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

•
regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, require other labeling changes of a product candidate or require field alerts or other communications to physicians, pharmacies or the public;

•
we may be required to change the way a product candidate is administered or distributed, conduct additional clinical trials, change the labeling of a product candidate or conduct additional post-marketing studies or surveillance;

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

Any of these events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, substantially increase the costs of commercializing our product candidates in the future following regulatory approval, and could significantly harm our business, financial condition, results of operations and growth prospects. We cannot predict whether our product candidates will cause toxicities in humans that would preclude or lead to the revocation of regulatory approval based on nonclinical studies or clinical trials.

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

In order to market any of our product candidates outside of the U.S., we must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and effectiveness. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval processes vary among countries and can involve additional product testing and validation and additional or different administrative review periods from those in the U.S., including additional preclinical studies or clinical trials, as clinical trials conducted in one jurisdiction may not be accepted by regulatory authorities in other jurisdictions. In many jurisdictions outside the U.S., a product candidate must be approved for reimbursement before it can be sold in that jurisdiction. In some cases, the price that we intend to charge for our product candidates is also subject to approval.

Seeking regulatory approval outside of the U.S. could result in difficulties and costs and require additional nonclinical studies or clinical trials which could be costly and time-consuming. Regulatory requirements can vary widely from country to country and could delay or prevent the introduction of our product candidates in those countries. The regulatory approval process outside of the U.S. may include all of the risks associated with obtaining FDA approval. We do not have any product candidates approved for sale in any jurisdiction, including international markets, and we do not have significant experience in obtaining regulatory approval in international markets. If we fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, or if regulatory approval in international markets is delayed, our target market will be reduced and our ability to realize the full market potential of our product candidates will be harmed.

Following regulatory approvals, our products will remain subject to extensive regulatory scrutiny.

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

While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA strictly regulates manufacturers’ promotion of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties and enforcement actions. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which could materially adversely affect our business and financial condition.

Any regulatory approvals that we receive for our product candidates will be subject to limitations on the approved indicated uses for which the product may be marketed and promoted or to the conditions of approval or contain requirements for potentially costly post-marketing testing. We will be required to report certain adverse reactions and production problems, if any, to the FDA and comparable foreign regulatory authorities. Any new legislation addressing drug safety issues could result in delays in product development or commercialization, or increased costs to assure compliance. The FDA and other agencies, including the Department of Justice, closely regulate and monitor the post-approval marketing and promotion of products to ensure that they are manufactured, marketed, and distributed only for the approved indications and in accordance with the provisions of the approved labeling. We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label. In certain indications, regulatory approval may limit the market of a product candidate to target patient populations when patient selection biomarkers are used. In these indications, regulatory authorities may require us to run additional clinical trials prior to expanding the label for approval that includes a broader patient population. As such, we may not promote our products for indications or uses for which they do not have approval. The holder of an approved NDA, BLA or MAA must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical trials to verify the safety and efficacy of our non-biologic products or the safety, purity and potency of our biologic products, in general or in specific patient subsets. The Food and Drug Omnibus Reform Act reformed the accelerated approval pathway, such that the FDA is now required to specify conditions for post-approval study requirements and set forth procedures for the FDA to withdraw a product on an expedited basis for non-compliance with post-approval requirements. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things, issue warning letters, impose penalties, suspend regulatory approvals or require a product recall. Any of these actions by a regulatory agency could require us to expend significant time and resources, generate negative publicity and adversely affect the value of our company.

We may develop product candidates for the treatment of conditions for which there is little clinical experience and, in some cases, use new endpoints or methodologies, and the FDA or other regulatory authorities may not consider the endpoints of these clinical trials to provide clinically meaningful results.

There may not be any pharmacologic therapies approved to treat certain conditions that we attempt to address, and there may be few clinical trials attempted and no approved treatments for these conditions. As a result, the design and conduct of clinical trials of product candidates for the treatment of these conditions may take longer, be more costly or be more complicated to design due to the novelty of development in these conditions; and even if the FDA or other regulatory authorities do find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in our pivotal or other clinical trials. Further, even if we achieve the pre-specified criteria, our clinical trials may produce unpredictable or inconsistent results compared to the more traditional efficacy endpoints in the trial. As a result, achieving regulatory approval for such product candidates could be more uncertain, more costly and more time-consuming, which could adversely effect our business.

Our failure to maintain or continuously improve our quality management program could have an adverse effect upon our business, subject us to regulatory actions and cause patients to lose confidence in us or our product candidates, among other negative consequences.

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

Our future success depends on our ability to maintain and continuously improve our quality management program. A quality or safety issue may result in adverse inspection reports, warning letters, monetary sanctions, injunctions to halt manufacture and distribution of drugs or drug products, civil or criminal sanctions, costly litigation, refusal of a government to grant approvals and licenses, restrictions on operations or withdrawal, suspension or variation of existing approvals and licenses. An inability to address a quality or safety issue in an effective and timely manner may also cause negative publicity, or a loss of patient confidence in us or our product candidates, which may result in difficulty in successfully launching product candidates following regulatory approval and the loss of potential future sales, which could have an adverse effect on our business, financial condition and results of operations.

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

Recently, there has been heightened scrutiny of the accelerated approval pathway, with some stakeholders advocating for reform. The HHS Office of Inspector General has completed an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires the FDA to specify the conditions for required post-marketing trials, permits the FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures the FDA must follow to withdraw an accelerated approval on an expedited basis. We understand that FDA approval letters to products granted accelerated approval subsequent to passage of this legislation are including language that informs the sponsor that they are required to submit status reports of the progress of each requirement no later than 180 days post-approval and every 180 days thereafter and that the FDA is otherwise exercising its new authorities. The FDA has also been issuing guidance documents regarding the accelerated approval pathway. At this time, it is not clear what impact, if any, these developments may have on our business, financial condition results of operations or prospects.

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

Regulatory authorities in some jurisdictions, including the U.S., the U.K. and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the U.S., the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the U.S. or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the U.S., in order for a product to receive orphan drug exclusivity, FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the U.S. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the E.U. entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the E.U. Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic or biosimilar drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted, during the first eight years of the ten years market exclusivity, a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic or biosimilar company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.

Orphan drug exclusivity may be lost if the FDA or EMA determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantity of the drug or biologic to meet the needs of patients with the rare disease or condition. In the EEA, orphan drug designation, and the related benefits, may be lost if it is established before the market authorization is granted that the designation criteria are no longer met. Further, in response to Catalyst Pharms., Inc. v. Becerra, a 2021 decision from the U.S. Court of Appeals for the Eleventh Circuit, the FDA clarified in a January 2023 notice that the FDA intends to continue to apply its longstanding interpretation of the regulations to matters outside of the scope of the Catalyst order – that is, the agency will continue tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved, which permits other sponsors to obtain approval of a drug for new uses or indications within the same orphan designated disease or condition that have not yet been approved. It is unclear how future litigation, legislation, agency decisions and administrative actions will impact the scope of the orphan drug exclusivity.

Moreover, the ten year orphan market exclusivity in the EEA may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

In April 2023, as part of the E.U. Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the E.U. pharmaceutical legislation (which will not apply in the U.K.). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before the end of 2025 at the earliest and it will start to apply 18 months after the entry in force.

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union in January 2020. A transition period began in February 2020, during which E.U. pharmaceutical law remained applicable in the United Kingdom. However, this ended in December 2020. In December 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement which includes an agreement on free trade between the two parties, although provides minimal provisions on medicinal products. Since that time, Great Britain operated a separate regulatory regime for medicinal products, although Northern Ireland continued to follow EU law. Further, in March 2023, an agreement was reached by the U.K. and EU (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which has applied from January 2025. This seeks to simplify the supply of medicines between Great Britain and Northern Ireland and means EU legislation does not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from E.U. Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from E.U. legislation. This continues to impact regulatory requirements for medicinal products and devices in the United Kingdom. The MHRA has published detailed guidance for industry and organizations on the position in the United Kingdom, and continues to update this as the United Kingdom’s regulatory position on medicinal products and medical devices evolves. There are also a number of ongoing consultations on the future legislation in the U.K., in particular in relation to the clinical trials and medical devices frameworks in the UK.

Following Brexit, a separate process for orphan drug designation applies to the U.K. There is no pre-marketing authorization orphan designation step required (as there is in the EEA), and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to the U.K. only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the U.K.). Following the application of the Windsor Agreement on January 1, 2025, orphan products cover the whole of the U.K.

If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission or MHRA can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA or the MHRA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA and U.K., a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Moreover, our orphan exclusivity and “normal” data and market exclusivities may be modulated or shortened if we submit an application for marketing authorization for an orphan medicinal product after the start of application of the new EU pharmaceutical legislation, as discussed above.

Receipt of marketing approval for our product candidates does not guarantee that they will achieve market acceptance by physicians, patients, third-party payors or others in the medical community necessary for commercial success.

The commercial success of our product candidates, once regulatory approval has been received, will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Receipt of marketing approval for our product candidates does not guarantee that they will gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance for our product candidates will depend on a number of factors, including:

•	the efficacy and potential advantages compared to alternative treatments;

•	the ability to offer these products for sale at competitive prices;

•	the ability to offer appropriate patient financial assistance programs, such as commercial insurance co-pay assistance;

•	convenience and ease of dosing and administration compared to alternative treatments;

•	the clinical indications for which the product candidate is approved by FDA or comparable non-U.S. regulatory agencies;

•
product labeling or product insert requirements of the FDA or other comparable non-U.S. regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;

•	restrictions on how the product candidate is dispensed or distributed;

•	the timing of market introduction of competitive products;

•	publicity and health authority communications concerning our product candidates or competing products and treatments;

•	the strength of marketing and distribution support;

•	product cost and sufficient third-party insurance coverage or reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement; and

•	safety and the prevalence and severity of any side effects or adverse events.

Even if a product candidate displays a favorable efficacy and safety profile in clinical trials, market acceptance will be unknown until after it is launched. Our efforts to educate the medical community and third-party payors on the benefits of our products may require significant resources and may never be successful.

If approved, our product candidates regulated as biologics may face competition from biosimilars approved through an abbreviated regulatory pathway.

The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway under section 351(k) of the PHSA for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a section 351(k) application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar or interchangeable product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product submitted under section 351(a) of the PHSA containing the competing sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA and the FDA only approved the first interchangeable biosimilar in July 2021. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent Samples legislation, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic drug, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. Its provisions do have the potential to facilitate the development and future approval of biosimilar versions of our product candidates, introducing biosimilar competition that could have a material adverse impact on our business, financial condition and results of operations.

Whether approval of a biological product qualifies for reference product exclusivity turns on whether the FDA consider the approval a “first licensure.” Not every licensure of a biological product is considered a “first licensure” that gives rise to its own exclusivity period. Our product candidates approved as a biological product under a BLA may qualify for the 12-year period of exclusivity. However, there is a risk that this exclusivity could be shortened due to congressional action or otherwise. The extent to which a biosimilar, once licensed, will be substituted for any one of our reference products in a way that is similar to traditional generic substitution for non-biological products is variable, and will depend on a number of marketplace and regulatory factors. If competitors are able to obtain marketing approval for biosimilars referencing our product candidates, our products may become subject to competition from such biosimilars, with the attendant competitive pressure and consequences.

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

Factors that may inhibit our efforts to commercialize a product candidate, if approved, on our own include:

•	the inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;

•	the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;

•	the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;

•	the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;

•	restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;

•	the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and

•	unforeseen costs and expenses associated with creating an independent commercialization organization.

If we or the Vants are unable to build an internal sales force or negotiate a collaborative relationship for the commercialization of a product candidate following regulatory approval, it could result in a delay to, or reduce the effectiveness of, our commercialization efforts. This could adversely impact the product revenues generated from a product candidate following regulatory approval.

If we decide to fund commercialization activities ourselves, we may need to obtain additional capital, which may not be available to us on acceptable terms, or at all. If we do not have sufficient funds, we will not be able to bring a product candidate to market or generate product revenues. We could enter into arrangements with collaborative partners at an earlier stage than otherwise would be ideal and we may be required to relinquish certain rights to a product candidate or otherwise agree to terms unfavorable to us, any of which may have an adverse effect on our business, operating results and prospects. If we enter into arrangements with third parties to perform sales, marketing, commercial support and distribution services, our product revenues, including net revenues, may be lower than if we were to market and sell a product candidate through an internal sales force. In addition, we may not be successful in entering into arrangements with third parties to commercialize our product candidates or may be unable to do so on terms that are favorable to us. We may have little control over such third parties, and any of them may fail to devote the necessary resources and attention to sell and market our product candidates effectively or may expose us to legal and regulatory risk by not adhering to regulatory requirements and restrictions governing the sale and promotion of prescription drug products, including those restricting off-label promotion. If we do not establish commercialization capabilities successfully, either on our own or in collaboration with third parties, we will not be successful in commercializing our product candidates following regulatory approvals, which could have an adverse effect on our business, financial condition and results of operations.

Our current and future relationships with investigators, health care professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others are subject to applicable healthcare regulatory laws, which could expose us to penalties and other risks.

Our business operations and current and potential future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations, customers and others, expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates following regulatory approvals. Such laws include, without limitation:

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

•
the federal health care fraud statute (established by HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;

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

•
the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year);

•
analogous state and E.U. and foreign national laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;

•
U.S. federal drug price reporting and government contracting statutes and regulations, the violation of which can lead to civil penalties, debarment and enforcement under the federal False Claims Act, and certain local and state laws that require disclosures to state agencies or boards and commercial purchasers, for example, with respect to certain price increases, some of which contain ambiguous requirements that government officials have not yet clarified; and

•
EU and foreign national laws prohibiting promotion of prescription-only medicinal products to individuals other than healthcare professionals, governing strictly all aspects of interactions with healthcare professionals and healthcare organizations, including prior notification, review and approval of agreements with healthcare professionals, and requiring public disclosure of transfers of value made to a broad range of stakeholders, including healthcare professionals, healthcare organizations, medical students, physicians associations, patient organizations and editors of specialized press.

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

The U.S. and many other jurisdictions have enacted or proposed legislative and regulatory changes affecting the healthcare system that could restrict or regulate post-approval activities for our product candidates, affect our ability to profitably sell our product candidates following regulatory approval and prevent or delay marketing approval of our product candidates. Changes in regulations, statutes or the interpretation of existing regulations could impact our business in the future by requiring, for example: (i) changes to our manufacturing arrangements; (ii) additions or modifications to product labeling; (iii) the recall or discontinuation of our products; or (iv) additional record-keeping requirements. If any such changes were to be imposed, they could adversely affect the operation of our business. Moreover, as discussed above, the removal of the Richardson Waiver may impact our ability to meaningfully engage in any rulemaking for which HHS does not engage in the notice-and-comment process.

Additionally, the Trump Administration may pursue new or different drug pricing, trade and tariff, social and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, within his initial days in office, President Trump issued an executive order repealing former President Biden’s executive order 14087, which directed the Centers for Medicare and Medicaid Services (“CMS”) Center for Medicare and Medicaid Innovation to test new payment models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. The Trump Administration also renewed the idea of international referencing pricing through a May 2025 executive order titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” Among other things, this executive order directs the Secretary of HHS to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also states that the Administration will take additional aggressive action should manufacturers fail to offer American consumers the most-favored-nation lowest price. Additionally, President Trump also took executive action to end diversity, equity and inclusion initiatives among public-sector contractors and grantees. Moreover, the Trump Administration is prioritizing efforts to restructure HHS, including substantial reductions in workforce. It is not clear how this restructuring of HHS will impact our business. Finally, the Trump Administration has imposed broad tariffs on foreign imports, which in many cases has caused other nations to levy reciprocal tariffs on goods manufactured in the United States. It also is possible that specific tariffs on pharmaceuticals are forthcoming. These measures could impact our costs for raw materials and manufacturing as well as the market for our future products. Some of these policy changes may be subject to litigation, increasing the uncertainty of their effects on our business.

There has been increasing legislative and enforcement interest in the U.S. with respect to drug pricing practices. Notably, the U.S. government enacted the Inflation Reduction Act of 2022 (the “IRA”), the implementation and scope of which is subject to change through ongoing and future regulatory processes and rulemaking, and which could result in additional rebate payments for certain products, adversely affect the pricing of healthcare products and services in the U.S. and implement price limitations or otherwise restrict the amount of reimbursement available from governmental agencies or third-party payors. In addition, the IRA includes provisions that generally require manufacturers of Medicare Part B and Part D rebatable drugs to pay inflation rebates to the Medicare program if pricing metrics associated with their products increase faster than the rate of inflation. The impact of the IRA on research and development, the pharmaceutical supply chain and other aspects of our business and industry remains uncertain and difficult to predict. There are several ongoing legal challenges to the IRA’s drug price negotiation program, and we cannot predict the outcome of these cases or the impact they could have on implementation of the law. Over time, the IRA could increase our government discount and rebate liabilities, reduce the revenues we are able to collect from sales of our products as well as present challenges for payor negotiations and formulary access. However, the degree of impact that the IRA will ultimately have upon our business remains unclear at this time. Various industry stakeholders, including pharmaceutical companies, the U.S. Chamber of Commerce and the Pharmaceutical Research and Manufacturers of America, have initiated lawsuits against the federal government asserting that the price negotiation provisions of the IRA are unconstitutional. The impact of these judicial changes, future litigation brought in view of the Supreme Court’s overrule of the Chevron doctrine, legislative, executive and administrative actions and any future healthcare measures and agency rules implemented by the government on us and the pharmaceutical industry as a whole is unclear.

There also have been and continue to be a number of other federal and state legislative and regulatory initiatives to contain healthcare costs, including costs for pharmaceuticals. For example, as discussed in detail above, the ACA substantially changed the way healthcare is financed by both governmental and private insurers, and significantly impacted the U.S. pharmaceutical industry.

Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing, such as in Colorado and Florida, as discussed in detail above. Moreover, the Trump Administration may renew its prior proposals to establish price caps based on pricing in foreign countries or pursue other pricing initiatives that tie drug prices in the United States to those available abroad. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates following regulatory approval or put pressure on the pricing of our product candidates.

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

Moreover, upcoming legislative and policy changes in the E.U. and the U.K., some of which may materialize in the near term, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the E.U. Member States. Such initiatives may further impact the price and reimbursement status of our products in the future.

There have been, and likely will continue to be, legislative and regulatory proposals at the national and state levels in jurisdictions around the world directed at containing or lowering the cost of healthcare, including prescription drugs. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability through product revenue or commercialize our product candidates following regulatory approval. Such reforms could have an adverse effect on anticipated revenue from our product candidates following regulatory approval and may affect our overall financial condition and ability to develop future product candidates and obtain marketing approval for those product candidates. We cannot predict the initiatives that may be adopted in the future. The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and impose price controls may adversely affect:

•	the demand for our product candidates following regulatory approval;

•	our ability to receive or set a price that we believe is fair for our product candidates following regulatory approval;

•	our ability to generate revenue and achieve sustained profitability; and

•	the amount of taxes that we are required to pay.

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

The process for determining whether a third-party payor will provide coverage for a drug may be separate from the process for setting the price or for establishing the reimbursement rate that such a payor will pay. Even if we obtain adequate levels of reimbursement, third-party payors, such as government or private healthcare insurers, carefully review and increasingly question the coverage of, and challenge the prices charged for, products. A primary trend in the U.S. healthcare industry and elsewhere is cost containment. Many payors continue to adopt benefit plan changes that shift a greater portion of prescription costs to patients, including more limited benefit plan designs, higher patient co-pay or co-insurance obligations and limitations on patients’ use of commercial manufacturer co-pay payment assistance programs. Significant consolidation in the health insurance industry has resulted in a few large insurers and pharmacy benefit managers exerting greater pressure in pricing and usage negotiations with drug manufacturers, significantly increasing discounts and rebates required of manufacturers and limiting patient access and usage. Further consolidation among insurers, pharmacy benefit managers and other payors would increase the negotiating leverage such entities have over us and other drug manufacturers. Additional discounts, rebates, coverage or plan changes, restrictions or exclusions as described above could have a material adverse effect on sales of our affected products, particularly our therapeutic products or those that are individualized for a particular patient.

We may also be required to conduct expensive pharmacoeconomic studies to justify the coverage and the amount of reimbursement for particular drugs. Target patient populations for some of our product candidates may be small. The pricing and reimbursement of our product candidates, if approved, must be adequate to support commercial infrastructure. We cannot be sure that coverage and reimbursement will be available for any product that we commercialize and, if reimbursement is available, what the level of reimbursement will be. Inadequate coverage and reimbursement may impact the demand for, or the price of, any product candidate following regulatory approval. If coverage and adequate reimbursement are not available, or are available only to limited levels, we may not be able to successfully commercialize any product candidate for which we are able to obtain regulatory approval. The manner, level and specific type of reimbursement provided for services related to patients is also important. Inadequate reimbursement for such services may discourage physicians from prescribing or recommending our product candidates, if approved, adversely affecting our ability to market or sell those products.

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some other jurisdictions that could affect our ability to profitably sell any product candidate following regulatory approval. These legislative and regulatory changes may negatively impact the reimbursement for any product candidate following regulatory approval. For example, a budget resolution passed the U.S. House of Representatives in February 2025 to reduce the federal deficit by at least $880 billion over 10 years and the majority of these cuts are expected to impact Medicaid and CHIP if enacted into law. These cuts could involve reducing the scope of coverage under Medicaid and CHIP, including as it relates to prescription drug benefits. There can be no assurance that our product candidates will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the U.S. and in other countries where our product candidates are approved and sold will not harm our ability to profitably sell our product candidates following regulatory approval.

Our ability to set the price for any product we develop will vary significantly by country. Our inability to obtain and maintain adequate prices in a particular country may limit the revenues from our products, if approved, within that country and adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision whether to sell a product, thus adversely affecting our geographic expansion plans and revenues. In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates following regulatory approval. In addition to continuing pressure on prices and cost containment measures, legislative developments in the E.U. or the E.U. Member States may harm our ability to profitably sell our product candidates following regulatory approval. The delivery of healthcare in the E.U., including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national E.U. Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the U.K. where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. In the U.K. there is also a budget cap on branded health service medicines, and a new voluntary pricing scheme has been introduced that increases the level of rebate payment that a company is required to make to the National Health Service to take account of any spend on branded products that is above the agreed cap, and also imposes different payment rates for newer or older medicines. Similarly, provisions have been introduced into the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, and will lead to higher rebates than previously. In markets outside of the U.S., E.U. and U.K., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to successfully commercialize our product candidates following regulatory approval.

Recent federal legislation and actions by state and local governments may permit reimportation of drugs from foreign countries into the United States, including foreign countries where the drugs are sold at lower prices than in the United States, which could materially adversely affect our operating results.

We expect to face competition in the U.S. for our product candidates from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, a July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that FDA must grant before any importation may take place. In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary. If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our product candidates following regulatory approval. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our product candidates following regulatory approval and adversely affect our future revenues and prospects for profitability.

Risks Related to Our Reliance on Third Parties

We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, it may harm our business.

We rely on CROs, clinical data management organizations, medical institutions and clinical trial sites to conduct some aspects of our research and preclinical testing and to ensure the proper and timely conduct of our clinical trials, and we expect to have limited influence over their actual performance. Any of these third parties may terminate their engagements with us or be unable to fulfill their contractual obligations. If we need to enter into alternative arrangements, it would delay our product development activities. In addition, we rely upon CROs to monitor and manage data for our clinical programs, as well as for the execution of future nonclinical studies. We expect to control only certain aspects of our CROs’ activities. Nevertheless, we will be responsible for ensuring that each of our studies is conducted in accordance with the applicable contract, protocol, legal, regulatory and scientific standards and that clinical trial sites meet applicable protocol and regulatory requirements. Our reliance on CROs does not relieve us of our regulatory or specified contractual responsibilities.

Our third-party service providers are not our employees, and we are therefore unable to directly monitor whether or not they devote sufficient time and resources to our clinical and nonclinical programs. These third-party service providers may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. If these third parties do not successfully carry out their contractual duties, meet expected deadlines, or conduct our clinical trials in accordance with regulatory requirements or our stated protocols, we will not be able to obtain, or may be delayed in obtaining, marketing approvals for any product candidates we may develop and will not be able to, or may be delayed in our efforts to, successfully commercialize our medicines.

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

We do not own or operate, and do not expect to own or operate, facilities for product manufacturing, storage and distribution or testing. Accordingly, we rely on third parties to produce commercial and clinical supplies of our product candidates. Third-party vendors may be difficult to identify for our product process and formulation development and manufacturing due to special capabilities required, and they may not be able to meet our quality standards. In addition, certain of our third-party manufacturers and suppliers may encounter delays in providing their services as a result of supply chain constraints. If any third-party manufacturers or third parties in the supply chain for materials used in the production of our product candidates are adversely impacted by supply chain constraints, our supply chain may be disrupted, limiting our ability to manufacture our product candidates for our preclinical studies, clinical trials, research and development activities and, following regulatory approval, commercialization. Any significant delay in the supply of a product candidate, or the raw material components thereof, or of equipment and devices as necessary, for either commercialization or an ongoing clinical trial, due to the need to replace a third-party manufacturer or otherwise, could considerably delay marketing efforts for the product in question or the completion of clinical trials, product testing and potential regulatory approval of the product candidate in question. If our manufacturers or we are unable to purchase these raw materials after regulatory approval has been obtained for our product candidates, the commercial launch of our product candidates would be delayed or there would be a shortage in supply, which would impair our ability to generate revenue from the sale of our product candidates and may require notification to the FDA or other regulatory authorities. Moreover, as a result of projected supply constraints for certain materials used in the production of our product candidates, we have in the past and may in the future reserve manufacturing capacity in advance of receiving required efficacy or safety results from our clinical trials, which may involve committing substantial financial resources to product candidates that may never be approved or achieve commercialization at scale or at all. In addition, legislative, executive and regulatory proposals were recently enacted or are pending to, among other things, prevent drug shortages, improve pandemic preparedness and reduce the dependency of the U.S. on foreign supply chains and manufacturing; this may include the imposition of tariffs on foreign-manufactured products that we procure. While we are still assessing these developments, they could impact our selection and utilization of CMOs, vendors and other suppliers and could have a material adverse impact on our business, financial condition and results of operations.

The facilities used by our contract manufacturers to manufacture our product candidates must be approved by the FDA pursuant to inspections that will be conducted after we submit an NDA or other similar application to the FDA. Such facilities must also register with the FDA. Similar requirements apply in other jurisdictions. We do not control the manufacturing process of, and are completely dependent on, our contract manufacturing partners for compliance with cGMP requirements for the manufacture of product candidates. If our contract manufacturers cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable non-U.S. regulatory authorities, we will not be able to secure or maintain regulatory approval for our product candidates. In addition, we have limited control over the ability of our contract manufacturers to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or comparable non-U.S. regulatory authorities do not approve these facilities for the manufacture of our product candidates or if they withdraw any such approval in the future, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop and obtain regulatory approval for our product candidates and, if approved, market our product candidates.

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

All entities involved in the preparation of product candidates for clinical trials or commercial sale following regulatory approval, including our existing CMOs for all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the U.S. These regulations govern manufacturing processes and procedures, including record-keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in the issuance of inspectional observations on FDA’s Form-483, Warning or Untitled Letters, similar communications or objections by other authorities, public safety alerts identifying our company or product candidates and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, suspensions of production, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical supplies of our product candidates or, following regulatory approval, commercial supplies for those product candidates.

We and our CMOs must supply all necessary documentation in support of an NDA or similar regulatory application on a timely basis, and must adhere to regulations enforced by the FDA and other regulatory agencies through their facilities inspection program. Some of our CMOs may not have produced a commercially approved pharmaceutical product and therefore may not have obtained the requisite regulatory authority approvals to do so. The facilities and quality systems of some or all of our third-party contractors must pass a pre-approval inspection for compliance with the applicable regulations as a condition of regulatory approval of our product candidates. In addition, the regulatory authorities may, at any time, audit or inspect a manufacturing facility involved with the preparation of our product candidates or the associated quality systems for compliance with the regulations applicable to the activities being conducted. Although we oversee the CMOs, we cannot control the manufacturing process of, and are completely dependent on, our CMO partners for compliance with the regulatory requirements. If these facilities do not pass a pre-approval plant inspection, regulatory approval of the product candidates may not be granted or may be substantially delayed until any violations are corrected to the satisfaction of the regulatory authority, if ever.

The regulatory authorities also may, at any time following approval of a product for sale, inspect the manufacturing facilities of our third-party contractors. If any such inspection or audit identifies a failure to comply with applicable regulations or if a violation of our product specifications or applicable regulations occurs independent of such an inspection or audit, we or the relevant regulatory authority may require remedial measures that may be costly and time consuming for us or a third party to implement, and that may include the temporary or permanent suspension of a clinical trial or commercial sales or the temporary or permanent closure of a facility. Any such remedial measures imposed upon us or third parties with whom we contract could materially harm our business.

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

These factors could cause us to incur higher costs and could cause the delay or termination of clinical trials, regulatory submissions, required approvals or commercialization of our product candidates following regulatory approval. Furthermore, if our suppliers fail to meet contractual requirements and we are unable to secure one or more replacement suppliers capable of production at a substantially equivalent cost, our clinical trials may be delayed or we could lose potential revenue.

We may be dependent on one or a limited number of suppliers for certain components of our product candidates.

For certain of our product candidates, we may now or in the future be dependent on one or a limited number of third-party suppliers for our product candidates. We cannot ensure that such suppliers will be available or have sufficient capacity or supply to meet our needs, or that they will not be acquired by a competitor and cease working with us as a result. As a result, we face a number of related risks, including disruptions or delays in the supply of our product candidates or price fluctuations for those supplies.

From time to time, there may be a limited number of potential suppliers for our product candidates. If we were required to change suppliers, the manufacture and delivery of our product candidates could be interrupted for an extended period of time. Establishing additional or replacement suppliers for any of the components or processes used in our product candidates, if required, may not be accomplished quickly, if at all. Any replacement supplier would need to be qualified and may require additional regulatory approval, resulting in further delay. Any interruption or delay in the supply of components or materials, or our inability to obtain components or materials from alternate sources at acceptable prices in a timely manner, could limit the supply of our product candidates available for use in clinical trials or commercial sale following applicable regulatory approvals. Additionally, the FDA, as part of its evaluation of our product candidates, will review the manufacturing processes and facilities of our suppliers. Any delay, or failure to receive, such approval, including as a result of delays in the FDA review of our suppliers, could delay or prevent the approval of our product candidates.

Certain of our product candidates are novel, complex and difficult to manufacture. We could experience manufacturing problems that result in delays in our development or commercialization programs or otherwise harm our business.

The manufacturing processes our CMOs use to produce our product candidates are novel, complex and have not necessarily been validated for commercial use. Several factors could cause production interruptions, including equipment malfunctions, facility contamination, raw material shortages or contamination, natural disasters, disruption in utility services, human error or disruptions in the operations of our suppliers.

Our biologic product candidates may require processing steps that are more complex than those required for most small molecule drugs. Moreover, unlike small molecules, the physical and chemical properties of biologics generally cannot be fully characterized. As a result, assays of the finished product candidate may not be sufficient to ensure that the product candidate is consistent from lot-to-lot or will perform in the intended manner. Accordingly, our CMOs must employ multiple steps to control the manufacturing process to assure that the process is reproducible and the product candidate is made strictly and consistently in compliance with the process. Problems with the manufacturing process, even minor deviations from the normal process, could result in product candidate defects or manufacturing failures that result in lot failures, product recalls, product liability claims or insufficient inventory to conduct clinical trials or supply commercial markets. We may encounter problems achieving adequate quantities and quality of clinical-grade materials that meet the FDA, the E.U., the U.K. or other applicable standards or specifications with consistent and acceptable production yields and costs.

In addition, the FDA, the EMA, the MHRA and other regulatory authorities may require us to submit samples of any lot of any approved product candidate together with the protocols showing the results of applicable tests at any time. Under some circumstances, the FDA, the EMA, the MHRA or other comparable regulatory authorities may require that we not distribute a lot until the agency authorizes its release. Slight deviations in the manufacturing process, including those affecting quality attributes and stability, may result in unacceptable changes in the product candidate that could result in lot failures or product recalls. Lot failures or product recalls could cause us to delay product launches or clinical trials, which could be costly to us and otherwise harm our business, financial condition, results of operations and prospects.

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

We are subject to operational risks associated with the physical and digital infrastructure at the manufacturing facilities that our external service providers utilize.

The manufacturing facilities we rely on may incorporate a significant level of automation of equipment with integration of several digital systems, including those that may utilize AI, to improve efficiency of operations. The digitization of these facilities exposes us to the risk of process equipment malfunctions. These risks include potential system failures or shutdowns due to internal or external factors including design issues, system compatibility or potential cybersecurity compromises, incidents or breaches. Upgrades or changes to these systems, infrastructure or the software that our external service providers implement, use, or upon which our business relies, may result in the introduction of new cybersecurity vulnerabilities and risks.

The facilities and infrastructure of our contract manufacturers or other third-party providers may also be subject to attacks or acts of sabotage by outside actors, contractors or employees. Any disruption in our contract manufacturers’ manufacturing capabilities could delay scaling up production capacity for our product candidates or shut down facilities, impose additional costs, cause us to fail to meet certain product volume or delivery timing obligations, or may require us to identify, qualify and establish an alternative manufacturing site, which could adversely affect our business.

Other Risks Related to Our Business and Industry

We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.

Our ability to compete in the highly competitive biotechnology and pharmaceutical industries depends upon our ability to attract, motivate and retain highly qualified managerial, scientific and medical, financial, accounting and legal personnel. We have benefited substantially from the leadership, performance and vision of our senior leaders, including our Principal Executive Officer, Matthew Gline, as well as other senior executives at Roivant and the Vants. The loss of the services provided by any of our executive officers, other key employees and other scientific and medical advisors, and our inability to find suitable replacements, could result in delays in the development of our product candidates and harm our business. Due to the small number of employees at some of the Vants, the loss of a key employee may have a larger impact on our business. In addition, we rely on a limited number of employees in certain key jurisdictions, including the U.K. and Switzerland. Competition for skilled personnel is intense and the turnover rate can be high, which may limit our ability to hire and retain highly qualified personnel on acceptable terms or at all. In addition, while we expect to engage in an orderly transition process as we integrate newly appointed officers and managers, we face a variety of risks and uncertainties related to management transition, including diversion of management attention from business concerns, failure to retain other key personnel or loss of institutional knowledge. Competition for senior leadership in the healthcare investment industry is intense, and we cannot guarantee that we will be able to retain our key personnel or that of our Vants.

To encourage valuable employees to remain at our company, in addition to salary and cash incentives, we have provided certain equity awards that vest over time. The value to employees of equity awards that vest over time may be significantly affected by movements in our share price that are beyond our control and may at any time be insufficient to counteract more lucrative offers from other companies. Our employment agreements provide that our employees could leave our employment at any time. We do not maintain “key person” insurance for any members of our senior leadership team or other employees. Our success also depends on our ability to continue to attract, retain and motivate highly skilled junior, mid-level and senior managers as well as junior, mid-level and senior scientific and medical personnel. If we are unable to attract and incentivize quality personnel on acceptable terms, or at all, it may cause our business and operating results to suffer.

We will need to expand our organization and may experience difficulties in managing this growth, which could disrupt operations.

In connection with our continued growth, we expect to hire, either directly or through our current or future affiliates, additional employees for our managerial, finance and accounting, clinical, scientific and engineering, regulatory, operational, manufacturing, sales and marketing teams. We may have difficulties in connection with identifying, hiring, integrating and retaining new personnel. Future growth would impose significant additional responsibilities on management, including the need to identify, recruit, maintain, motivate and integrate additional employees, consultants and contractors. Also, management may need to divert attention away from our day-to-day activities and devote a substantial amount of time to managing these growth activities. We may not be able to effectively manage the expansion of operations across our entities, which may result in weaknesses in infrastructure, give rise to operational mistakes, loss of business opportunities, loss of employees and reduced productivity among remaining employees. Our future growth could require significant capital expenditures and may divert financial resources from other projects, such as the development of product candidates. If our management is unable to effectively manage our growth, our expenses may increase more than expected, our ability to generate and grow revenues could be reduced, and we may not be able to implement our business strategy. Our future financial performance and ability to commercialize product candidates and new technologies and compete effectively will partly depend on our ability to effectively manage any future growth.

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

 There is no certainty that all of our employees, agents, contractors or collaborators, or those of our affiliates, will comply with all applicable laws and regulations, particularly given the high level of complexity of these laws. Violations of these laws and regulations could result in fines, criminal sanctions against us, our officers, or our employees, the closing down of our facilities, requirements to obtain export licenses, cessation of business activities in sanctioned countries, implementation of compliance programs, and prohibitions on the conduct of our business. Any such violations could include prohibitions on our ability to offer our products in one or more countries and could harm our reputation, our brand, our international expansion efforts, our ability to attract and retain employees, and our business, prospects, operating results and financial condition.

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

The development and commercialization of new drug products is highly competitive. Now and in the future we may face competition from major pharmaceutical companies, specialty pharmaceutical companies, biotechnology companies, academic institutions, government agencies and other public and private research organizations worldwide. Our competitors, either alone or with collaborative partners, may succeed in developing, acquiring or licensing on an exclusive basis drug or biologic products that are more effective, safer, more easily commercialized or less costly than our product candidates or may develop proprietary technologies or secure patent protection that we may need for the development of our technologies and product candidates.

There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:

•	VYVGART (efgartigimod alfa-fcab) and VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc), neonatal Fc receptor blockers, potential competitors to IMVT-1402;

•	IMAAVY (nipocalimab-aahu) and RYSTIGGO (rozanolixizumab-noli), anti-FcRn antibodies, potential competitors to IMVT-1402;

•	TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab;

•	Dazukibart, an interferon beta (IFN-beta) inhibitor, a potential competitor to brepocitinib; and

•	Tyvaso (treprostinil), a prostacyclin mimetic, a potential competitor to mosliciguat.

Many of our current or potential competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do.

Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient, or are less expensive than our product candidates. Furthermore, currently approved products could be discovered to have application for treatment of our targeted disease indications or similar indications, which could give such products significant regulatory and market timing advantages over our product candidates. Our competitors also may obtain regulatory approval for their products more rapidly than we do and may obtain orphan product exclusivity from the FDA for indications that we are targeting, which could result in our competitors establishing a strong market position before we are able to enter the market. Additionally, products or technologies developed by our competitors may render our product candidates uneconomical or obsolete and we may not be successful in marketing our product candidates we may develop against competitors.

In addition, we could face litigation or other proceedings with respect to the scope, ownership, validity and enforceability of our patents relating to our competitors’ products and our competitors may allege that our product candidates infringe, misappropriate or otherwise violate their intellectual property. The availability of our competitors’ products could limit the demand, and the price we are able to charge, for our future products.

The markets in which our healthcare technology and computational drug discovery Vants participate are competitive, and if we do not compete effectively, our business and operating results could be adversely affected.

The overall market for healthcare technologies and software is global, rapidly evolving, competitive and subject to changing technology and shifting customer focus. Our healthcare technology Vants, including Lokavant, a clinical trial technology company, and Zest, which is building a medical dermatology platform, face competition from well-established providers of similar solutions, certain of which may have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies, payors, providers and other software and services vendors.  Our computational drug discovery Vants, including VantAI, which uses machine learning to build computational models to generate new molecular entities for targets of interest, and Psivant, which uses molecular dynamics to design small molecules for highly validated hard-to-drug targets, face competition from both established industry competitors and an increasing wave of competition in the in silico discovery and development worlds, including startups, large and mid-sized biopharmaceutical companies, large technology companies and others. Our computational drug discovery companies develop highly specific technologies designed to accelerate the process of drug discovery.  We have no assurance that our technologies will perform as expected, and new and existing competitors from academia, the startup ecosystem or established biopharmaceutical companies may already have or will develop more performant technology. The field is growing rapidly and more and better funded competitors will continue to enter our markets and innovate.

Many of our healthcare technology competitors are able to devote greater resources to the development, promotion and sale of their software solutions and services. Third parties with greater available resources and the ability to initiate or withstand substantial price competition could acquire our current or potential competitors. Our competitors may also establish cooperative relationships among themselves or with third parties that may further enhance their product offerings or resources, and may generally have more effective relationships with key healthcare stakeholders, including payors, providers, regulators and other software and services vendors, among others. If our competitors’ products, services or technologies are more capable or become more accepted than our solutions, if our competitors are successful in bringing their products or services to market earlier than we do or if our competitors are able to respond more quickly and effectively to new or changing opportunities, technologies or customer requirements than we can, then the business and prospects of these Vants could be adversely affected.

We also face competition from solutions that biopharmaceutical companies develop internally and from smaller companies that offer products and services directed at more specific markets than we target, enabling these smaller competitors to focus a greater proportion of their efforts and resources on these markets, in both healthcare technology and drug discovery.

Some of these competitors are involved in drug discovery (either themselves or with partners) and others develop software or other tools utilizing AI which can be used, directly or indirectly, in drug discovery. To the extent these other AI approaches to drug discovery prove to be more successful than our approaches, we may not be successful in identifying potential targets or attracting collaborators to work with us. Any of these risks, if encountered, could negatively impact our financial condition, results of operations and cash flows.

We and our subsidiaries are subject to litigation and investigation risks which could adversely affect our business, results of operations and financial condition and could cause the market value of our common shares to decline. Insurance coverage may not be available for, or adequate to cover, all potential exposure for litigation and other business risks.

We and our subsidiaries are from time to time subject to various litigation matters and claims, including regulatory proceedings, administrative proceedings, product liability claims related to our clinical trials, securities litigation and other lawsuits, and governmental investigations. In addition, we and our subsidiaries may receive requests for information from governmental agencies in connection with their regulatory or investigatory authority or from private third parties pursuant to subpoena. These proceedings may be complex and prolonged, and may occupy the resources of our and our subsidiaries’ management and employees. These proceedings are also costly to prosecute and defend and may involve substantial awards or damages payable by us or our subsidiaries if not favorably resolved. We and our subsidiaries may be required to pay substantial amounts or grant certain rights on unfavorable terms in order to settle such proceedings. We also face risks relating to litigation arising from judgments made by us and the Vants as to the materiality of any developments in our businesses, including with respect to preclinical and clinical data, and the resulting disclosure (or lack thereof) may give rise to securities litigation.

We maintain insurance policies for certain litigation and various business risks, but such policies may not be adequate to compensate us for any or all potential losses. In addition, such insurance may not be available to us in the future on economically reasonable terms, or at all. Further, our insurance, if available, may not cover all claims made against us and defending a suit, regardless of its merit, could be costly and divert management’s attention. Because of the uncertain nature of litigation, investigations and insurance coverage decisions, it is not possible to predict the outcome of these matters as they arise from time to time, and they could have a material adverse effect on our and our subsidiaries’ business, results of operations and financial condition, could impact our ability to consummate a transaction that is challenged or otherwise subject to such litigation and could cause the market value of our common shares to decline.

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

Our internal computer and other information technology systems, or those used by our collaborators, CROs or other contractors, consultants or third parties upon whom we rely, may fail or suffer other breakdowns, cyberattacks or information security breaches or incidents, including as a result of a deficiency in our cybersecurity practices, that could compromise the confidentiality, integrity and availability of such systems and data, expose us to liability and affect our reputation.

We are dependent upon information technology systems, infrastructure and data to operate our business. We also rely on third-parties and their information technology systems. We generally require our third-party providers to implement effective security measures and to identify and correct for any information technology security failures, deficiencies or breaches. Although we seek to supervise such third parties’ security measures, our ability to do so is limited. Despite the implementation of security measures, our internal computer and other information technology systems and those of our collaborators, CROs and other contractors, consultants and third parties upon whom we rely may be vulnerable to damage, outages and interruptions resulting from computer viruses and other malicious code or unauthorized access, or breached, compromised or otherwise subject to security incidents due to operator error, inadvertent or intentional actions by our employees or other third parties, malfeasance, cybercriminals, natural disasters (including hurricanes and earthquakes), terrorism, war, telecommunication and electrical failures or other system disruptions. Geopolitical events, such as wars and other conflicts, may increase the risks of cyber-attacks, disruptions and security breaches and incidents that we and these third parties face. Security threats can come from a variety of sources, ranging in sophistication from an individual hacker to a state-sponsored attack. Cyber threats may be broad-based or otherwise generic in nature, or they may be custom-crafted against our information technology systems or those of our collaborators, CROs or other contractors, consultants or third parties upon whom we rely.

As the cyber-threat landscape evolves, cyber-attacks have become more prevalent, intense, sophisticated and much harder to detect and defend against. Such attacks could include the use of key loggers or other harmful and virulent malware, including ransomware or other denials of service, and can be deployed through malicious websites, the use of social engineering, including phishing attacks, and other means. We and our collaborators, CROs or other contractors, consultants and third parties upon whom we rely may not be able to anticipate all types of security threats, and we may not be able to implement preventive measures effective against all such security threats. The techniques used by cyber criminals change frequently, may not be recognized until launched, and can originate from a wide variety of sources. Although to our knowledge we have not experienced any such material system failure or security breach or incident to date, if a breakdown, cyberattack or other information security breach or incident were to occur and cause interruptions in our operations, it could result in a material disruption of our development programs and our business operations, whether due to loss or misappropriation of trade secrets or loss of, or unauthorized modification, unavailability, disclosure or other unauthorized processing of, other proprietary information or other similar disruption, and we could incur liability and reputational damage. For example, any corruption, loss or other unavailability of clinical trial data from completed, ongoing or future clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Likewise, we rely on our third-party research institution collaborators for research and development of our product candidates and other third parties for the manufacture of our product candidates and to conduct clinical trials, and similar events relating to their computer and other information technology systems could also have a material adverse effect on our business.

Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disruption of key business operations and diversion of the attention of management and key information technology resources. In the United States, notice of breaches must be made to affected individuals, the HHS, and for extensive breaches, notice may need to be made to the public at large or U.S. state attorneys general. Such a notice could harm our reputation and our ability to compete. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or security breaches or incidents. Although we maintain insurance protection against cybersecurity events or incidents, the costs related to significant security breaches, incidents or disruptions could be material and exceed the limits of any insurance coverage we have, and may result in increases in our insurance costs, or we may otherwise have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring. Relevant insurance may in the future become unavailable to us on commercially reasonable terms or at all. Any disruption or security breach or incident that results in or is perceived to have resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, transfer, modification, unavailability or other processing of confidential or proprietary information, including data related to our personnel, could result in the loss, unauthorized modification, use, unavailability, disclosure or other unauthorized processing of critical or sensitive data, and could cause us to incur liability. Further, in any such event, the development and commercialization of our product candidates following regulatory approval could be delayed and our business and operations could be adversely affected. Any of the foregoing could result in significant financial, legal or reputational harm to us and our business.

Our business is subject to complex and evolving U.S. and foreign laws and regulations, information security and other policies, and contractual obligations relating to privacy and data protection and security, including the use, processing and cross-border transfer of personal information. These laws and regulations are subject to change and uncertain interpretation, and could result in claims, changes to our business practices, or monetary penalties, and otherwise may harm our business, as could any actual or perceived failure by us or third parties upon whom we rely to comply with such laws and regulations and other obligations.

Certain of our subsidiaries and affiliates collect, receive, store, and otherwise process significant and increasing volumes of personal data (including protected health information), research and developmental information, commercial information, and business and financial information, including information we collect about patients and healthcare providers in connection with clinical trials in the U.S. and abroad necessary to operate their businesses and for legal, marketing and other business-related purposes. We heavily rely on external security and infrastructure vendors to manage our information technology systems and data centers. We face a number of risks relative to protecting this critical information, including the loss of access, inappropriate use or disclosure, inappropriate modification, and the risk of our being unable to adequately monitor, audit and modify our controls over our critical information. This risk extends to third-party vendors and subcontractors we use to manage this sensitive data.

We are subject to data privacy and protection laws and regulations governing the collection, transmission, storage and use of personally-identifying information, which among other things, impose requirements relating to the privacy, security, transmission and disposal of such information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. A failure by us, our subsidiaries or affiliates or vendors acting on our behalf to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. New legislation anticipated to be enacted in various other states will continue to shape the U.S. data privacy regulatory framework. The effects on our business of this growing body of privacy and data protection laws, which vary from state to state, are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

There are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with entities (including clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Several U.S. states have enacted (as discussed further below) legislation specifically to regulate the collection, use, and disclosure of personal health information by entities not subject to the HIPAA privacy and security regulations. Other states have enacted laws that, while not specifically focused on personal health information, require heightened protections for that information to the extent it is not regulated by HIPAA. Given that we are generally not subject to HIPAA, these laws require us to invest in compliance resources and create liability risks for us.

The Federal Trade Commission (“FTC”), along with certain state attorneys general, have taken aggressive action to protect consumers’ privacy and the use of consumer personal information. Using its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices affecting consumers, the FTC has brought numerous cases against companies for failing to protect the privacy and security of personal information in a manner consistent with consumer expectations and such companies’ stated privacy policies, notices or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the risk of such an action is difficult to quantify and to mitigate.

More than twenty U.S. states have enacted new privacy legislation in recent years and amended existing laws to address privacy risks posed by new technologies. With respect to personal information, for example, the California Confidentiality of Medical Information Act (the “CMIA”), which expressly applies to pharmaceutical companies as well as health care providers and health plans, provides protection for personal health information stored in mobile applications and similar technologies and imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires the company to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 for violations made for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which apply broadly to entities collecting personal health information either within the state or about residents of the state, generally require consent for the collection and use of such information, as well as a separate consent for sharing any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

More broadly applicable state consumer privacy laws, including the California Consumer Privacy Act of 2018 (“CCPA”), typically require us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to, among other things, limit the use and disclosure of their “sensitive” (including health) personal information other than for specified purposes and the ability to opt-out of certain sales of personal information. Most of the broadly applicable state privacy laws are enforceable only by state authorities, but the CCPA provides a private right of action for data security breaches that result in the compromise of certain sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency have authority to implement and enforce the CCPA. Numerous other states in the United States have proposed or enacted similar legislation. Further, some states have enacted more specific legislation, such as Washington’s enactment of the My Health, My Data Act, which includes a private right of action. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the U.S. Department of Justice recently issued a final rule that took effect in April 2025 and places limitations, and in some cases prohibitions, on certain transfers of sensitive personal data to business partners located in China or with other specified links to China (and other designated countries).

Outside of the U.S., laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the E.U. the collection and use of personal data is governed by the provisions of the E.U. General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the E.U. member states governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The E.U.-US Privacy Shield was such a transfer mechanism put in place by the E.U. and the U.S., but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield – the E.U.-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and E.U. implemented the DPF. Companies can now use this new mechanism to transfer personal data from the E.U. to the U.S. and from Switzerland to the U.S., following the national implementation in Switzerland. The U.K. Extension to the E.U.-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, 2023, allowing certifying entities to transfer personal data from the U.K. to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. It is also unclear whether actions by the Trump Administration will lead the European Commission to reconsider the DPF. Related questions were raised in the European Parliament in the beginning of 2025.

While in July 2020 the CJEU upheld the validity of standard contractual clauses (“SCCs”) as a legal mechanism to transfer personal data to jurisdictions that the European Commission has not found to provide an adequate level of protection and while the European Commission adopted new SCCs in July 2021, companies relying on SCCs must, subject to additional guidance from regulators in the EEA and the U.K., regularly evaluate and implement supplementary measures that provide privacy protections additional to those provided under SCCs. The use of the new SCCs may increase the legal risks and liabilities under EEA privacy, data protection and information security laws. Given that, at present, there are few, if any, viable alternatives to the SCCs and the DPF, any transfers by us or our vendors of personal information from the EEA to the US may not comply with the EEA data protection laws, which may increase our exposure to the GDPR’s heightened sanctions for violations of its cross-border data transfer restrictions and may prohibit our transfer of EEA personal information outside of the EEA (including clinical trial data), and may adversely impact our operations, product development and ability to provide our products.

The competent authorities and courts in a number of E.U. Member States increasingly scrutinize and question the GDPR compliance of processing of personal data by US-based entities or entities with links to US-based entities, independently of whether personal data is actually transferred outside the EEA. The GDPR authorizes fines for certain violations of up to 4% of global annual revenue or €20 million, whichever is greater. Such fines are in addition to any civil litigation claims by customers and data subjects. European data protection authorities may interpret the GDPR and national laws differently and impose additional requirements, which contributes to the complexity of processing personal data in or from the EEA. In June 2021, the CJEU issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of E.U. Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the E.U. member state in question and the competent authority bringing the claim is not the lead supervisory authority.

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the U.K. and the E.U. (i.e., following the U.K.’s exit from the E.U.), data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar substantial fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from E.U. member states to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, this adequacy decisions will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. In March 2024, the British Government published the Data Protection and Digital Information (No. 2) Bill intended to create a more business-friendly regime in the U.K. through changes to the existing legislation. At this stage it is unclear whether and when this legislation will be adopted and whether such legislative reforms could potentially lead the European Commission not to extend or to revoke the U.K. adequacy decision. On March 18, 2025, the European Commission proposed to extend its adequacy decision in favor of the U.K. for an additional six-month period. This would allow transfers of personal data from the E.U. to the U.K. to continue until December 27, 2025 and is intended to allow time for the legislative process to conclude in the U.K. Once this process is concluded, the European Commission will assess the new U.K. legal framework and decide on its adequacy. In the meantime, the U.K. data protection rules that were found adequate in June 2021 remain in place and continue to apply to data transferred from the E.U.

If we or our third-party service providers are unable to properly protect the privacy and security of personal information or other confidential data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, E.U. Data Protection Authorities, and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the U.S., the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.

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

If we or our affiliates’ employees, independent contractors, principal investigators, consultants, commercial collaborators, service providers or other vendors or potential collaborators fail to comply with healthcare laws or regulatory standards and requirements, we could face substantial penalties and our business, operations, and financial conditions could be adversely affected.

We are exposed to the risk that our or our affiliates’ employees and contractors, including principal investigators, CROs, CMOs, consultants, commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing and the FDA’s GCP, GLP and GMP standards; federal, state and foreign healthcare fraud and abuse laws and data privacy; or laws that require the true, complete and accurate reporting of financial information or data. In particular, sales, marketing and other business arrangements in the healthcare industry are subject to extensive laws intended to prevent fraud, kickbacks, self-dealing, bribery, corruption, antitrust violations and other abusive practices. The laws that may impact our operations include the federal Anti-Kickback Statute, the False Claims Act, the HIPAA, as amended by HITECH, the federal Physician Payment Sunshine Act, federal consumer protection and unfair competition laws and analogous state and foreign laws and regulations. These laws may restrict or prohibit a wide range of business activities, including research, manufacturing, distribution, pricing, discounting, marketing and promotion, sales commission, customer incentive programs and other business arrangements. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, creating fraudulent data in our nonclinical studies or clinical trials or illegal misappropriation of drug product, which could result in regulatory sanctions and serious harm to our reputation. It is not always possible to identify and deter employee or third-party misconduct, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations.

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

If product liability claims are brought against us, we may incur substantial liabilities, delay our planned or ongoing clinical trials and limit commercialization of our product candidates following regulatory approval.

We face risks associated with product liability claims related to the use of our product candidates in clinical trials, future sales of our product candidates following regulatory approval or historical sales of approved products. We may be sued if our product candidates cause or are perceived to cause injury or are found to be otherwise unsuitable during clinical testing, manufacturing, marketing or sale. Any such product liability claims may include allegations of defects in manufacturing, defects in design, a failure to warn of dangers inherent in the product, negligence, strict liability or a breach of warranties. Claims could also be asserted under state consumer protection acts. If we cannot successfully defend ourselves against product liability claims, we may incur substantial liabilities or be required to limit testing and commercialization of our product candidates following regulatory approval. Even successful defense would require significant costs to defend litigation and a diversion of management’s time and resources. Regardless of the merits or eventual outcome, liability claims may result in a decreased or interrupted demand for our product candidates, if approved, injury to our reputation, withdrawal of clinical trial participants and inability to continue clinical trials, and initiation of investigation by regulators. Any successful liability claims could result in substantial monetary awards to trial participants or patients; product recalls, withdrawals, or labeling, marketing or promotional restrictions; loss of revenue; exhaustion of any available insurance and our capital resources; the inability to commercialize any product candidate following regulatory approval; and a decline in our share price.

The product liability insurance we currently carry, and any additional product liability insurance coverage we acquire in the future, may not be sufficient to reimburse us for any expenses or losses we may suffer. Moreover, insurance coverage is becoming increasingly expensive and in the future we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses due to liability. We have insurance coverage which extends to liabilities arising from our product candidates; however, there is no assurance that we will be able to maintain this insurance coverage on commercially reasonable terms or in adequate amounts or that this coverage will be sufficient to cover any losses arising from any claims related to those product candidates. Our insurance policies may have various exclusions, and we may be subject to a product liability claim for which we have no coverage. We may have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient capital to pay such amounts. Even if our agreements with any future corporate collaborators entitle us to indemnification against losses, such indemnification may not be available or adequate should any claim arise. A successful product liability claim or series of claims brought against us could adversely affect our results of operations and business, including preventing or limiting the commercialization of our product candidates following regulatory approval.

If we or any contract manufacturers or suppliers we engage fail to comply with environmental, health and safety laws and regulations, we could become subject to fines or penalties or incur costs that could harm our business.

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

We or the third parties upon whom we depend may be adversely affected by earthquakes, hurricanes, fires, outbreak of disease or other natural disasters and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

Earthquakes, hurricanes, fires or other natural disasters could severely disrupt our operations, and have a material adverse effect on our business, results of operations, financial condition and prospects. If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our offices, that damaged critical infrastructure, such as the manufacturing facilities of our third-party CMOs, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible for us to continue our business for a substantial period of time. The disaster recovery and business continuity plans we have in place currently are limited and are unlikely to prove adequate in the event of a serious disaster or similar event. We may incur substantial expenses as a result of the limited nature of our disaster recovery and business continuity plans, which, particularly when taken together with our limited earthquake and flood insurance coverage, could have a material adverse effect on our business.

The increasing use of social media platforms presents new risks and challenges.

Social media is increasingly being used to communicate about our research, product candidates and the diseases our product candidates are being developed to treat. Social media practices in the biopharmaceutical industry continue to evolve and regulations relating to such use are not always clear. This evolution creates uncertainty and risk of noncompliance with regulations applicable to our business, resulting in potential regulatory actions against us. For example, patients may use social media channels to comment on their experience in an ongoing blinded clinical study or to report an alleged adverse event. When such disclosures occur, there is a risk that we fail to monitor and comply with applicable adverse event reporting obligations or we may not be able to defend our business or the public’s legitimate interests in the face of the political and market pressures generated by social media due to restrictions on what we may say about our development candidates and investigational medicines. There is also a risk of inappropriate disclosure of sensitive information or negative or inaccurate posts or comments about us on any social networking website. Furthermore, our employees, affiliates and business partners may use social media for their personal use, and their activities on social media or in other forums could result in adverse publicity for us. Any negative publicity as a result of social media posts, whether or not such claims are accurate, could adversely impact us. If any of these events were to occur or we otherwise fail to comply with applicable regulations, we could incur liability, face regulatory actions, or incur other harm to our business. The use of social media also creates additional risks in the EEA and the U.K. where promotion of prescription-only medicines to patients and the general public is strictly prohibited. Social media content that is generated, shared or liked by our company or our directors, employees, staff or other representatives may potentially be perceived or construed as constituting prohibited promotion of prescription-only medicinal products and trigger enforcement and penalties. This is an area of increased scrutiny in both the EEA and the U.K.

The use of AI could expose us to liability or adversely affect our business.

We and certain of our early-stage discovery Vants and healthcare technology businesses use machine learning and AI as part of their business. However, there are significant risks involved in utilizing AI and no assurance can be provided that our use of AI will enhance our business or operations or result in our business or operations being more efficient or profitable. For example, AI algorithms may be flawed, insufficient, of poor quality, reflect unwanted forms of bias, or contain other errors or inadequacies, any of which may not be easily detectable; AI has been known to produce false or “hallucinatory” inferences or outputs; AI can present ethical issues and may subject us to new or heightened legal, regulatory, ethical or other challenges; and inappropriate or controversial data practices by developers and end-users, or other factors adversely affecting public opinion of AI, could impair the acceptance of AI solutions, including those incorporated in our businesses. If the AI solutions that we create or use are deficient, inaccurate or controversial, we could suffer from competitive harm, legal liability, brand or reputational harm, or other adverse impacts on our business and financial results. If we do not have sufficient rights to use the data or other material or content on which our AI solutions or other AI tools we use rely, we also may incur liability through the violation of applicable laws, third-party intellectual property, privacy or other rights, or contracts to which we are a party.

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in August 2024, the E.U. Artificial Intelligence Act (the “E.U. AI Act”), which establishes broad obligations for the development and use of AI-based technologies in the E.U. based on their potential risks and level of impact, came into force. The E.U. AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

Risks Related to Our Intellectual Property

If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.

We rely, and will continue to rely, upon a combination of patents, trademarks, trade secret protection and confidentiality agreements with employees, consultants, collaborators, advisors and other third parties to protect the intellectual property related to our brand, current and future drug development programs and product candidates. Our success depends in large part on our ability to obtain and maintain patent protection in the U.S. and other countries with respect to our product candidates. We seek to protect our proprietary position by in-licensing or acquiring intellectual property and filing or working with our licensors to file patent applications in the U.S. and abroad related to our product candidates, defending our intellectual property rights against third-party challenges and enforcing our intellectual property rights to prevent third-party infringement. The patent prosecution process is expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. Furthermore, there is always a risk that our licensed or owned issued patents and any pending and future patent applications may not protect our product candidates, in whole or in part, and may not effectively prevent others from commercializing competitive products, or that an alteration to our product candidates or processes may provide sufficient basis for a competitor to avoid infringing our patent claims. The risks associated with patent rights generally apply to patent rights that we in-license now or in the future, as well as patent rights that we may own now or in the future.

It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to confidential or patentable aspects of their research and development output, such as employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach the agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to obtain patent protection. In addition, while we have pre-publication review procedures in effect, premature or inadvertent publication of potentially patentable subject matter could preclude our ability to obtain patent protection. We may choose not to seek patent protection for certain innovations or product candidates and may choose not to pursue patent protection in certain jurisdictions, and under the laws of certain jurisdictions, patents or other intellectual property rights may be unavailable or limited in scope and, in any event, any patent protection we obtain may be limited. As a result, our product candidates may not be protected by patents in all jurisdictions. We generally apply for patents in those countries where we intend to make, have made, use, offer for sale, or sell our product candidates following regulatory approval and where we assess the risk of infringement to justify the cost of seeking patent protection. However, we do not seek protection in all countries where we intend to sell product candidates following regulatory approval and we may not accurately predict all the countries where patent protection would ultimately be desirable. If we fail to timely file a patent application in any such country or major market, we may be precluded from doing so at a later date. The patent applications that we own or in-license may fail to result in issued patents with claims that cover product candidates in the U.S. or in other countries. We may also inadvertently make statements to regulatory agencies during the regulatory approval process that may be inconsistent with positions that have been taken during prosecution of our patents, which may result in such patents being narrowed, held unpatentable, invalidated or held unenforceable in enforcement and other adversarial proceedings.

The patent applications that we own or in-license may fail to result in issued patents with claims that cover our product candidates in the U.S. or in other countries. Our pending PCT patent applications are not eligible to become issued patents until, among other things, we file a national stage patent application within 30 months in the countries in which we seek patent protection. If we do not timely file any national stage patent applications, we may lose our priority date with respect to our PCT patent applications and any patent protection on the inventions disclosed in such PCT patent applications. We cannot guarantee any current or future patents will provide us with any meaningful protection of our product candidates or other technology or competitive advantage. For example, any issued patents might not cover the pharmaceutical composition of the product candidate that is ultimately commercialized following regulatory approval. There is no assurance that all of the potentially relevant prior art relating to our patents and patent applications has been found, which can prevent a patent from issuing from a pending patent application or be used to invalidate an issued patent or otherwise find an issued patent to be unpatentable. The examination process may require us to narrow our claims, which may limit the scope of patent protection that we may ultimately obtain. Even if patents do successfully issue and even if such patents cover our product candidates, third parties may challenge their patentability, validity, enforceability or scope, which may result in such patents being narrowly construed, invalidated or held unenforceable or unpatentable, any of which could limit our ability to prevent competitors and other third parties from developing and marketing similar products or product candidates or limit the length of terms of patent protection we may have for our product candidates and technologies. Other companies may also design around technologies we have patented, licensed or developed. In addition, the issuance of a patent does not give us the right to practice the patented invention. Third parties may have blocking patents that could prevent us from marketing product candidates, or practicing our own patented technology, or impose a substantial royalty burden to do so. Any successful opposition to these patents or any other patents owned by or licensed to us could deprive us of rights necessary for the successful commercialization of product candidates following regulatory approval. Further, if we encounter delays in regulatory approvals, the period of time during which we could market a product candidate under patent protection could be reduced. If any of our patents are challenged, invalidated, circumvented by third parties or otherwise limited or expire prior to the commercialization of our product candidates following regulatory approval, and if we do not own or have exclusive rights to other enforceable patents protecting our product candidates or other technologies, competitors and other third parties could market products or product candidates and use processes that are substantially similar to, or superior to, ours and our business would suffer.

If the patent applications we own or have in-licensed with respect to our product candidates fail to issue, if their validity, patentability, enforceability, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our product candidates following regulatory approval. Any such outcome could have a materially adverse effect on our business.

The patent position of biotechnology and pharmaceutical companies generally is highly uncertain, involves complex legal and factual questions and has in recent years been the subject of much litigation. The standards that the USPTO and its counterparts in other countries use to grant patents are not always applied predictably or uniformly. In addition, the laws of countries other than the U.S. may not protect our patent rights and other intellectual property rights to the same extent as the state and federal laws of the U.S., and many companies have encountered significant problems in protecting and defending such rights in such jurisdictions. For example, European patent law restricts the patentability of methods of treatment of the human body more than U.S. law does.

Other parties have developed technologies that may be related or competitive to our own technologies and such parties may have filed or may file patent applications, or may have received or may receive patents, claiming inventions that may overlap or conflict with those claimed in our own or licensed patent applications or issued patents. Furthermore, publications of discoveries in scientific literature often lag behind the actual discoveries, and patent applications in the U.S. and other jurisdictions are typically not published until 18 months after filing, or in some cases not at all. Therefore, we cannot know with certainty whether we or our licensors were the first to make the inventions claimed in our owned or in-licensed patents or pending patent applications, or that we or our licensors were the first to file for patent protection of such inventions. As a result, the issuance, scope, patentability, validity, enforceability and commercial value of our patent rights are highly uncertain. Our pending and future patent applications may not result in patents being issued which protect our technology or product candidates, in whole or in part, or which effectively prevent others from commercializing competitive technologies and product candidates. Changes in either the patent laws or interpretation of the patent laws in the U.S. and other countries may diminish the value of our patents or narrow the scope of our patent protection.

The issuance of a patent is not conclusive as to its inventorship, scope, patentability, validity or enforceability, and our owned and licensed patents may be challenged in the courts or patent offices in the U.S. and abroad. We are currently and may in the future be subject to third-party pre-issuance submissions of prior art to the USPTO or its equivalents and we or our licensors have in the past, and may in the future, become involved in opposition, derivation, re-examination, inter partes review (“IPR”), post-grant review or interference or derivation proceedings in the U.S. or in other jurisdictions challenging our patent rights or the patent rights of others. A third party may also claim that our owned or licensed patent rights are invalid or unenforceable in a litigation.

In addition, certain U.S. patents relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that GSG, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have previously been the subject of IPR proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the PTAB, whose decisions were subsequently reviewed by the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). As previously disclosed, the Federal Circuit ultimately affirmed the PTAB’s decisions upholding certain claims under those patents and invalidating others. Additionally, one European patent (EU Patent No. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2018 by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office (the “EPO”) Opposition Division. In 2019, the EPO Opposition Division upheld claims as amended by an auxiliary request submitted by the patent owner. Merck and Moderna appealed and, in 2023, the Boards of Appeal of the EPO set aside the EPO Opposition Division decision and remitted the case to the EPO Opposition Division for further prosecution. In June 2024, the EPO Opposition Division upheld the patent with the same claims as amended as it had upheld in 2019. All parties have appealed the decision, and the appeals are pending. Genevant may commence litigation at any time to enforce its patent rights against infringers.

The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. An adverse determination in any such submission, proceeding or litigation could reduce the scope of, or invalidate, our patent rights, allow third parties to commercialize our technology or product candidates and compete directly with us, without payment to us, result in our inability to manufacture or, following regulatory approval, commercialize product candidates without infringing third-party patent rights or result in our breach of agreements pursuant to which we license such rights to our collaborators or licensees. In addition, if the patentability, validity, breadth or strength of protection provided by our patents and patent applications is threatened, it could dissuade companies from collaborating with us to license, develop or commercialize product candidates. Such challenges may result in loss of exclusivity or in patent claims being narrowed, invalidated or held unenforceable or unpatentable, in whole or in part, which could limit our freedom to operate, our ability to stop others from using or commercializing similar or identical technology and product candidates, or the duration of the patent protection of our technology and product candidates. Such challenges also may result in substantial cost and require significant time from our scientists and management, even if the eventual outcome is favorable to us. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects.

Even if they are unchallenged, our owned and in-licensed patents and pending patent applications, if issued, may not provide us with any meaningful protection or prevent competitors from designing around our patent claims to circumvent our owned or licensed patents by developing similar or alternative technologies or therapeutics in a non-infringing manner. For example, a third party may develop a competitive product that provides benefits similar to one or more of our product candidates but that falls outside the scope of our patent protection. Moreover, patents have a limited lifespan. In the U.S., the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. Various extensions may be available; however, the life of a patent, and the protection it affords, are limited. Without patent protection, our product candidates may be open to competition from generic versions of such product candidates. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our own and, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

The length of our patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.

Patents have a limited lifespan. In the U.S., if all maintenance fees are timely paid, the statutory expiration of a patent is generally 20 years from its earliest U.S. non-provisional filing date, without taking into account any possible patent term adjustment or extension and assuming payment of all appropriate maintenance, renewal, annuity or other governmental fees. In certain instances, the patent term may be adjusted to add additional days to compensate for delays incurred by the USPTO in issuing the patent. Also, the patent term may be extended for a period of time to compensate for at least a portion of the time a product candidate was undergoing FDA regulatory review. However, the life of a patent, and the protection it affords, are limited. Even if patents covering product candidates are obtained, once the patent life has expired, we may be open to competition from other products or product candidates, including generics or biosimilars. Given the amount of time required for the development, testing and regulatory review of new product candidates, patents protecting such product candidates might expire before or shortly after such candidates are commercialized. As a result, our owned and in-licensed patent portfolio may not provide us with sufficient rights to exclude others from commercializing product candidates similar or identical to our product candidates.

If we do not obtain protection under the Hatch-Waxman Amendments by extending the patent term, our business may be harmed.

Our commercial success will largely depend on our ability to obtain and maintain patent rights and other intellectual property rights in the U.S. and other countries with respect to our proprietary technology, product candidates and our target indications. Given the amount of time required for the development, testing and regulatory review of product candidates, patents protecting our product candidates might expire before or shortly after such candidate begins to be commercialized. We expect to seek extensions of patent terms in the U.S. and, if available, in other countries where we are prosecuting patents.

Depending upon the timing, duration and specifics of FDA marketing approval of product candidates, one or more of our U.S. patents may be eligible for a limited patent term extension (“PTE”) under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years beyond the normal expiration of the patent as compensation for patent term lost during development and the FDA regulatory review process, which is limited to the approved indication (and potentially additional indications approved during the period of extension) covered by the patent. This extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and is limited to only one patent that covers the approved product, the approved use of the product, or a method of manufacturing the product. Patent term extension also may be available in certain foreign countries, including the E.U. where it is known as a Supplementary Protection Certificate, upon regulatory approval of our product candidates, based on similar legislation. However, the applicable authorities, including the FDA and the USPTO in the U.S., and any equivalent regulatory authority in other countries, may not agree with our assessment of whether such extensions are available, and may refuse to grant extensions to our patents, or may grant more limited extensions than we request. We may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time-period or the scope of patent protection afforded could be less than we request. Even if we are able to obtain an extension, the patent term may still expire before or shortly after we receive FDA marketing approval for a given product candidate.

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

Periodic maintenance fees on any issued patent are due to be paid to the USPTO and other patent agencies in other jurisdictions in several stages over the lifetime of the patent. The USPTO and various national or international patent agencies require compliance with a number of procedural, documentary, fee payment and other similar provisions during the patent application process. In certain circumstances, we rely on our licensing partners to pay these fees due to U.S. and non-U.S. patent agencies and to take the necessary action to comply with these requirements with respect to our licensed intellectual property. While an inadvertent lapse can in many cases be cured by payment of a late fee or by other means in accordance with the applicable rules, there are situations in which noncompliance can result in abandonment or lapse of the patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. Non-compliance events that could result in abandonment or lapse of patent rights include, but are not limited to, failure to timely file national and regional stage patent applications based on our international patent applications, failure to respond to official actions within prescribed time limits, underpayment or non-payment of fees and failure to properly legalize and submit formal documents within prescribed time limits. If we or our licensors fail to maintain the patents and patent applications covering our product candidates, our competitors might be able to enter the market earlier than anticipated, which would have an adverse effect on our business.

We rely on certain in-licensed patents and other intellectual property rights in connection with our development of certain product candidates and, if we fail to comply with our obligations under our existing and any future intellectual property licenses with third parties, we could lose license rights that are important to our business.

Our ability to develop and eventually, if approved, commercialize product candidates is dependent, and will continue to be dependent, on licenses to patent rights and other intellectual property granted to us by third parties. Further, development and, following regulatory approval, commercialization of our product candidates may require us to enter into additional license or collaboration agreements.

Our current license agreements impose, and future agreements may impose, various development, diligence, commercialization and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we may not be able to market our product candidates following regulatory approval. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. Additionally, biotechnology and pharmaceutical license agreements are complex and certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. For example, disputes may arise with respect to our current or future licensing agreement include disputes relating to:

•	the scope of rights granted under the license agreement and other interpretation-related issues;

•	our financial or other obligations under the license agreement;

•	the extent to which our technology or product candidates may infringe on intellectual property of the licensor that is not subject to the licensing agreement;

•	the sublicensing of patent and other rights;

•	our diligence obligations under the license agreements and what activities satisfy those diligence obligations;

•	the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and

•	the priority of invention of patented technology.

If disputes over intellectual property that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and, following regulatory approval, commercialize our product candidates. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and, following regulatory approval, commercialization of our product candidates or incur liability for damages. In addition, we may need to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates.

Furthermore, if our licenses are terminated, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties would have the freedom to seek regulatory approval of, and to market, products identical or competitive to ours and we may be required to cease our development and, following regulatory approval, commercialization of certain of our product candidates. Moreover, if disputes over intellectual property that we license prevent or impair our ability to maintain other licensing arrangements on commercially acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. In addition, certain of these license agreements, may not be assignable by us without the consent of the respective licensor, which may have an adverse effect on our ability to engage in certain transactions. Any of the foregoing could have a material adverse effect on our business, financial condition, results of operations and prospects. In addition, in some circumstances, we may not have the right to control the preparation, filing and prosecution of patent applications, or to maintain or enforce the patents, covering technology that our licensor licenses from third parties. Therefore, we cannot be certain that these or other patents will be prosecuted, maintained and enforced in a manner consistent with the best interests of our business. Additionally, we may not have sufficient ability to provide input into the patent prosecution, maintenance, enforcement and defense process with respect to such patents, and our licensors may fail to take the steps that we believe are necessary or desirable in order to obtain, maintain, enforce and defend the in-licensed patents. If our current or future licensors or collaboration partners fail to obtain, maintain, defend, protect or enforce any patents or patent applications licensed to us, our rights to such patents and patent applications may be reduced or eliminated and our right to develop and, following regulatory approval, commercialize product candidates that are the subject of such licensed rights could be adversely affected.

Furthermore, certain of our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology or may not provide us with rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. The intellectual property portfolio licensed to us by our licensors at least in some respects, may therefore be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. For example, Immunovant does not have rights to develop, manufacture, use or commercialize batoclimab or IMVT-1402 or file or enforce patents relating to these assets in territories other than the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America, as such rights in other jurisdictions have been retained by HanAll Biopharma Co., Ltd. (“HanAll”) or licensed by HanAll to third parties. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons, even if such litigation or administrative proceeding occurs in a territory in which we do not have a license. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

Third-party claims or litigation alleging infringement, misappropriation or other violations of third-party patents or other proprietary rights or seeking to invalidate our patents or other proprietary rights, may delay or prevent the development and commercialization of our product candidates.

Our commercial success depends, and will continue to depend, in part on our avoidance of infringement, misappropriation and other violations of the patents and proprietary rights of third parties. However, our research, development and commercialization activities may be subject to claims that we infringe, misappropriate or otherwise violate patents or other intellectual property rights owned or controlled by third parties. Our competitors or other third parties may assert infringement claims against us, alleging that our product candidates infringe their patents. We cannot be certain that we do not infringe existing patents or that we will not infringe patents that may be granted in the future. There is a substantial amount of litigation, both within and outside the U.S., involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, derivation and administrative law proceedings, IPR and post-grant review before the USPTO, as well as oppositions and similar processes in other jurisdictions. Numerous U.S. and non-U.S. issued patents and pending patent applications, which are owned by third parties, exist in the fields in which we and our collaborators are developing product candidates. As the biotechnology and pharmaceutical industries expand and more patents are issued, and as we gain greater visibility, the risk increases that our product candidates or other business activities may be subject to claims of infringement of the patent and other proprietary rights of third parties. Third parties may assert that we are infringing their patents or employing their proprietary technology without authorization. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. We could also be required to pay damages, which could be significant, including treble damages and attorneys’ fees if we are found to have wilfully infringed such patents.

Additionally, because patent applications can take many years to issue, there may be currently pending patent applications which may later result in issued patents that our product candidates may infringe. In addition, third parties may obtain patents in the future and claim that use of our technologies infringes upon these patents. If any third-party patents were held by a court of competent jurisdiction to cover any of our product candidates, the holders of any such patents may be able to block our ability to commercialize such product candidates following regulatory approval, unless we obtained a license under the applicable patents, or until such patents expire or are finally determined to be invalid or unenforceable or unpatentable. Similarly, if any third-party patent were held by a court of competent jurisdiction to cover aspects of our formulations, processes for manufacture or methods of use, including combination therapy, the holders of any such patent may be able to block our ability to develop and, following regulatory approval, commercialize the applicable product candidate, unless we obtained a license or until such patent expires or is finally determined to be invalid or unenforceable or unpatentable. In either case, such a license may not be available on commercially reasonable terms or at all. Claims that we have misappropriated the confidential information or trade secrets of third parties could have a similar negative impact on our business. In addition, we may be subject to claims that we are infringing other intellectual property rights, such as trademarks or copyrights, or misappropriating the trade secrets of others, and to the extent that our employees, consultants or contractors use intellectual property or proprietary information owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions, which could be time-consuming and divert the attention of senior management.

Parties making claims against us may obtain injunctive or other equitable relief, which could effectively block our ability to further develop and commercialize one or more of our product candidates following regulatory approval. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. In the event of a successful infringement or other intellectual property claim against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for wilful infringement, obtain one or more licenses from third parties, pay royalties or redesign our affected product candidates, which may be impossible or require substantial time and monetary expenditure. We cannot predict whether any such license would be available at all or whether it would be available on commercially reasonable terms. Furthermore, even in the absence of litigation, we may need to obtain licenses from third parties to advance our research or allow commercialization of our product candidates following regulatory approval, and we have done so from time to time. We may fail to obtain any of these licenses at a reasonable cost or on reasonable terms, if at all. In that event, we would be unable to further develop and commercialize one or more of our product candidates, which could harm our business significantly. We cannot provide any assurances that third-party patents do not exist which might be enforced against our product candidates, resulting in either an injunction prohibiting our sales, or, with respect to our sales, an obligation on our part to pay royalties and other forms of compensation to third parties.

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

The scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history. Our interpretation of the relevance or the scope of a patent or a pending application may be incorrect, which may negatively impact our ability to market our product candidates following regulatory approval. We may incorrectly determine that our product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the U.S. or abroad that we consider relevant may be incorrect and we may incorrectly conclude that a third-party patent is unpatentable, invalid or unenforceable. Our failure to identify and correctly interpret relevant patents may negatively impact our ability to develop and market our product candidates following regulatory approval.

If we fail to identify and correctly interpret relevant patents covering our product candidates or their methods of manufacture or use, we may be subject to infringement claims. We cannot guarantee that we will be able to successfully settle or otherwise resolve such infringement claims. If we fail in any such dispute, in addition to being forced to pay damages, we may be temporarily or permanently prohibited from commercializing any of our product candidates that are held to be infringing. We might, if possible, also be forced to redesign product candidates so that we no longer infringe the third-party intellectual property rights. Any of these events, even if we were ultimately to prevail, could require us to divert substantial financial and management resources that we would otherwise be able to devote to our business.

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

In February 2022, Roivant’s subsidiary GSG and its affiliate Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the District Court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision and again ruled that the complaint should not be partially dismissed on the basis of § 1498. In February 2024, the court held a claim construction hearing on disputed terms within the claims of the asserted patents. On April 3, 2024, the court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with GSG and Arbutus’ position on most of the disputed claim terms. Fact discovery in the Moderna Action has been completed, and expert discovery is on-going. The court in the Moderna Action has informed the parties that it plans to update the timing for the summary judgment phase and jury trial, previously scheduled for the second or third quarter of calendar year 2025 and September 2025, respectively.

Separately, in April 2023, GSG and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). In July 2023, Pfizer and BioNTech filed an answer. The court held a claim construction hearing in the Pfizer Action in December 2024. The court has not provided guidance for the timing of its ruling in the claim construction ruling, which could potentially come in calendar year 2025.

In addition, in March 2025, GSG and Arbutus filed five international lawsuits against Moderna targeting alleged infringing activity in 30 countries (the “International Cases”). These cases are:

•
Canada: Federal Court of Canada File No. T-704-25, seeking a permanent injunction and damages or, if GSG so elects, an accounting of Moderna’s profits, attributable to infringement of Canadian Patent No. 2,721,333.

•	Japan: Tokyo District Court Case No. 2025 (Wa) 70079, seeking a permanent injunction and reasonable royalty for infringement of Japanese Patent No. 5,475,753.

•
Switzerland: filing a case, seeking a permanent injunction and monetary relief, which upon later choice of GSG and Arbutus can include surrender of profits, damages or a reasonable royalty, for infringement of EP 2 279 254.

•
Unified Patent Court (“UPC”): Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, for infringement of EP 2 279 254.

•	UPC: Case 10284/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, for infringement of EP 4 241 767.

The UPC actions together seek relief in the following countries: Austria, Belgium, Bulgaria, Denmark, Estonia, Finland, France, Germany, Greece, Hungary, Iceland, Ireland, Italy, Latvia, Lithuania, Luxembourg, Malta, Monaco, the Netherlands, Norway, Poland, Portugal, Romania, Slovenia, Spain, Sweden, Switzerland/Liechtenstein and Turkey.

In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such suits, including the Moderna Action, the International Cases, and the Pfizer Action, will ultimately be resolved successfully. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are unpatentable, invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description, or non-statutory subject matter as well as for double-patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution or that inventorship of the patent was incorrectly named. Third parties may also raise similar validity or unpatentability claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have in-licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of unpatentability, invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our product candidates. Such a loss of patent protection could harm our business. Additionally, any adverse outcome could allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products, if approved, without infringing third-party patent rights.

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

We may not have sufficient financial or other resources to adequately conduct the Moderna Action, the International Cases, the Pfizer Action or any other such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.

Because many of the patents we own or have licensed are owned or licensed by our subsidiaries, and in certain cases by subsidiaries that are not or will not be directly commercializing products, if approved, we may not be in a position to obtain a permanent injunction against a third party that is found to infringe our patents.

Many patents that we own or have in-licensed are assigned to or licensed by our direct or indirect subsidiaries. For example, any patents that Immunovant has licensed are assigned to its wholly-owned subsidiary Immunovant Sciences GmbH. If a third party is found to be infringing such patents, we and our direct subsidiaries may not be able to permanently enjoin the third-party from making, using, offering for sale or selling the infringing product or activity for the remaining life of such patent in the U.S. or other jurisdictions when the patent is assigned to a subsidiary, which is not the entity that is or would be commercializing a potentially competitive product or service. In such a circumstance, such third-party may be able to compete with us or our subsidiaries, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

Changes in U.S. patent law or the patent law of other countries or jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

As is the case with other biopharmaceutical companies, we depend and will continue to depend on intellectual property. Obtaining and enforcing patents in the biopharmaceutical industry involves both technological and legal complexity and is therefore costly, time consuming and inherently uncertain. Changes in either the patent laws or interpretation of the patent laws in the U.S. or USPTO rules and regulations could increase the uncertainties and costs.

The U.S. has in the past and more recently enacted and implemented wide-ranging patent reform legislation. In addition, patent reform legislation may pass in the future that could lead to additional uncertainties and increased costs surrounding the prosecution, enforcement and defense of our patents and pending patent applications. The U.S. Supreme Court and U.S. Court of Appeals for the Federal Circuit have ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. For example, in June 2022, the World Trade Organization members agreed to waive certain patent rights with respect to COVID-19 vaccines. Any waiver of our patent or other intellectual property protection by the U.S. and other foreign governments, including with respect to Genevant’s licensed lipid nanoparticle (“LNP”) delivery technology as used in connection with messenger RNA vaccine delivery, could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

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

Moreover, a third party may challenge the current patents, or patents that may issue in the future, within our portfolio, which could result in the invalidation of some or all of the patents that might otherwise be eligible for listing in the Orange Book for one of our future products. If a third party successfully challenges all of the patents that might otherwise be eligible for listing in the Orange Book for one of our future products before an ANDA or 505(b)(2) NDA is filed we will be unable to obtain a 30-month stay of FDA approval of a 505(b)(2) or ANDA.

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

If we are unsuccessful in enforcing our patents against generics or biosimilars, our future products could face competition prior to the expiration of the patents which cover such products, which could have a material adverse effect on our business, financial condition, results of operations and prospects. Furthermore, any such litigation or other proceedings to enforce or defend intellectual property rights are often very complex in nature, may be very expensive and time-consuming, may divert management’s attention from our core business, and may result in unfavorable results that could limit our ability to prevent third parties from competing with product candidates.

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

Many biotechnology and pharmaceutical companies have encountered significant problems in protecting and defending intellectual property rights in other jurisdictions. The legal systems of certain countries, particularly certain developing countries, do not favor the enforcement of patents, trade secrets and other intellectual property protection, particularly those relating to biotechnology or pharmaceutical product candidates, which could make it difficult for us to stop the infringement of our patents or marketing of competing product candidates in violation of our intellectual property rights generally. Proceedings to enforce our patent rights in other jurisdictions, whether or not successful, could result in substantial costs and divert our efforts and attention from other aspects of our business, could put our patents at risk of being invalidated or interpreted narrowly and our patent applications at risk of not issuing and could provoke third parties to assert claims against us. We may not prevail in any lawsuits that we initiate and the damages or other remedies awarded, if any, may not be commercially meaningful. Accordingly, our efforts to enforce our intellectual property rights around the world may be inadequate to obtain a significant commercial advantage from the intellectual property that we develop or license.

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

Because we rely and expect to continue to rely on third parties to manufacture our product candidates, and we collaborate and expect to continue to collaborate with third parties on the development of product candidates, we must, at times, share trade secrets with them. We also conduct joint research and development programs that may require us to share trade secrets under the terms of our research and development partnerships or similar agreements. We seek to protect our proprietary technology and information in part by entering into confidentiality agreements and, if applicable, material transfer agreements, consulting agreements or other similar agreements with our advisors, employees, third-party contractors and consultants prior to beginning research or disclosing proprietary information. These agreements typically limit the rights of the third parties to use or disclose our confidential information, including our trade secrets. Despite the contractual provisions employed when working with third parties, the need to share trade secrets and other confidential information increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. Any disclosure, either intentional or unintentional, by our employees, the employees of third parties with whom we share facilities or third-party consultants and vendors that we engage to perform research, clinical trials or manufacturing activities, or misappropriation by third parties (such as through a cybersecurity breach) of our trade secrets or proprietary information could enable competitors to duplicate or surpass our technological achievements, thus eroding our competitive position in the market. Further, adequate remedies may not exist in the event of unauthorized use or disclosure. Given that our proprietary position is based, in part, on our know-how and trade secrets, a competitor’s discovery of our trade secrets or other unauthorized use or disclosure would impair our competitive position and may have an adverse effect on our business and results of operations.

In addition, these agreements typically restrict the ability of our advisors, employees, third-party contractors and consultants to publish data potentially relating to our trade secrets, although our agreements may contain certain limited publication rights. Policing unauthorized use of our or our licensors’ intellectual property is difficult, expensive and time-consuming, and we may be unable to determine the extent of any unauthorized use or know whether the steps we have taken to protect our intellectual property will be effective. Moreover, enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the U.S. are less willing or unwilling to protect trade secrets. The enforceability of confidentiality agreements may also vary from jurisdiction to jurisdiction. Despite our efforts to protect our trade secrets, our competitors and other third parties may discover our trade secrets, including our proprietary software, either through breach of our agreements with third parties, independent development or publication of information by any of our third-party collaborators. A competitor’s or other third-party’s discovery of our trade secrets, including our proprietary software, would impair our competitive position and have an adverse impact on our business.

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

Certain software utilized in our computational drug discovery efforts may include third-party open source software and we expect to continue to incorporate open source software in the future. The use or distribution of open source software involves a number of risks, many of which cannot be eliminated and could negatively affect our business. For example, we cannot ensure that we have effectively monitored our use of open source software or that we are in compliance with the terms of the applicable open source licenses or our current policies and procedures. There have been claims against companies that use open source software asserting that the use of such open source software infringes the claimants’ intellectual property rights including patent rights and copyrights. As a result, we could be subject to suits by third parties claiming infringement on such third parties’ intellectual property rights. Litigation could be costly for us to defend, have a negative effect on our business, financial condition and results of operations, or require us to devote additional research and development resources to modify our computational drug discovery platform.

Use or distribution of open source software may entail greater risks than use of third-party commercial software, as open source licensors generally do not provide warranties, controls on the origin of the software or other contractual protections regarding infringement claims or the quality of the code, including with respect to security vulnerabilities. In addition, certain open source licenses require that source code for software programs that interact with such open source software be made available to the public at no cost and that any modifications or derivative works to such open source software continue to be licensed under the same terms as the open source software license. The terms of various open source licenses have not been interpreted by courts in the relevant jurisdictions, and there is a risk that such licenses could be construed in a manner that imposes unanticipated conditions or restrictions on our ability to market our solutions. By the terms of certain open source licenses, if portions of our proprietary software are determined to be subject to an open source license or if we combine our proprietary software with open source software in a certain manner, we could be required to release the source code of our proprietary software and to make our proprietary software available under open source licenses, each of which could reduce or eliminate the effectiveness of our computational discovery efforts. We may also face claims alleging noncompliance with open source license terms or misappropriation or other violation of open source technology. We may also face claims alleging that the contractual terms of an open source license provide the licensor with an ownership interest in our developments made using software that incorporates the open source code. Any of these events could create liability for us and damage our reputation, which could have a material adverse effect on our competitive position, business, financial condition, results of operations and prospects.

We may be subject to claims that our employees, consultants or independent contractors have wrongfully used or disclosed confidential information of their former employers or other third parties.

We employ individuals who were previously employed at universities or other software, biotechnology or pharmaceutical companies, including our licensors, competitors or potential competitors. Although we seek to protect our ownership of intellectual property rights by ensuring that our agreements with our employees, collaborators, consultants, independent contractors and other third parties with whom we do business include provisions requiring such parties to not use the confidential information of their former employer, we may be subject to claims that we or our employees, consultants, independent contractors or other third parties have inadvertently or otherwise used or disclosed confidential information of our employees’ former employers or other third parties. We may also be subject to claims that former employers or other third parties have an ownership interest in our owned or in-licensed patents or patent applications. Litigation may be necessary to defend against these claims. There is no guarantee of success in defending these claims, and if we fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, valuable intellectual property, which could limit our ability to stop others from using or commercializing similar technology and therapeutics, without payment to us, could limit the duration of the patent protection covering our technology and product candidates and could result in our inability to develop, manufacture or commercialize our product candidates following regulatory approval without infringing third-party patent rights. Such intellectual property rights could be awarded to a third party, and we could be required to obtain a license from such third-party to commercialize our product candidates following regulatory approval. Such a license may not be available on commercially reasonable terms or at all. Even if we are successful, litigation could result in substantial cost and be a distraction to our management and other employees. Moreover, any such litigation or the threat thereof may harm our reputation, our ability to form strategic alliances or sublicense our rights to collaborators, engage with scientific advisors or hire employees or consultants, each of which would harm our business, results of operations and financial condition.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We rely, and will continue to rely, on a combination of internally developed and in-licensed intellectual property rights and we or our licensors may be subject to claims that former employees, consultants, independent contractors, collaborators or other third parties have an interest in our owned or in-licensed patents, trade secrets or other intellectual property as an inventor or co-inventor. For example, we or our licensors may have inventorship disputes arise from conflicting obligations of employees, consultants, independent contractors or other third parties who are involved in developing our product candidates. Litigation may be necessary to defend against these and other claims challenging inventorship or our or our licensors’ ownership of our owned or in-licensed patents, trade secrets or other intellectual property. If we or our licensors fail in defending any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, such as exclusive ownership of, or right to use, intellectual property that is important to our product candidates. Even if we are successful in defending against such claims, litigation could result in substantial costs and be a distraction to management and other employees. Any of the foregoing could harm our business, financial condition, results of operations and prospects.

In addition, while it is our policy to require our employees, consultants, independent contractors and other third parties who may be involved in the development of intellectual property to execute agreements assigning such intellectual property to us, we may be unsuccessful in executing such an agreement with each party who in fact develops intellectual property that we regard as our own. Our invention assignment agreements may not be self-executing or may be breached, and we may not have adequate remedies for any such breach. Additionally, we may be forced to bring claims against third parties, or defend claims they may bring against us, to determine the ownership of what we regard as our intellectual property. Furthermore, individuals executing agreements with us may have preexisting or competing obligations to a third party, such as an academic institution, and thus an agreement with us may be ineffective in perfecting ownership of inventions developed by that individual.

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

We rely, and will continue to rely, on trademarks as one means to distinguish product candidates that are approved for marketing from the product candidates of our competitors. Our current and future trademark applications in the U.S. and in other jurisdictions may not be allowed or may subsequently be opposed, challenged, infringed, circumvented, declared generic or determined to be infringing other marks. Additionally, once we select new trademarks and apply to register them, our trademark applications may not be approved. Third parties have in the past opposed, are currently opposing and may in the future oppose or attempt to cancel our trademark applications or trademarks, or otherwise challenge our use of the trademarks. In the event that our trademarks are successfully challenged, we could be forced to rebrand product candidates, which could result in loss of brand recognition and could require us to devote resources to advertising and marketing new brands. Our competitors may infringe our trademarks and we may not have adequate resources to enforce our trademarks. If we attempt to enforce our trademarks and assert trademark infringement claims, a court may determine that the marks we have asserted are invalid or unenforceable, or that the party against whom we have asserted trademark infringement has superior rights to the marks in question. In this case, we could ultimately be forced to cease use of such trademarks.

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

Once granted, patents may remain open to invalidity challenges including opposition, interference, re-examination, post-grant review, IPR, nullification or derivation action in court or before patent offices or similar proceedings for a given period after allowance or grant, during which time third parties can raise objections against such grant. In the course of such proceedings, which may continue for a protracted period of time, the patent owner may be compelled to limit the scope of the allowed or granted claims thus attacked, or the granted claims may be finally determined to be unpatentable, invalid or unenforceable altogether.

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

•
others may be able to make products that are similar to our product candidates that we intend to commercialize that are not covered by the patents that we exclusively licensed and have the right to enforce;

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

The use of AI by us, our early-stage discovery Vants and our healthcare technology businesses may introduce intellectual property risks.

The use of AI by us, our early-stage discovery Vants and healthcare technology businesses may introduce intellectual property risks that may adversely affect our ability to protect and commercialize our innovations. As part of our business strategy, we and certain of our Vants integrate AI-driven technologies into various stages of research and development processes, including target identification, drug discovery, compound screening, and clinical trial optimization. The use of generative AI algorithms, particularly those that autonomously generate data, models, or potential therapeutic candidates, raises unresolved legal questions about inventorship and ownership under current patent laws in the United States and other jurisdictions. Patent offices, including the USPTO, have yet to adopt a consistent framework for determining inventorship of AI-generated inventions. If we are unable to establish that our employees or systems meet the legal criteria for inventorship, we may be unable to secure patent protection for certain innovations developed using AI. Inability to protect such AI-generated inventions may diminish our competitive advantage and allow others to compete with us, harming our business. Obtaining and enforcing intellectual property protection for AI-generated outputs, such as product candidates or clinical trial designs, also presents risks to our business. If we are found to have used data in a manner inconsistent with applicable laws or agreements, we could face legal claims, ownership disputes, invalidation of our intellectual property rights, or restrictions on the use of our AI models. If we are unable to secure, maintain, and enforce effective intellectual property protection for our AI-enabled innovations, our business may be harmed. If we become subject to significant intellectual property litigation or licensing restrictions based on our use of AI tools, our ability to achieve or sustain a successful business may be materially harmed. Our use of AI in these processes may involve several intellectual property risks that may materially impact our business, financial condition, and results of operations.

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

•	receipt of marketing approval for a product candidate in one or more jurisdictions, or the failure to receive such marketing approval;

•	the results of clinical trials or preclinical studies conducted by us and the Vants;

•	changes in financial estimates and recommendations by securities analysts concerning us, the Vants or the biopharmaceutical industry and market in general;

•	operating and stock price performance of other companies that investors deem comparable to us;

•	changes in laws and regulations affecting our and the Vants’ businesses;

•	the outcome of litigation or other claims or proceedings, including governmental and regulatory proceedings;

•	changes in our capital structure, such as future issuances of securities or the incurrence of debt;

•	the volume of our common shares available for public sale and the relatively limited free float of our common shares;

•	any significant change in our board of directors or management;

•	sales of substantial amounts of our common shares by directors, executive officers or significant shareholders or the perception that such sales could occur; and

•
general economic and political conditions such as recessions, interest rates, tariffs and trade conditions in the global economy, commodity prices, international currency fluctuations and acts of war or terrorism.

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

Although we have determined that our internal control over financial reporting was effective as of March 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could adversely impact our ability to accurately and timely report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

These provisions may make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities. These provisions could also discourage proxy contests and make it more difficult for you and other shareholders to elect directors of your choosing and cause us to take corporate actions other than those you desire, any of which could harm our share price.

Our largest shareholders own a significant percentage of our common shares and are able to exert significant control over matters subject to shareholder approval.

Our largest shareholders continue to hold a significant percentage of our common shares. As a result, these holders have the ability to substantially influence us and exert significant control through this ownership position and, in the case of certain holders, service on our board of directors. For example, these holders may be able to control elections of directors, issuance of equity, including to our employees under equity incentive plans, amendments of our organizational documents or approval of any merger, amalgamation, sale of assets or other major corporate transaction. These holders’ interests may not always coincide with our corporate interests or the interests of other shareholders, and they may exercise their voting and other rights in a manner with which you may not agree or that may not be in the best interests of our other shareholders. Furthermore, our largest shareholders may from time to time have interests that differ from ours or from one another, and from time to time there may be disputes with or between such shareholders, which could be costly, time-consuming and divert management resources. So long as these holders continue to own a significant amount of our equity, they will continue to be able to strongly influence our decisions.

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

Pursuant to our 2021 Equity Incentive Plan (the “2021 EIP”), we are authorized to grant options, restricted stock units and other share-based awards to our employees, directors and consultants. The aggregate number of shares reserved for issuance under the 2021 EIP increases annually on the first day of each fiscal year during the term of the plan in an amount equal to the lesser of (i) 5% of the number of our common shares outstanding as of the day of the immediately preceding fiscal year and (ii) such number of our common shares as determined by our board of directors in its discretion. On March 31, 2025, the board of directors deferred the annual increase in the shares available for issuance under the 2021 EIP to one or more later dates prior to March 31, 2026. To the extent the board of directors later approves this annual increase, or if our board of directors elects in the future to make any additional increase in the number of shares available for future grant under the 2021 EIP, and if our shareholders approve of any such additional increase, our shareholders may experience additional dilution, and our share price may fall.

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

We may retain future earnings, if any, for future operations, expansion and other corporate uses and have no plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends as a public company in the future will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions, applicable law and other factors that our board of directors may deem relevant. As a result, you may not receive any return on an investment in our common shares unless you sell your shares for a price greater than that which you paid for them.

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

Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. For example, our effective tax rates could be adversely affected by changes in foreign currency exchange rates or by changes in the relevant tax, accounting and other laws (including tax treaties), regulations, principles and interpretations. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.

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

Our tax position could be adversely impacted by changes in tax rates, tax laws, tax practice, tax treaties or tax regulations or changes in the interpretation thereof by the tax authorities in Europe (including the U.K. and Switzerland), the U.S., Bermuda and other jurisdictions, as well as being affected by certain changes currently proposed by the Organization for Economic Co-operation and Development and their action plan on Base Erosion and Profit Shifting. Such changes may become more likely as a result of recent economic trends in the jurisdictions in which we operate, particularly if such trends continue. If such a situation were to arise, it could adversely impact our tax position and our effective tax rate. Failure to manage the risks associated with such changes, or misinterpretation of the laws providing such changes, could result in costly audits, interest, penalties and reputational damage, which could adversely affect our business, results of our operations and our financial condition.

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

A non-U.S. corporation is considered a CFC if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the combined voting power or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and a portion of the CFC’s “global intangible low-taxed income” (as defined under Section 951A of the Code). Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. “Global intangible low-taxed income” may include most of the remainder of a CFC’s income over a deemed return on its tangible assets.

We believe that we were not classified as a CFC for the taxable year ended March 31, 2025. However, our non-U.S. subsidiaries will be classified as CFCs for the taxable year ended March 31, 2025. For U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income (regardless of whether we make any distributions), taxation of amounts treated as global intangible low-taxed income under Section 951A of the Code with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning or disposing of our common shares.

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

Our status as a PFIC will depend on the nature and composition of our income and the nature, composition and value of our assets from time to time. The 50% passive asset test described above is generally based on the fair market value of each asset. If we are a CFC (determined by disregarding certain downward attribution rules) and not publicly traded for the relevant taxable year, however, the test shall be applied based on the adjusted basis of our assets. Because our common shares should be considered to be “publicly traded” for the taxable year that ended on March 31, 2025, we would apply the 50% passive asset test using the fair market value of our assets. In addition, our status may also depend, in part, on how quickly we utilize our cash on-hand and cash from future financings in our business.

Based on the foregoing, with respect to the taxable year that ended on March 31, 2025, we believe that we were not a PFIC based in part upon the fair market value of our assets, including any goodwill and intangible property and the nature and composition of our income and assets.

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

Cybersecurity Risk Management and Strategy

 Roivant’s corporate information security organization, led by our Chief Information Security Officer (“CISO”), is responsible for our overall information security strategy, policy, security engineering, operations and cybersecurity threat and incident detection and response centrally at Roivant and the majority of our Vants. Certain of our Vants, including Immunovant and our healthcare technology Vants, have established and maintain separate cybersecurity functions which are similarly designed to protect their information and assets from cybersecurity threats or incidents.

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

 Roivant and the Vants’ cybersecurity programs are informed by industry standards and include periodic risk assessments and security testing supported by cybersecurity technologies, including third-party security solutions, vulnerability management and monitoring tools, designed to monitor, identify and manage risks from cybersecurity threats and incidents. In addition, we have implemented employee security and awareness training related to cybersecurity threats and incidents.

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

 Governance Related to Cybersecurity Risks

Roivant’s board of directors oversees our overall risk management strategy, including with respect to cybersecurity risks. Cybersecurity risk management policies and procedures are integrated into our overall risk management strategy, which is overseen by the audit committee of the board of directors (“Audit Committee”). At least annually, the Audit Committee discusses our risk management program, including any information security and technology risks and findings from any audits, with our Chief Accounting Officer and other members of our management team.

At the management level, our CISO is primarily responsible for leading our cybersecurity strategy centrally at Roivant and the majority of our Vants. Our CISO has extensive cybersecurity experience across a wide array of industries, with previous leadership positions specializing in safeguarding healthcare data across various health technology companies.

At Immunovant and the healthcare technology Vants that have established and maintain separate cybersecurity functions, governance is similarly overseen in the first instance by the boards of directors of those Vants as part of their overall risk management strategy, with ultimate oversight on a company-wide basis by the Roivant board of directors.

ITEM 2.	PROPERTIES

Our principal executive offices are located at 7th Floor, 50 Broadway, London SW1H 0DB, United Kingdom. Our registered office is located at Clarendon House, 2 Church Street, Hamilton HM 11, Bermuda.

Our subsidiary Roivant Sciences, Inc. (“RSI”) subleases 83,340 square feet of office space located in New York, New York, pursuant to a sublease agreement that expires in October 2032. In September 2024, RSI entered into a new lease agreement (the “RSI Lease Agreement”) with One Penn Plaza LLC for office space in New York, New York to serve as the future U.S. corporate headquarters of RSI. The RSI Lease Agreement commenced in December 2024 and will expire in August 2041. The lease contains an option to early terminate in August 2036 and an option to extend the term for one additional period of five years or 10 years at then-market rates in August 2041. Certain of our subsidiaries and affiliates also lease office space in New York, New York and Basel, Switzerland. We do not own any properties.

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

Holders

As of May 21, 2025, there were approximately 64 holders of record of our common shares. The actual number of holders of our common shares is greater than this number of record holders and includes shareholders who are beneficial owners but whose common shares are held in street name by banks, brokers and other nominees.

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

Performance Graph

The following stock performance graph illustrates a comparison from October 1, 2021 (the date our common shares commenced trading on The Nasdaq Global Market) through March 31, 2025, of the total cumulative shareholder return on our common shares, The Nasdaq Composite Index and The Nasdaq Biotechnology Index. This graph assumes an initial investment of $100 on October 1, 2021 at the market closing price of $9.35 per share, and that all dividends were reinvested (although dividends have not been paid on our common shares). The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common shares.

$140
$120
$100
$80
$60
$40
$20
10/1/2021
12/31/2021
3/31/2022
6/30/2022
9/30/2022
12/31/2022
3/31/2023
6/30/2023
9/30/2023
12/31/2023
3/31/2024
6/30/2024
9/30/2024
12/31/2024
3/31/2025
Roivant Sciences Ltd.
NASDAQ Composite
NASDAQ Biotechnology

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

Sales of Unregistered Securities and Use of Proceeds

None.

Issuer Repurchases of Equity Securities

During the three and twelve months ended March 31, 2025, we repurchased 27,126,867 and 128,631,786 common shares, respectively, for $292 million and $1.3 billion, respectively, including 270,000 common shares which were repurchased on March 31, 2025, with a settlement date of April 1, 2025. As of March 31, 2025, we were authorized to repurchase up to $205 million of our common shares.

The following table summarizes our common share repurchase transactions for the three months ended March 31, 2025:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Program(2)
				(in millions)
January 1 – 31, 2025	5,623,652	$11.15	5,623,652	$434.5
February 1 – 28, 2025	8,065,457	$10.66	8,065,457	$348.5
March 1 – 31, 2025	13,437,758	$10.67	13,437,758	$205.2
Total	27,126,867		27,126,867

(1)
The total number of common shares purchased set forth in this column is based on the trade date of the repurchase transaction (not the settlement date of the repurchase transaction), including 270,000 common shares which were repurchased on March 31, 2025, with a settlement date of April 1, 2025.

(2)
On April 2, 2024, we announced that our board of directors had authorized a common share repurchase program, allowing for repurchases of Roivant common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The timing and total amount of common shares repurchased depends on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities. Under the repurchase program, purchases may be conducted through open market transactions, tender offers or privately negotiated transactions, including the use of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Please refer to Note 8, “Shareholders’ Equity” to Roivant’s consolidated financial statements included in this Annual Report on Form 10-K for additional information related to share repurchases. The table excludes fees and commissions payable in connection with common share repurchases.

*
In addition to the repurchase transactions set forth above, during the fiscal year ended March 31, 2025, we withheld 3,790,584 common shares associated with net share settlements to cover (i) tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs and CVARs and (ii) the payment of the exercise price of certain stock options.

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

Overview

Roivant is a biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Roivant’s pipeline includes brepocitinib, a potent small molecule inhibitor of TYK2 and JAK1 in development for the treatment of dermatomyositis, non-infectious uveitis and cutaneous sarcoidosis; IMVT-1402 and batoclimab, fully human monoclonal antibodies targeting FcRn in development across several IgG-mediated autoimmune indications; and mosliciguat, an inhaled sGC activator in development for pulmonary hypertension associated with interstitial lung disease. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies. Beyond therapeutics, Roivant also incubates discovery-stage companies and health technology startups complementary to its biopharmaceutical business.

Components of Results of Operations

Revenue

Revenue primarily relates to amounts earned in connection with license agreements, as well as revenue generated by subscription and service-based fees.

Cost of revenues

Our cost of revenues primarily relates to subscription and service-based revenue recognized for the use of technology developed and consists primarily of employee, hosting and third-party data costs.

Research and development expenses

Research and development expenses consist mainly of costs incurred in connection with the discovery and development of our product candidates. Research and development expenses primarily include the following:

•
Program-specific costs, including direct third-party costs, which include expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research and any other third-party expenses directly attributable to the development of our product candidates.

•	Unallocated internal costs, including:

•	employee-related expenses, such as salaries, share-based compensation and benefits, for research and development personnel; and

•	other research and development related expenses that are not allocated to a specific program.

Research and development activities will continue to be central to our business model. We anticipate that our research and development expenses will increase for the foreseeable future as we advance our product candidates and our in-licensed assets through preclinical studies and clinical trials, as well as acquire or discover new product candidates.

The duration, costs and timing of preclinical studies and clinical trials of our product candidates will depend on a variety of factors that include, but are not limited to, the following:

•
the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of our product candidates and other research and development activities that we may conduct;

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

•
our ability to establish clinical and commercial manufacturing capabilities, or make arrangements with third-party manufacturers in order to ensure that we or our third-party manufacturers are able to make product candidates successfully; and

•	our ability to maintain a continued acceptable safety profile of our product candidates following regulatory approval of our product candidates.

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

Consideration for the purchase of IPR&D through asset acquisitions and license agreements may include cash upfront payments, shares and other liability instruments issued and the fair value of future contingent consideration payments.

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

We expect G&A expenses to increase in future periods to support our potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer (the “2024 Senior Executive Compensation Program”). The long-term equity incentive awards granted pursuant to this program will result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our audited financial statements for further details.

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets reflects a gain resulting from the sale of our entire equity interest in our majority-owned subsidiary, Telavant Holdings, Inc. (“Telavant”), to Roche Holdings, Inc. (“Roche”) in December 2023 (the “Roche Transaction”) as well as a gain resulting from the achievement of a one-time milestone in June 2024. In December 2023, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction and a one-time milestone payment of $150 million in cash, paid in August 2024 following the initiation of a Phase 3 trial in UC. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer Inc. (“Pfizer”) owned the remaining 25%, in each case on an as-converted basis. The $7.1 billion in closing consideration and $150 million one-time milestone payment were paid to all of Telavant’s equity holders, including holders of Telavant restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. We recognized a gain on sale of Telavant net assets of $110.4 million for our pro rata portion of the one-time milestone consideration during the year ended March 31, 2025 and approximately $5.3 billion for the sale of our entire equity interest in Telavant during the year ended March 31, 2024. Refer to Note 5, “Recent Transactions and Developments” of our audited financial statements for further information regarding the Roche Transaction.

Change in fair value of investments

Change in fair value of investments includes the unrealized (gain) loss on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

Change in fair value of liability instruments

Change in fair value of liability instruments primarily includes the (gain) loss relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including the earn-out share liabilities and warrant liabilities, prior to their redemption, issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company. Refer to Note 13, “Earn-Out Shares, Public Warrants and Private Placement Warrants” of our audited financial statements for further information regarding the redemption of our warrants.

Gain on deconsolidation of subsidiaries

Gain on deconsolidation of subsidiaries resulted from the determination that we no longer had a controlling financial interest in certain subsidiaries.

Interest income

Interest income consists of interest earned on our cash equivalents and marketable securities.

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

Income (loss) from discontinued operations, net of tax

Income (loss) from discontinued operations, net of tax consists of the gain on sale of subsidiary interests for the year ended March 31, 2025 resulting from the sale of our entire equity interest in our majority-owned subsidiary, Dermavant Sciences Ltd. (“Dermavant”), to Organon & Co. (“Organon”) in October 2024 and the financial results of Dermavant through closing of the Dermavant Transaction (as defined below). In September 2024, Dermavant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon, Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and us, solely in our capacity as the representative of the securityholders of Dermavant, pursuant to which Organon agreed to acquire Dermavant (the “Dermavant Transaction”). The Dermavant Transaction was completed in October 2024.

For the year ended March 31, 2023, loss from discontinued operations, net of tax also includes the gain on sale of common shares of Myovant Sciences Ltd. (“Myovant”) as a result of Sumitovant Biopharma Ltd.’s (“Sumitovant”) acquisition of the remaining noncontrolling interest in Myovant in March 2023. We were entitled to these shares of Myovant pursuant to the December 2019 transaction with Sumitomo Pharma Co., Ltd. (the “Sumitomo Transaction”) that included, among other things, the transfer of our ownership interest in five Vants to Sumitovant. The Sumitomo Transaction was presented as discontinued operations during the year ending March 31, 2020, and the right to receive certain common shares of Myovant was treated as a contingent consideration upon a sale of the business and accounted for as a gain contingency.

Refer to Note 6, “Discontinued Operations” of our audited financial statements for further information.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations

Comparison of the years ended March 31, 2025, 2024 and 2023

The following table sets forth our results of operations for the years ended March 31, 2025, 2024 and 2023:

	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Revenue	$29,053	$32,713	$31,530	$(3,660)	$1,183
Operating expenses:
Cost of revenues	911	1,599	3,034	(688)	(1,435)
Research and development	550,413	439,909	454,062	110,504	(14,153)
Acquired in-process research and development	—	26,450	97,749	(26,450)	(71,299)
General and administrative	591,410	416,133	383,448	175,277	32,685
Total operating expenses	1,142,734	884,091	938,293	258,643	(54,202)
Gain on sale of Telavant net assets	110,387	5,348,410	—	(5,238,023)	5,348,410
(Loss) income from operations	(1,003,294)	4,497,032	(906,763)	(5,500,326)	5,403,795
Change in fair value of investments	(55,186)	47,973	20,815	(103,159)	27,158
Change in fair value of liability instruments	(15,756)	46,838	18,386	(62,594)	28,452
Gain on deconsolidation of subsidiaries	(3,108)	(32,772)	(29,276)	29,664	(3,496)
Interest income	(258,375)	(146,425)	(32,184)	(111,950)	(114,241)
Other expense, net	10,721	13,562	486	(2,841)	13,076
(Loss) income from continuing operations before income taxes	(681,590)	4,567,856	(884,990)	(5,249,446)	5,452,846
Income tax expense	48,174	21,503	4,082	26,671	17,421
(Loss) income from continuing operations, net of tax	(729,764)	4,546,353	(889,072)	(5,276,117)	5,435,425
Income (loss) from discontinued operations, net of tax	373,030	(315,147)	(226,391)	688,177	(88,756)
Net (loss) income	(356,734)	4,231,206	(1,115,463)	(4,587,940)	5,346,669
Net loss attributable to noncontrolling interests	(184,753)	(117,720)	(106,433)	(67,033)	(11,287)
Net (loss) income attributable to Roivant Sciences Ltd.	$(171,981)	$4,348,926	$(1,009,030)	$(4,520,907)	$5,357,956

Variance analysis for years ended March 31, 2025, 2024 and 2023

Revenue

	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Revenue	$29,053	$32,713	$31,530	$(3,660)	$1,183

Revenue decreased by $3.7 million to $29.1 million for the year ended March 31, 2025, compared to $32.7 million for the year ended March 31, 2024. Revenue increased by $1.2 million to $32.7 million for the year ended March 31, 2024, compared to $31.5 million for the year ended March 31, 2023. During the years ended March 31, 2025, 2024, and 2023, revenue was primarily driven by amounts earned in connection with license agreements at Genevant.

Research and development expenses

For the years ended March 31, 2025, 2024 and 2023, our research and development expenses consisted of the following:

	Years Ended March 31,			Change
	2025	2024(1)	2023(1)	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$93,224	$41,060	$52,100	$52,164	$(11,040)
Anti-FcRn franchise—endocrine diseases	63,073	33,205	26,377	29,868	6,828
Anti-FcRn franchise—rheumatology diseases	23,897	—	—	23,897	—
Anti-FcRn franchise—dermatology diseases	15,633	—	—	15,633	—
Anti-FcRn franchise—other clinical and nonclinical	9,327	39,811	5,553	(30,484)	34,258
Brepocitinib	45,125	38,563	38,627	6,562	(64)
Mosliciguat	19,746	4,307	—	15,439	4,307
Namilumab(2)	12,744	13,236	11,757	(492)	1,479
RVT-2001(2)	1,916	10,132	16,075	(8,216)	(5,943)
RVT-3101	—	35,129	7,559	(35,129)	27,570
Other development and discovery programs	43,069	33,773	124,502	9,296	(90,729)
Total program-specific costs	327,754	249,216	282,550	78,538	(33,334)

Unallocated internal costs:
Share-based compensation	39,780	32,400	28,669	7,380	3,731
Personnel-related expenses	146,162	123,283	118,523	22,879	4,760
Other expenses	36,717	35,010	24,320	1,707	10,690
Total research and development expenses	$550,413	$439,909	$454,062	$110,504	$(14,153)
(1) Certain prior period amounts have been reclassified to conform to current period presentation.
(2) Reflects a discontinued program.

Research and development expenses increased by $110.5 million to $550.4 million for the year ended March 31, 2025, compared to $439.9 million for the year ended March 31, 2024, primarily due to increases in program-specific costs of $78.5 million, personnel-related expenses of $22.9 million, share-based compensation of $7.4 million and other expenses of $1.7 million.

The increase of $78.5 million in program-specific costs was primarily driven by increases of $91.1 million related to the anti-FcRn franchise, reflecting the progression of our programs, and $15.4 million related to mosliciguat, which was acquired during the year ended March 31, 2024. These increases were partially offset by a decrease in expense of $35.1 million related to RVT-3101, which was sold to Roche in December 2023.

The increase of $22.9 million in personnel-related expenses was primarily driven by higher personnel-related expenses at Immunovant as a result of higher headcount and enhancement of capabilities to support Immunovant’s strategic objectives as clinical activities progress. Included in personnel-related expenses is a special one-time cash retention bonus award granted to employees in December 2023 (the “Cash Bonus Program”). During the years ended March 31, 2025 and 2024, we recognized additional research and development expense of $5.8 million and $9.9 million, respectively, relating to the Cash Bonus Program. The remaining research and development expense of $0.9 million as of March 31, 2025 will be recognized over the applicable service period of the award.

Research and development expenses decreased by $14.2 million to $439.9 million for the year ended March 31, 2024, compared to $454.1 million for the year ended March 31, 2023, primarily due to a decrease in program-specific costs of $33.3 million, partially offset by increases in other expenses of $10.7 million, personnel-related expenses of $4.8 million, and share-based compensation of $3.7 million.

The decrease of $33.3 million in program-specific costs was primarily driven by a decrease of $90.7 million in other development and discovery program expense, which in part resulted from the deconsolidation of Proteovant Sciences, Inc. (“Proteovant”) in August 2023 along with the reprioritization of certain programs and drug discovery efforts. This decrease was partially offset by increases of $27.6 million relating to RVT-3101 and $30.0 million relating to the anti-FcRn franchise. RVT-3101 was acquired in November 2022, and the rights to further develop and manufacture RVT-3101 were sold to Roche in December 2023.

Acquired in-process research and development expenses
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Acquired in-process research and development expenses	$—	$26,450	$97,749	$(26,450)	$(71,299)

There were no acquired in-process research and development expenses for the year ended March 31, 2025.

Acquired in-process research and development expenses decreased by $71.3 million to $26.5 million for the year ended March 31, 2024, compared to $97.7 million for the year ended March 31, 2023. The decrease was primarily due to higher consideration for the purchase of IPR&D during the year ended March 31, 2023 as a result of consideration for the purchase of IPR&D of $87.7 million relating to the acquisition of RVT-3101 in November 2022 and the achievement of a development milestone relating to batoclimab, which resulted in a one-time milestone expense of $10.0 million. Acquired in-process research and development expenses for the year ended March 31, 2024 was driven by $14.0 million of consideration for the purchase of IPR&D relating to the asset acquisition of mosliciguat completed by our subsidiary, Pulmovant, Inc. (“Pulmovant”) and $12.5 million relating to the achievement of development and regulatory milestones for batoclimab.

General and administrative expenses
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
General and administrative expenses	$591,410	$416,133	$383,448	$175,277	$32,685

General and administrative expenses increased by $175.3 million to $591.4 million for the year ended March 31, 2025, compared to $416.1 million for the year ended March 31, 2024. This increase was primarily due to increases in share-based compensation expense of $84.6 million and personnel-related expenses of $79.6 million, largely as a result of long-term equity and one-time cash retention awards from the 2024 Senior Executive Compensation Program. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our audited financial statements for further information.

General and administrative expenses increased by $32.7 million to $416.1 million for the year ended March 31, 2024, compared to $383.4 million for the year ended March 31, 2023. This increase was primarily due to an increase in personnel-related expenses of $27.0 million, which largely resulted from the Cash Bonus Program, and an increase in professional fees of $19.6 million. These increases were partially offset by a decrease in share-based compensation expense of $20.1 million.

A summary of general and administrative expense relating to the Cash Bonus Program and 2024 Senior Executive Compensation Program is as follows (in thousands):

	Years Ended March 31,		Remaining Expense as of March 31, 2025
	2025	2024
Cash Bonus Program	$21,209	$35,628	$4,913
2024 Senior Executive Compensation Program:
Cash awards	86,421	—	7,319
Performance restricted stock units	82,186	—	196,023
Restricted stock units	6,410	—	45,380
Stock options	640	—	2,293
Total	$196,866	$35,628	$255,928

Gain on sale of Telavant net assets
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Gain on sale of Telavant net assets	$110,387	$5,348,410	$—	$(5,238,023)	$5,348,410

Gain on sale of Telavant net assets decreased by $5.2 billion to $110.4 million for the year ended March 31, 2025, compared to $5.3 billion for the year ended March 31, 2024. The gain for the year ended March 31, 2025 resulted from the achievement of a one-time milestone in June 2024. The gain for the year ended March 31, 2024 resulted from the sale of our entire equity interest in Telavant to Roche in December 2023. Refer to Note 5, “Recent Transactions and Developments” of our audited financial statements for further information.

Change in fair value of investments
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Change in fair value of investments	$(55,186)	$47,973	$20,815	$(103,159)	$27,158

Change in fair value of investments was an unrealized gain of $55.2 million and an unrealized loss of $48.0 million for the years ended March 31, 2025 and 2024, respectively. The change of $103.2 million was primarily driven by changes in the public share prices of Arbutus and in the fair value of our investment in Datavant. Refer to Note 4, “Equity Method Investments” of our audited financial statements for further information.

Change in fair value of investments were unrealized losses of $48.0 million and $20.8 million for the years ended March 31, 2024 and 2023, respectively. The change of $27.2 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in fair value of our investment in Datavant.

Change in fair value of liability instruments
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Change in fair value of liability instruments	$(15,756)	$46,838	$18,386	$(62,594)	$28,452

Change in fair value of liability instruments was a gain of $15.8 million, a loss of $46.8 million, and a loss of $18.4 million for the years ended March 31, 2025, 2024 and 2023, respectively. Change in fair value of liability instruments for the year ended March 31, 2025 primarily consisted of a gain relating to the earn-out share liabilities issued as part of the Business Combination. Change in fair value of liability instruments for the years ended March 31, 2024 and 2023 primarily consisted of losses relating to the warrant and earn-out share liabilities issued as part of the Business Combination. Refer to Note 13, “Earn-Out Shares, Public Warrants and Private Placement Warrants” of our audited financial statements for further information.

Gain on deconsolidation of subsidiaries
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Gain on deconsolidation of subsidiaries	$(3,108)	$(32,772)	$(29,276)	$29,664	$(3,496)

Gain on deconsolidation of subsidiaries was $3.1 million, $32.8 million, and $29.3 million for the years ended March 31, 2025, 2024 and 2023, respectively. The gain for the year ended March 31, 2025 resulted from the deconsolidation of a subsidiary in March 2025. The gain for the year ended March 31, 2024 resulted from the deconsolidation of certain subsidiaries, including VantAI Holdings, Inc. in July 2023 and Proteovant in August 2023. The gain for the year ended March 31, 2023 resulted from the deconsolidation of certain subsidiaries in November 2022 and July 2022.

Interest income
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Interest income	$(258,375)	$(146,425)	$(32,184)	$(111,950)	$(114,241)

Interest income increased by $112.0 million to $258.4 million for the year ended March 31, 2025, compared to $146.4 million for the year ended March 31, 2024. This increase is primarily due to higher cash balances in our interest-bearing cash accounts.

Interest income increased by $114.2 million to $146.4 million for the year ended March 31, 2024, compared to $32.2 million for the year ended March 31, 2023. This increase is primarily due to higher cash balances in our interest-bearing cash accounts as well as higher interest rates.

Income tax expense
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Income tax expense	$48,174	$21,503	$4,082	$26,671	$17,421

Income tax expense increased by $26.7 million to $48.2 million for the year ended March 31, 2025, compared to $21.5 million for the year ended March 31, 2024. Income tax expense increased by $17.4 million to $21.5 million for the year ended March 31, 2024, compared to $4.1 million for the year ended March 31, 2023. The increases were primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods. As disclosed, the tax expense for the year ended March 31, 2024 was impacted by the gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax.

Income (loss) from discontinued operations, net of tax
	Years Ended March 31,			Change
	2025	2024	2023	2025 vs. 2024	2024 vs. 2023
	(in thousands)
Income (loss) from discontinued operations, net of tax	$373,030	$(315,147)	$(226,391)	$688,177	$(88,756)

Income from discontinued operations, net of tax was $373.0 million for the year ended March 31, 2025 and reflects the gain on sale of subsidiary interests resulting from the sale of our entire equity interest in our majority-owned subsidiary, Dermavant, to Organon in October 2024, partially offset by Dermavant’s net losses. Loss from discontinued operations, net of tax was $315.1 million for the year ended March 31, 2024 and represents the financial results of Dermavant. Loss from discontinued operations, net of tax was $226.4 million for the year ended March 31, 2023 and represents the financial results of Dermavant, partially offset by the gain on sale of common shares of Myovant after Sumitovant’s acquisition of the remaining noncontrolling interest in Myovant in March 2023. Refer to Note 6, “Discontinued Operations” of our audited financial statements for additional information.

Liquidity and Capital Resources

For the years ended March 31, 2025, 2024 and 2023, we had a net loss from continuing operations of $729.8 million, net income from continuing operations of approximately $4.5 billion and a net loss from continuing operations of $889.1 million, respectively. As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.9 billion and retained earnings of $116.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part I, Item 1A. of this Annual Report on Form 10-K. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.

Our short-term and long-term liquidity requirements as of March 31, 2025 included:

•	obligations under our leases (see Note 11, “Leases” of our audited financial statements); and

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement (“PSA”) entered into between Immunovant and Samsung pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase additional batches of batoclimab in the four-year period of 2026 through 2029. As of March 31, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million, of which $5.5 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2026, 2028, 2029 and 2030, respectively.

The above purchase commitments do not represent all of our anticipated purchases, but instead represent only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

Additionally, we have certain payment obligations under various asset acquisition and license agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as our achievement of specified development, regulatory and commercial milestones, and the amount, timing and likelihood of such payments are not known. We will also be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements.

Potential material future milestone payments as of March 31, 2025 pursuant to certain key asset acquisition and license agreements are as follows:

•	Anti-FcRn franchise (Immunovant): up to a maximum of $420.0 million to HanAll upon the achievement of certain regulatory and sales milestone events.

•	Brepocitinib (Priovant Therapeutics, Inc.): mid tens-of-millions sales milestone payment to Pfizer if aggregate net sales in a given year exceed a mid-hundreds-of-millions amount.

•	Mosliciguat (Pulmovant): up to a maximum of $280.0 million to Bayer upon the achievement of certain development, regulatory and commercial milestone events.

Royalties are also due on net sales pursuant to these agreements. We have further commitments not reflected above relating to other asset acquisition and license agreements entered and expect to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Additionally, we enter into agreements with contract service providers to assist in the performance of our research and development activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of our product candidates. Subject to required notice periods and certain obligations under binding purchase orders, we can elect to discontinue the work under these agreements at any time. We expect to enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Our board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, we entered into a share repurchase agreement with Sumitomo and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million and together with the Sumitomo repurchase, approximately $1.3 billion of the $1.5 billion approved by our board of directors.

Our operations to date have been financed primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements, including the following completed during the years ended March 31, 2025, 2024 and 2023:

RSL Equity Financing Transactions

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

Consolidated Vant Equity Financing Transactions

Immunovant

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

In January 2025, Immunovant entered into a share purchase agreement pursuant to which Immunovant issued 22,500,000 shares of its common stock (including 16,845,010 shares of common stock purchased by us) at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “IMVT PIPE”). The gross proceeds to Immunovant in the IMVT PIPE were approximately $450.0 million, of which $336.9 million related to our participation.

Sale of Subsidiary Interests

Dermavant

On October 28, 2024, we completed the sale of our entire equity interest in our majority-owned subsidiary, Dermavant, to Organon.

Pursuant to the Merger Agreement, Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis (the “AD Approval Milestone”) and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts (each less than or equal to $1.0 billion) with respect to the Product. Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are subject to certain post-closing adjustments and are payable to all of Dermavant’s equity holders, including holders of Dermavant restricted stock units, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by us, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, we are entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. We received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction, subject to certain post-closing adjustments that are not expected to be significant. The AD Approval Milestone was achieved in December 2024, and the Company received payment of the $75.0 million AD Approval Milestone in January 2025, pursuant to the terms of the Merger Agreement.

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

Following the closing of the Dermavant Transaction, all rights and obligations under each of (A) the Revenue Interest Purchase and Sale Agreement, dated as of May 14, 2021 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH, XYQ Luxco S.A.R.L., NovaQuest Co-Investment Funds XVII, L.P., MAM Tapir Lender, LLC and U.S. Bank Trust Company, National Association and (B) the Funding Agreement, dated as of July 10, 2018 and amended as of May 24, 2024, by and among Dermavant, Dermavant Sciences GmbH and NovaQuest Co-Investment Fund VIII, L.P., were retained by Dermavant and its subsidiaries, which became indirect wholly owned subsidiaries of Organon. Refer to Note 6, “Discontinued Operations” of our audited financial statements for further information.

Proteovant

In August 2023, we completed a transaction with SK Biopharmaceuticals Co., Ltd. (“SK Bio”), a subsidiary of SK, Inc., pursuant to which SK Bio purchased all of our shares in Proteovant in exchange for $47.5 million.

Telavant

In December 2023, we completed the sale of our entire equity interest in our majority-owned subsidiary, Telavant, to Roche. The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among us, Telavant, Pfizer and Roche. Telavant was jointly formed by us and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the U.S. and Japan. Prior to the Roche Transaction, we held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

Pursuant to the Stock Purchase Agreement, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction in December 2023, as well as a one-time milestone payment of $150 million in cash, paid in August 2024 following the initiation of a Phase 3 trial in UC. The $7.1 billion in closing consideration and $150 million one-time milestone payment were paid to all of Telavant’s equity holders, including holders of Telavant restricted stock units, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. We received an upfront payment of approximately $5.2 billion in cash as our pro rata portion of the consideration upon closing of the Roche Transaction and a one-time milestone payment of approximately $110.4 million as our pro rata portion of the milestone payment following initiation of a Phase 3 trial in UC.

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

While we do not have a need for additional capital to continue our operations as a result of our current cash position, we may in the future require additional capital to fund our operations, pursue business opportunities or strategic transactions or to respond to challenges, competition or unforeseen circumstances. In that case, until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations at Roivant and the Vants. To the extent that we raise additional capital by issuing equity securities at Roivant or the Vants, our existing shareholders’ ownership, or our ownership in the Vants, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of our shareholders. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations or strategic alliances or through marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital, if needed, or to pursue business opportunities, including potential acquisitions.

While we do not have a near-term need for additional capital as a result of our current cash position, we may in the future require additional capital, and if adequate funds are not available to us in that case, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs, scale back marketing efforts for our product candidates or be unable to expand operations or otherwise capitalize on business opportunities, which could materially affect our business, prospects, financial condition and results of operations.

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities, as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to retire outstanding debt obligations or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We face risks associated with acquisitions, divestitures and other strategic transactions.” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the years ended March 31, 2025, 2024 and 2023:
	Years Ended March 31,
	2025	2024	2023
	(in thousands)
Net cash used in operating activities	$(839,451)	$(765,268)	$(843,393)
Net cash (used in) provided by investing activities	$(1,766,291)	$5,203,623	$(44,269)
Net cash (used in) provided by financing activities	$(1,219,794)	$419,364	$499,462

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the year ended March 31, 2025, cash used in operating activities increased by $74.2 million to $839.5 million compared to $765.3 million for the year ended March 31, 2024, largely reflecting greater cash requirements to advance our research and development programs during the year ended March 31, 2025.

For the year ended March 31, 2024, cash used in operating activities decreased by $78.1 million to $765.3 million compared to $843.4 million for the year ended March 31, 2023 due to greater cash requirements to fund operations during the year ended March 31, 2023.

Investing Activities

For the year ended March 31, 2025, cash flow from investing activities changed by approximately $7.0 billion to net cash used in investing activities of approximately $1.8 billion for the year ended March 31, 2025 from net cash provided by investing activities of $5.2 billion for the year ended March 31, 2024. This change in cash flow is primarily due to purchases of marketable securities, partially offset by maturities, during the year ended March 31, 2025 and the proceeds received upon closing of the Roche Transaction during the year ended March 31, 2024.

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

Financing Activities

For the year ended March 31, 2025, cash flow from financing activities changed by approximately $1.6 billion to net cash used in financing activities of $1.2 billion for the year ended March 31, 2025 from net cash provided by financing activities of $419.4 million for the year ended March 31, 2024. During the year ended March 31, 2025, net cash used in financing activities was primarily driven by the repurchase of approximately $1.3 billion of our common shares, partially offset by the issuance of common shares of our majority-owned subsidiary Immunovant. During the year ended March 31, 2024, net proceeds were primarily generated by the issuance of common shares of our majority-owned subsidiary Immunovant as well as the issuance of our common shares pursuant to purchase and sale agreements entered into with certain institutional investors.

For the year ended March 31, 2024, cash provided by financing activities decreased by $80.1 million to $419.4 million compared to $499.5 million for the year ended March 31, 2023. During the year ended March 31, 2024, net proceeds were primarily generated by the issuance of common shares of our majority-owned subsidiary Immunovant as well as the issuance of our common shares pursuant to purchase and sale agreements entered with certain institutional investors. During the year ended March 31, 2023, proceeds were generated by funding pursuant to the terms of the RIPSA following the approval of VTAMA by the FDA in May 2022 as well as net proceeds from the issuance of our common shares and the common shares of our majority-owned subsidiary Immunovant.

Critical Accounting Policies and Significant Judgments and Estimates

Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, and disclosures of contingencies as of the dates of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.

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

Accrued Research and Development Expenses, Including Clinical Trial Accruals

As part of the process of preparing our consolidated financial statements, we are required to estimate our accrued research and development expenses. We record accruals for estimated costs of research and development activities, including preclinical studies, clinical trials and contract manufacturing, conducted by third-party service providers. Our process for determining such estimates includes reviewing open contracts, vendor agreements and purchase orders; communicating with our internal personnel and external service providers to understand the progress or stage of completion of services performed on our behalf; and estimating the associated costs for these services when we have not yet been invoiced. We make estimates of our accrued expenses as of each balance sheet date in our financial statements based on facts and circumstances known to us at that time.

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

The fair value of our investment in Datavant uses significant unobservable inputs and is therefore classified as a Level 3 financial instrument. The estimate of fair value for this investment was determined using the income approach, market approach and implementation of the option pricing method (“OPM”). The income approach is based on the future expected cash flows, which are derived from certain assumptions attributable to Datavant including estimates of revenue growth rate, earnings before interest, taxes, depreciation and amortization and terminal growth rate. These expected cash flows are then discounted to their present value using a discount rate that reflects the risk and time value of money. The market approach estimates value by using valuation multiples derived from the stock prices of comparable publicly traded companies to determine the company’s equity value. The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. These amendments should be applied retrospectively to all prior periods presented in the financial statements. Beginning with this Annual Report on Form 10-K, we adopted this standard which resulted in incremental segment disclosures. Refer to Note 16, “Segment Information” for disclosure of the information required under ASU 2023-07.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities and equity price risk.

Interest Rate Sensitivity

As of March 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.9 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or consolidated financial statements.

Foreign Currency Sensitivity

Our employees and our operations are currently primarily located in the U.S., and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors and counterparties. A hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our financial condition or consolidated financial statements.

Equity Price Risk

As of March 31, 2025, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 20% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of March 31, 2025 by approximately $61 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Roivant Sciences Ltd.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Roivant Sciences Ltd. (the Company) as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at March 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) and our report dated May 29, 2025 expressed an unqualified opinion thereon.
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

Auditing the Company’s accrual for clinical trial costs is complex due to the fact that information necessary to estimate the accruals is accumulated from clinical research organizations and the Company’s assessment of that information is subject to variability and uncertainty. In addition, in certain circumstances, the determination of the nature and amount of services that have been received during the reporting period requires judgment because the timing and pattern of vendor invoicing does not correspond to the level of services provided and there may be delays in invoicing from clinical study sites and other vendors.

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

To test the clinical trial accrual, our audit procedures included, among others, reading a sample of the Company’s agreements with the service providers to understand key financial and contractual terms and testing the accuracy and completeness of the underlying data used in the accrual computations. We also evaluated management’s estimates of the vendor’s progress for a sample of clinical trials by making direct inquiries of the Company’s operations personnel overseeing the clinical trials and obtaining information directly from certain service providers about the service providers’ estimate of costs that had been incurred through March 31, 2025. To evaluate the completeness of the accruals, we also examined subsequent invoices from the service providers and cash disbursements to the service providers, to the extent such invoices were received, or payments were made prior to the date that the consolidated financial statements were issued.

Valuation of Investment in Datavant
Description of the Matter
At March 31, 2025, the fair value of the Company’s minority equity investment in Heracles Parent, L.L.C. (“Datavant”) was $167.4 million and was classified as Level 3 within the fair value hierarchy. As discussed in Notes 4 and 14 to the consolidated financial statements, the Company has elected the fair value option to account for its investment in Datavant. Management determines the fair value of the Company’s investment in Datavant using the income approach, market approach, and implementation of the option pricing method, which uses significant unobservable inputs. Determining the fair value of the Company’s investment in Datavant requires management to make significant judgments about the valuation methodologies, including the unobservable inputs and other assumptions and estimates used in the measurements.

Auditing the fair value of the Company’s investment in Datavant is especially complex and requires substantial auditor judgment due to the significant estimation required in determining the fair value of the investment in Datavant. In particular, to value its investment in Datavant, the Company used significant unobservable inputs such as the discount rate, revenue growth rate, earnings before interest, taxes, depreciation and amortization and terminal growth rate, which are affected by expectations about future market or economic conditions.

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

Iselin, New Jersey
May 29, 2025

ROIVANT SCIENCES LTD.
Consolidated Balance Sheets
(in thousands, except share and per share amounts)

	March 31, 2025	March 31, 2024
Assets
Current assets:
Cash and cash equivalents	$2,715,411	$6,494,953
Marketable securities	2,171,480	—
Other current assets	113,173	80,605
Current assets of discontinued operations (Note 6)	—	156,270
Total current assets	5,000,064	6,731,828
Property and equipment, net	12,056	15,322
Operating lease right-of-use assets	89,021	44,002
Investments measured at fair value	302,939	247,753
Other assets	32,860	37,701
Noncurrent assets of discontinued operations (Note 6)	—	145,876
Total assets	$5,436,940	$7,222,482
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,691	$14,029
Accrued expenses	114,294	119,417
Operating lease liabilities	9,842	8,966
Other current liabilities	1,584	13,941
Current liabilities of discontinued operations (Note 6)	—	110,405
Total current liabilities	149,411	266,758
Liability instruments measured at fair value	9,981	25,737
Operating lease liabilities, noncurrent	90,328	45,020
Other liabilities	22	2,493
Noncurrent liabilities of discontinued operations (Note 6)	—	433,945
Total liabilities	249,742	773,953
Commitments and contingencies (Note 12)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 695,938,323 and 806,677,954 shares issued and outstanding at March 31, 2025 and 2024, respectively	—	—
Additional paid-in capital	4,562,107	5,396,492
Retained earnings	116,060	576,172
Accumulated other comprehensive income (loss)	9,438	(4,083)
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,687,605	5,968,581
Noncontrolling interests	499,593	479,948
Total shareholders’ equity	5,187,198	6,448,529
Total liabilities and shareholders’ equity	$5,436,940	$7,222,482

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Operations
(in thousands, except share and per share amounts)

	Years Ended March 31,
	2025	2024	2023
Revenue	$29,053	$32,713	$31,530
Operating expenses:
Cost of revenues	911	1,599	3,034
Research and development (includes $39,780, $32,400 and $28,669 of share-based compensation expense for the years ended March 31, 2025, 2024 and 2023, respectively)	550,413	439,909	454,062
Acquired in-process research and development	—	26,450	97,749
General and administrative (includes $239,505, $154,873 and $175,019 of share-based compensation expense for the years ended March 31, 2025, 2024 and 2023, respectively)	591,410	416,133	383,448
Total operating expenses	1,142,734	884,091	938,293
Gain on sale of Telavant net assets	110,387	5,348,410	—
(Loss) income from operations	(1,003,294)	4,497,032	(906,763)
Change in fair value of investments	(55,186)	47,973	20,815
Change in fair value of liability instruments	(15,756)	46,838	18,386
Gain on deconsolidation of subsidiaries	(3,108)	(32,772)	(29,276)
Interest income	(258,375)	(146,425)	(32,184)
Other expense, net	10,721	13,562	486
(Loss) income from continuing operations before income taxes	(681,590)	4,567,856	(884,990)
Income tax expense	48,174	21,503	4,082
(Loss) income from continuing operations, net of tax	(729,764)	4,546,353	(889,072)
Income (loss) from discontinued operations, net of tax	373,030	(315,147)	(226,391)
Net (loss) income	(356,734)	4,231,206	(1,115,463)
Net loss attributable to noncontrolling interests	(184,753)	(117,720)	(106,433)
Net (loss) income attributable to Roivant Sciences Ltd.	$(171,981)	$4,348,926	$(1,009,030)

Amounts attributable to Roivant Sciences Ltd.:
(Loss) income from continuing operations, net of tax	$(545,166)	$4,662,703	$(784,351)
Income (loss) from discontinued operations, net of tax	373,185	(313,777)	(224,679)
Net (loss) income attributable to Roivant Sciences Ltd.	$(171,981)	$4,348,926	$(1,009,030)

Net (loss) income per common share, basic:
(Loss) income from continuing operations, net of tax	$(0.75)	$5.95	$(1.10)
Income (loss) from discontinued operations, net of tax	$0.51	$(0.40)	$(0.32)
Net (loss) income	$(0.24)	$5.55	$(1.42)
Net (loss) income per common share, diluted:
(Loss) income from continuing operations, net of tax	$(0.75)	$5.61	$(1.10)
Income (loss) from discontinued operations, net of tax	$0.51	$(0.38)	$(0.32)
Net (loss) income	$(0.24)	$5.23	$(1.42)
Weighted average shares outstanding:
Basic	725,395,624	783,248,906	712,791,115
Diluted	725,395,624	831,049,444	712,791,115

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Comprehensive (Loss) Income
(in thousands)

	Years Ended March 31,
	2025	2024	2023
Net (loss) income	$(356,734)	$4,231,206	$(1,115,463)
Other comprehensive income (loss):
Change in fair value of debt due to change in subsidiary credit risk	(1,200)	—	—
Foreign currency translation adjustment	(5,210)	(936)	(1,490)
Amounts reclassified from accumulated other comprehensive income (loss)	19,869	—	—
Total other comprehensive income (loss)	13,459	(936)	(1,490)
Comprehensive (loss) income	(343,275)	4,230,270	(1,116,953)
Comprehensive loss attributable to noncontrolling interests	(184,815)	(117,190)	(106,252)
Comprehensive (loss) income attributable to Roivant Sciences Ltd.	$(158,460)	$4,347,460	$(1,010,701)

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Shareholders’ Equity and Redeemable Noncontrolling Interest
(in thousands, except share data)
		Shareholders’ Equity
	Redeemable Noncontrolling Interest	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	(Accumulated Deficit) / Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
		Shares	Amount
Balance at March 31, 2022	$22,491	694,975,965	$—	$4,421,614	$(946)	$(2,763,724)	$381,999	$2,038,943
Issuance of the Company’s common shares, net of issuance costs	—	50,666,665	—	311,683	—	—	—	311,683
Issuance of common shares in connection with equity incentive plans and tax withholding payments	—	10,903,648	—	(8,737)	—	—	—	(8,737)
Issuance of the Company’s common shares related to settlement of transaction consideration	—	1,455,719	—	—	—	—	—	—
Issuance of the Company’s common shares and other consideration for an acquisition	—	2,029,877	—	8,836	—	—	112	8,948
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(5,463)	—	—	5,463	—
Issuance of subsidiary common shares, net of issuance costs	—	—	—	19,599	—	—	48,129	67,728
Subsidiary stock options exercised	—	—	—	392	—	—	278	670
Issuance of subsidiary preferred shares	—	—	—	—	—	—	87,500	87,500
Deconsolidation of subsidiaries	(22,491)	—	—	—	—	—	(292)	(292)
Issuance of common shares under employee stock purchase plan	—	111,519	—	316	—	—	—	316
Share-based compensation	—	—	—	184,897	—	—	32,884	217,781
Foreign currency translation adjustment	—	—	—	—	(1,671)	—	181	(1,490)
Net loss	—	—	—	—	—	(1,009,030)	(106,433)	(1,115,463)
Balance at March 31, 2023	$—	760,143,393	$—	$4,933,137	$(2,617)	$(3,772,754)	$449,821	$1,607,587
Issuance of the Company’s common shares, net of issuance costs	—	19,600,685	—	199,822	—	—	—	199,822
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	—	18,926,077	—	10,857	—	—	—	10,857
Issuance of the Company’s common shares related to settlement of warrants	—	7,554,549	—	83,264	—	—	—	83,264
Issuance of the Company’s common shares related to settlement of transaction consideration	—	313,023	—	—	—	—	—	—
Issuance of the Company’s common shares under employee stock purchase plan	—	140,227	—	951	—	—	—	951
Issuance of subsidiary common shares, net of issuance costs	—	—	—	129,763	—	—	108,970	238,733
Subsidiary stock options exercised	—	—	—	3,192	—	—	2,550	5,742
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(106,531)	—	—	106,531	—
Deconsolidation of subsidiaries	—	—	—	—	—	—	(35,148)	(35,148)
Dividend declared by subsidiary	—	—	—	—	—	—	(6,000)	(6,000)
Disposition of Telavant	—	—	—	—	—	—	(87,500)	(87,500)
Share-based compensation	—	—	—	142,037	—	—	57,914	199,951
Foreign currency translation adjustment	—	—	—	—	(1,466)	—	530	(936)
Net income (loss)	—	—	—	—	—	4,348,926	(117,720)	4,231,206
Balance at March 31, 2024	$—	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	—	17,503,515	—	7,354	—	—	—	7,354
Issuance of subsidiary common shares, net	—	—	—	77,267	—	—	47,162	124,429
Sale of interests in subsidiary	—	—	—	—	—	—	(48,079)	(48,079)
Subsidiary stock options exercised	—	—	—	2,852	—	—	2,175	5,027
Issuance of the Company’s common shares under employee stock purchase plan	—	118,640	—	1,028	—	—	—	1,028
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	—	(142,100)	—	—	142,100	—
Deconsolidation of subsidiary	—	—	—	—	—	—	(3,706)	(3,706)
Repurchase of the Company’s common shares	—	(128,361,786)	—	(1,005,101)	—	(288,131)	—	(1,293,232)
Share-based compensation	—	—	—	224,315	—	—	64,808	289,123
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	—	(1,200)	—	—	(1,200)
Foreign currency translation adjustment	—	—	—	—	(5,148)	—	(62)	(5,210)
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	—	19,869	—	—	19,869
Net loss	—	—	—	—	—	(171,981)	(184,753)	(356,734)
Balance at March 31, 2025	$—	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198

The accompanying notes are an integral part of these consolidated financial statements.

ROIVANT SCIENCES LTD.
Consolidated Statements of Cash Flows
(in thousands)

	Years Ended March 31,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(356,734)	$4,231,206	$(1,115,463)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Non-cash acquired in-process research and development	—	—	87,749
Share-based compensation	289,029	199,627	217,781
Change in fair value of investments	(55,186)	47,973	20,815
Change in fair value of debt and liability instruments	(113,078)	78,943	78,001
Gain on sale of subsidiary interests	(376,506)	—	—
Gain on deconsolidation of subsidiaries	(3,108)	(32,772)	(29,276)
Gain on sale of Telavant net assets	(110,387)	(5,348,410)	—
Gain on recovery of contingent consideration	—	—	(114,561)
Accretion of discount and amortization of premium on marketable securities, net	(69,959)	—	—
Loss on extinguishment of debt	8,848	—	—
Depreciation and amortization	14,071	22,036	18,857
Non-cash lease expense	6,843	6,845	7,565
Other	3,762	10,249	(21,206)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(25,070)	(81,478)	(31,670)
Other assets	(8,758)	16,488	(17,416)
Accounts payable	(18,168)	22,684	4,359
Accrued expenses	(10,070)	40,150	38,956
Operating lease liabilities	(5,700)	(8,326)	(8,604)
Accrued interest	—	21,977	18,571
Other liabilities	(9,280)	7,540	2,149
Net cash used in operating activities	(839,451)	(765,268)	(843,393)
Cash flows from investing activities:
Purchase of marketable securities	(4,061,521)	—	—
Maturities of marketable securities	1,960,000	—	—
Proceeds from sale of Telavant net assets, net	110,387	5,233,396	—
Proceeds from sale of subsidiary interests	260,586	47,500	—
Cash decrease upon deconsolidation of subsidiaries	(31,223)	(84,483)	(6,706)
Proceeds from sale of Myovant Top-Up Shares	—	—	114,561
Milestone payments	—	—	(140,136)
Purchase of property and equipment	(4,599)	(1,382)	(12,690)
Other	79	8,592	702
Net cash (used in) provided by investing activities	(1,766,291)	5,203,623	(44,269)
Cash flows from financing activities:
Repurchase of the Company’s common shares	(1,293,232)	—	—
Proceeds from issuance of the Company’s common shares, net of issuance costs paid	—	199,822	311,981
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	112,782	238,733	67,727
Proceeds from subsidiary debt financings, net of financing costs paid	—	—	159,899
Repayment of debt by subsidiary	(51,979)	(29,158)	(29,452)
Payment of offering costs and loan origination costs	—	—	(2,250)
Proceeds from exercise of the Company’s and subsidiary stock options	49,597	54,314	2,814
Taxes paid related to net settlement of equity awards	(37,216)	(37,715)	(10,881)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	1,028	951	316
Payments on principal portion of finance lease obligations	(774)	(1,547)	(692)
Payment of subsidiary dividend	—	(6,000)	—
Proceeds from exercise of the Company’s warrants	—	5	—
Payment for redemptions of the Company’s warrants	—	(41)	—
Net cash (used in) provided by financing activities	(1,219,794)	419,364	499,462
Effect of exchange rate changes on cash, cash equivalents and restricted cash	747	616	6,281
Net change in cash, cash equivalents and restricted cash	(3,824,789)	4,858,335	(381,919)
Cash, cash equivalents and restricted cash at beginning of period	6,550,450	1,692,115	2,074,034
Cash, cash equivalents and restricted cash at end of period	$2,725,661	$6,550,450	$1,692,115

Non-cash investing and financing activities:
Cashless exercise of the Company’s warrants	$—	$83,258	$—
Issuance of subsidiary shares in connection with debt renegotiation	$11,647	$—	$—
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$51,364	$1,790	$4,224
Issuance of the Company’s common shares and other consideration for an acquisition	$—	$—	$9,694
Other	$59	$441	$6,636

Supplemental disclosure of cash paid:
Income taxes paid	$61,910	$12,354	$5,128
Interest paid	$5,963	$10,268	$5,303

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

(B) Liquidity

Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of March 31, 2025, the Company had cash, cash equivalents and marketable securities of approximately $4.9 billion and retained earnings of $116.1 million. For the years ended March 31, 2025, 2024 and 2023, the Company had a net loss from continuing operations of $729.8 million, net income from continuing operations of approximately $4.5 billion, and a net loss from continuing operations of $889.1 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

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

Note 2—Summary of Significant Accounting Policies

(A) Basis of Presentation and Principles of Consolidation

The Company’s fiscal year ends on March 31, and its fiscal quarters end on June 30, September 30 and December 31.

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

For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net loss attributable to noncontrolling interests in its consolidated statements of operations equal to the noncontrolling interest’s proportionate share of the respective operations. The Company presents noncontrolling interests as a component of shareholders’ equity on its consolidated balance sheets.

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

In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and the Company, solely in its capacity as the representative of the securityholders of Dermavant, pursuant to which Organon agreed to acquire Dermavant (the “Dermavant Transaction”). The Dermavant Transaction was completed in October 2024. The Company determined that the acquisition of Dermavant by Organon met the held for sale and discontinued operations accounting criteria in the second fiscal quarter of 2024. Accordingly, the Company classified the results of Dermavant as discontinued operations in its consolidated statements of operations for all periods presented. Additionally, Dermavant’s assets and liabilities are classified as held for sale and discontinued operations in the consolidated balance sheets for March 31, 2024. The cash flows related to discontinued operations have not been segregated and are included in the consolidated statements of cash flows. The discussions in these notes to the consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further discussion of the discontinued operations related to Dermavant, refer to Note 6, “Discontinued Operations.”

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

(C) Concentrations

Financial instruments that potentially subject the Company to concentration of credit risk include cash, cash equivalents and marketable securities. The Company maintains cash deposits and cash equivalents in, and invests in marketable securities through, highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines regarding diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

(D) Segment Reporting

Operating segments are defined as components of an entity about which separate, discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker views the operations and manages the business in a single operating and reportable segment focused on the discovery, development and commercialization of medicines and technologies. The accounting policies of the segment are the same as those described in this Note 2, “Summary of Significant Accounting Policies.” See Note 16, “Segment Information” for further detail.

(E) Cash, Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds.

Cash as reported in the accompanying consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying consolidated balance sheets as follows (in thousands):

	March 31, 2025	March 31, 2024

Cash and cash equivalents	$2,715,411	$6,494,953
Restricted cash (included in “Other current assets”)	2,358	3,067
Restricted cash (included in “Other assets”)	7,892	8,169
Cash, cash equivalents and restricted cash	$2,725,661	$6,506,189

Cash and restricted cash held by Dermavant are included in assets of discontinued operations at March 31, 2024 and as such are not reported in the table above. Refer to Note 6, “Discontinued Operations” for further details.

(F) Marketable Securities

The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities consist of amounts invested in United States (“U.S.”) Treasury securities. As of March 31, 2025, all of the Company’s marketable securities had maturities less than one year from the date of purchase. All of the Company’s marketable securities are classified as held-to-maturity as the Company has the ability and intent to hold to maturity and are reported at amortized cost. Interest income is recorded as earned within “Interest income” in the consolidated statements of operations.

(G) Contingencies

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

(H) Property and Equipment

Property and equipment, consisting primarily of computers, laboratory and other equipment, furniture and fixtures, software and leasehold improvements, is recorded at cost, less accumulated depreciation. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred. Upon disposal, retirement or sale, the related cost and accumulated depreciation is removed from the accounts and any resulting gain or loss is included in the results of operations. Depreciation of property and equipment is recorded using the straight-line method over the estimated useful lives of the related assets once the asset has been placed in service. Leasehold improvements are amortized using the straight-line method over the estimated useful life or remaining lease term, whichever is shorter. The following table provides the range of estimated useful lives used for each asset type:

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

(I) Investments in Equity Securities

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

The Company has elected the fair value option to account for certain investments over which the Company has significant influence. The Company believes the fair value option best reflects the underlying economics of these investments. See Note 4, “Equity Method Investments.”

(J) Fair Value Measurements

The Company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:

•	Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”) and Class A units of Heracles Parent, L.L.C. (“Datavant”). The Company’s financial instruments also include liability instruments issued, including the earn-out share liabilities issued in connection with the Company’s business combination (the “Business Combination”) with Montes Archimedes Corp. (“MAAC”) (as discussed in Note 13, “Earn-Out Shares, Public Warrants and Private Placement Warrants”); its investments in other entities; cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities; and accounts payable.

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

(K) Research and Development Expenses

Research and development (“R&D”) costs are expensed as incurred. R&D expenses primarily consist of costs associated with preclinical studies and clinical trials as well as employee-related expenses, such as salaries, share-based compensation and benefits, for employees engaged in R&D activities. The Company records accruals for estimated costs of R&D activities, including preclinical studies, clinical trials and contract manufacturing, conducted by third-party service providers. The Company determines the estimates by reviewing open contracts, vendor agreements and purchase orders; communicating with internal personnel and external service providers to understand the progress or stage of completion of services performed on its behalf; and estimating the associated costs for these services that have not yet been invoiced. If the actual timing of the performance of services or the level of effort varies from the estimate, the accrual or prepaid expense is adjusted accordingly.

(L) Acquired In-Process Research and Development Expenses
Acquired in-process research and development (“IPR&D”) expenses include consideration for the purchase of IPR&D through asset acquisitions and license agreements as well as payments made in connection with asset acquisitions and license agreements upon the achievement of development milestones.
The Company evaluates in-licensed agreements for IPR&D projects to determine if the acquired set meets the definition of a business and thus should be accounted for as a business combination. If the acquired set does not meet the definition of a business and the assets have not reached technological feasibility and have no alternative future use, the Company expenses payments made under such license agreements as acquired in-process research and development expense in its consolidated statements of operations. In those cases, payments for milestones achieved and payments for a product license prior to regulatory approval of the product are expensed in the period incurred. Payments made in connection with regulatory and sales-based milestones are capitalized and amortized to cost of revenues.

(M) General and Administrative Expenses

General and administrative (“G&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation and benefits for employees engaged in G&A activities. G&A employees include those responsible for the identification and acquisition or in-license of new drug candidates as well as for managing Vant operations and facilitating the use of the Company’s platform and technologies at the Vants. G&A expenses also consist of legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations. Additionally, G&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates.

(N) Leases

The Company determines if an arrangement includes a lease at the inception of the agreement. Leases are classified at lease commencement as either operating leases or finance leases. Operating leases are included in “Operating lease right-of-use assets,” “Operating lease liabilities” and “Operating lease liabilities, noncurrent” on the accompanying consolidated balance sheets. Commitments under finance leases are not significant and are included in “Property and equipment, net,” “Other current liabilities” and “Other liabilities” on the accompanying consolidated balance sheets. For each of the Company’s lease arrangements, the Company records a right-of-use asset representing the Company’s right to use an underlying asset for the lease term and a lease liability representing the Company’s obligation to make lease payments. Lease right-of-use assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of fixed lease payments over the expected lease term. If the interest rate implicit in the Company’s leases is not readily determinable, in determining the weighted-average discount rate used to calculate the net present value of lease payments, the Company utilizes an estimate of its incremental borrowing rate. The Company’s incremental borrowing rates are determined based on the term of the lease, the economic environment of the lease, and the effect of collateralization. Lease expense for the Company’s leases is recognized on a straight-line basis over the lease term and variable lease costs are expensed as incurred.

The Company elected the practical expedient not to apply the recognition and measurement requirements to short-term leases, which are any leases with a term of one year or less as of the lease commencement date. Leases may require the Company to pay additional amounts for taxes, insurance, maintenance and other expenses, which are generally referred to as non-lease components. The Company has elected the practical expedient to combine lease and non-lease components. If a lease includes options to extend the lease term, the Company does not assume the option will be exercised in its initial lease term assessment unless there is reasonable certainty that the Company will renew based on an assessment of relevant factors present as of the lease commencement date.

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

(P) Share-Based Compensation

Share-based awards to employees, directors and consultants, including stock options, restricted stock units (“RSUs”), performance options, performance restricted stock units (“PSUs”) and capped value appreciation rights (“CVARs”), are measured at fair value on the date of the grant and that fair value is recognized as share-based compensation expense in the Company’s consolidated statements of operations over the requisite service period of the respective award. The estimated fair value of awards that contain performance conditions is expensed when the Company concludes that it is probable that the performance condition will be achieved. The Company may grant awards with graded-vesting features. When such awards have only service vesting requirements, the Company elected to record share-based compensation expense on a straight-line basis. If awards with graded-vesting features contain performance or market conditions, then the Company records share-based compensation expense using the accelerated attribution method.

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

Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate and the fair value of the Company’s shares of common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The expected share price volatility for the Company’s common shares is estimated by taking the average historical price volatility for industry peers. The Company accounts for pre-vesting award forfeitures when they occur.One of the inputs to the Black-Scholes option pricing model is the fair value of the Company’s common shares. As RSL’s common shares are publicly traded, the Company determines the fair value of each common share underlying share-based awards based on the closing price of its common shares as reported by Nasdaq on the date of grant.

The Company applies similar methodology to measure the fair value of share-based awards issued by its Vants. Certain assumptions vary based on circumstances specific to each Vant. For privately held Vants, the fair value of the shares of common stock underlying share-based awards on each grant date is estimated, given the absence of a public trading market.

Stock options may be settled in cash or in shares of common stock, including a net issuance using shares otherwise purchasable under the option to pay the exercise price.

(Q) Foreign Currency

Assets and liabilities of foreign operations are translated into U.S. dollars using exchange rates in effect at the balance sheet date and their results of operations are translated using average exchange rates for the year. Adjustments resulting from the translation of the financial statements of the Company’s foreign functional currency subsidiaries into U.S. dollars are excluded from the determination of net loss and are accumulated in a separate component of shareholders’ equity. Certain transactions of the Company and its subsidiaries are denominated in currencies other than their functional currency. Foreign exchange transaction gains and losses are included in “Other expense, net” in the Company’s statements of operations.

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

The Company applies significant judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating the transaction price to performance obligations within a contract, determining when performance obligations have been satisfied, assessing the recognition and likelihood of reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below.

•
Licenses of intellectual property: If a license to intellectual property is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenue from the portion of the transaction price allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are not distinct from other promises, the Company applies judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, upfront fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the related revenue recognition accordingly.

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

•
Royalties and commercial milestone payments: For arrangements that include sales-based royalties, including commercial milestone payments based on a pre-specified level of sales, the Company recognizes revenue at the later of (i) when the related sales occur or (ii) when the performance obligation to which some or all of the royalty has been allocated has been satisfied (or partially satisfied). Achievement of these royalties and commercial milestones may solely depend upon performance of the licensee.

Revenue is also generated from certain technology-focused contracts from subscription and service-based fees recognized for the use of certain internally developed technology. Subscription revenue is recognized ratably over the contract period.

Trade Receivables, Net

The Company monitors the financial performance and creditworthiness of its customers so that it can properly assess and respond to changes in customer credit profiles. The Company reserves against trade receivables for estimated losses that may arise from a customer’s inability to pay, and any amounts determined to be uncollectible are written off against the reserve when it is probable that the receivable will not be collected. The reserve amount for estimated losses was de minimis as of March 31, 2025 and 2024. Trade receivables, net is included in “Other current assets” on the accompanying consolidated balance sheets.

(S) Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures,” which updates reportable segment disclosure requirements primarily through enhanced disclosures about significant segment expenses. The amendments are effective for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. These amendments should be applied retrospectively to all prior periods presented in the financial statements. Beginning with this Annual Report on Form 10-K, the Company adopted this standard, which resulted in incremental segment disclosures. Refer to Note 16, “Segment Information” for disclosure of the information required under ASU 2023-07.

(T) Recently Issued Accounting Pronouncements

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

Note 3—Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	March 31, 2025	March 31, 2024
Cash and cash equivalents
Cash	$93,954	$182,665
Money market funds	2,621,457	6,312,288
Total cash and cash equivalents	$2,715,411	$6,494,953
Marketable securities
U.S. Treasury securities	$2,171,480	$—
Total marketable securities	$2,171,480	$—

Total cash, cash equivalents and marketable securities	$4,886,891	$6,494,953

Cash that was held by Dermavant is included in assets of discontinued operations at March  31, 2024. Refer to Note 6, “Discontinued Operations” for further details.

The following table summarizes the unrealized positions for the Company’s held-to-maturity securities (in thousands):

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,171,480	$1,267	$(463)	$2,172,284

The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy. As of March  31, 2025, the contractual maturities of all marketable securities were less than 12 months.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of March 31, 2025 and 2024, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

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

Summarized Equity Method Investment Details

Details regarding significant equity method investments are as follows:

	Ownership (%)		Aggregate Fair Value (in millions)
	March 31, 2025	March 31, 2024	March 31, 2025	March 31, 2024
Datavant(1)	9%	9%	$167.4	$147.5
Arbutus	20%	22%	$135.6	$100.2

(1)
The ownership percentage represents the Company’s equity interest in the outstanding Class A units of Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. Refer above for additional information regarding investment.

The Company recognized unrealized (gains) losses on its significant equity method investments in the accompanying consolidated statements of operations as follows:

	Unrealized (Gain) Loss on Investment (in millions)
	Years Ended March 31,
	2025	2024	2023
Datavant	$(19.8)	$31.1	$15.4
Arbutus	$(35.4)	$17.5	$(1.9)

Summarized consolidated financial information of Datavant, reported on a one quarter lag, is as follows (in thousands):

	Twelve Months Ended December 31,
	2024	2023	2022
Revenue	$1,128,005	$991,107	$873,435
Gross profit	$461,521	$376,593	$354,561
Net loss	$(105,025)	$(395,195)	$(190,243)

	As of December 31,
	2024	2023
Current assets	$656,803	$635,653
Noncurrent assets	$2,340,701	$1,988,138
Current liabilities	$329,614	$311,074
Noncurrent liabilities	$1,237,271	$668,642
Redeemable preferred units	$1,267,290	$1,366,654

Summarized consolidated financial information of Arbutus is as follows (in thousands):

	Twelve Months Ended March 31,
	2025	2024	2023
Revenue	$6,403	$12,986	$33,125
Loss from operations	$(82,655)	$(80,053)	$(71,895)
Net loss	$(76,571)	$(74,385)	$(70,030)

	As of March 31,
	2025	2024
Current assets	$116,808	$135,872
Noncurrent assets	$202	$14,418
Current liabilities	$19,431	$20,296
Noncurrent liabilities	$18,422	$15,357

Note 5—Recent Transactions and Developments

(A) Telavant Disposition

On December 14, 2023 (the “Transaction Date”), the Company completed the sale of its entire equity interest in its majority-owned subsidiary Telavant to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among the Company, Telavant, Pfizer Inc. (“Pfizer”) and Roche (the “Stock Purchase Agreement”). Telavant was jointly formed by the Company and Pfizer in November 2022 to develop and commercialize RVT-3101, an anti-TL1A antibody in development for ulcerative colitis (“UC”) and Crohn’s disease, in the U.S. and Japan. Telavant’s in-license of RVT-3101 from Pfizer was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The fair value of consideration transferred was $87.7 million, primarily consisting of preferred stock issued to Pfizer. The acquired rights were determined to have no alternative future use. Accordingly, the Company recorded $87.7 million as acquired in process research and development expense in the accompanying consolidated statements of operations for the year ended March 31, 2023. Prior to the Roche Transaction, the Company held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis.

Pursuant to the Stock Purchase Agreement, Roche acquired all of the issued and outstanding shares of capital stock of Telavant in exchange for approximately $7.1 billion in cash at the closing of the Roche Transaction in December 2023, as well as a one-time milestone payment of $150 million in cash, paid in August 2024 following the initiation of a Phase 3 trial in UC. The $7.1 billion in closing consideration and $150 million one-time milestone payment were paid to all of Telavant’s equity holders, including holders of Telavant RSUs, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. The Company received an upfront payment of approximately $5.2 billion in cash as its pro rata portion of the consideration upon closing of the Roche Transaction and a one-time milestone payment of approximately $110.4 million as its pro rata portion of the milestone payment following initiation of a Phase 3 trial in UC.

At the closing of the Roche Transaction, Roche acquired the full rights to further develop and manufacture RVT- 3101 and commercialize it in the U.S. and Japan. Outside of the U.S. and Japan, Pfizer holds commercialization rights. In addition, following the closing of the Roche Transaction, Roche acquired Telavant’s option to enter into a global collaboration with Pfizer on a next generation p40/TL1A directed bispecific antibody.

The Telavant entity that was sold did not meet the definition of a business, and therefore the Company concluded that the Roche Transaction was a sale of non-financial assets, with control transferred at closing. The sale of Telavant did not meet the criteria for reporting discontinued operations as the sale does not represent a strategic shift in the Company’s business. The Company recognized a gain on sale of Telavant net assets of approximately $5.3 billion during the year ended March 31, 2024 in the accompanying consolidated statements of operations. The gain does not include the Company’s portion of the one-time milestone payment, which was recognized when the milestone was achieved in June 2024. Accordingly, the Company recognized a gain on sale of Telavant net assets of $110.4 million for its pro rata portion of the one-time milestone payment during the year ended March 31, 2025. The gain on sale of Telavant net assets qualifies under the substantial shareholding exemption in the United Kingdom (“U.K.”) and consequently is not subject to the corporation income tax. The table below summarizes the calculation of the gain recognized during the year ended March 31, 2024.

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

(B) Asset Acquisition

In July 2023, Pulmovant Inc. (“Pulmovant”), a wholly-owned subsidiary of the Company, in-licensed certain intellectual property rights in exchange for a $14.0 million upfront cash payment. The transaction was accounted for as an asset acquisition as the acquired assets did not meet the definition of a business. The acquired rights represent in-process research and development assets, which were determined to have no alternative future use. Accordingly, the Company recorded $14.0 million as acquired in-process research and development expense in the accompanying consolidated statements of operations for the year ended March 31, 2024.

Additionally, Pulmovant agreed to pay up to $280 million of future development, regulatory and commercial milestone payments and tiered high-single digit sales-based royalties.

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

Upon deconsolidation, the Company recorded its $9.0 million retained investment in VantAI based upon the fair value of the preferred shares held by the Company. Due to the Company’s significant influence over the operating and financial policies of VantAI, the Company accounts for its retained interest under the equity method of accounting.

Note 6—Discontinued Operations

Dermavant Transaction

On October 28, 2024, the Company completed the sale of its entire equity interest in its majority-owned subsidiary, Dermavant, to Organon.

Pursuant to the Merger Agreement, Organon agreed to acquire Dermavant for aggregate cash consideration comprising (i) a payment of $175.0 million payable at the closing of the Dermavant Transaction, subject to certain adjustments, (ii) a $75.0 million milestone payment payable upon FDA approval of VTAMA (the “Product”) for the treatment of atopic dermatitis (the “AD Approval Milestone”) and (iii) up to $950.0 million in additional milestone payments payable upon achievement of certain tiered net sales amounts (each less than or equal to $1.0 billion) with respect to the Product. Additionally, Organon agreed to make tiered royalty payments of (x) low-to-mid single digit percentages with respect to annual net sales of the Product up to $1.0 billion and (y) 30% with respect to annual net sales of the Product above $1.0 billion. Such consideration and royalty payments are subject to certain post-closing adjustments and are payable to all of Dermavant’s equity holders, including holders of Dermavant RSUs, options and warrants, on a pro rata basis relative to their ownership of Dermavant prior to the closing of the Dermavant Transaction (in each case, after giving effect to the liquidation preference of Dermavant’s preference shares, all of which are held by the Company, and otherwise in accordance with the applicable terms of such securities). Under the liquidation preference of Dermavant’s preference shares, the Company is entitled to receive 100% of the first $270.0 million of consideration paid pursuant to the Merger Agreement. The Company received $183.6 million in cash in October 2024 upon the closing of the Dermavant Transaction, subject to certain post-closing adjustments that are not expected to be significant. The AD Approval Milestone was achieved in December 2024, and the Company received payment of the $75.0 million AD Approval Milestone in January 2025, pursuant to the terms of the Merger Agreement.

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

As a result of the Dermavant Transaction, the Company accounted for the assets and liabilities of Dermavant as assets and liabilities of discontinued operations at March 31, 2024. Assets and liabilities of Dermavant are presented as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” “Current liabilities of discontinued operations” and “Noncurrent liabilities of discontinued operations” on the accompanying consolidated balance sheets as of March 31, 2024.

Financial results of Dermavant through closing of the Dermavant Transaction are presented as “Income (loss) from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the years ended March 31, 2025, 2024 and 2023. As a result of the Dermavant Transaction, the Company recognized a gain of $376.5 million for the year ended March  31, 2025, of which $301.5 million was recognized upon the deconsolidation of Dermavant and $75.0 million was subsequently recognized upon achievement of the first milestone. The gain recognized is subject to certain post-closing adjustments that are not expected to be significant.

The following table presents components of discontinued operations related to the Dermavant Transaction included in “Income (loss) from discontinued operations, net of tax” (in thousands):

	Years Ended March 31,
	2025	2024	2023
Product revenue, net	$41,599	$75,057	$28,011
License, milestone and other revenue	33,838	17,025	1,739
Revenue, net	75,437	92,082	29,750
Operating expenses:
Cost of revenues	12,116	13,961	10,094
Research and development	24,307	61,827	71,153
Selling, general and administrative	119,879	271,310	217,058
Total operating expenses	156,302	347,098	298,305
Loss from operations	(80,865)	(255,016)	(268,555)
Gain on sale of subsidiary interests(1)	(376,506)	—	—
Change in fair value of debt	(97,322)	32,105	59,615
Interest expense(2)	30,556	34,778	27,968
Other income, net	(11,257)	(7,473)	(16,294)
Income (loss) from discontinued operations before income taxes	373,664	(314,426)	(339,844)
Income tax expense	634	721	1,108
Income (loss) from discontinued operations, net of tax	$373,030	$(315,147)	$(340,952)

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$(155)	$(1,367)	$(1,707)
Income (loss) from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	373,819	(313,059)	(338,137)
Income (loss) from discontinued operations before income taxes	$373,664	$(314,426)	$(339,844)

(1)
Gain on sale of subsidiary interests includes the release of accumulated other comprehensive loss of $19.9 million, primarily associated with the realization of Dermavant’s cumulative translation adjustments.

(2)
Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs. Additionally, for the year ended March 31, 2025, interest expense includes an $8.8 million loss on extinguishment of the Credit Facility.

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

In the accompanying consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations (in thousands):

	Years Ended March 31,
	2025	2024	2023
Gain on sale of subsidiary interests	$(376,506)	$—	$—
Share-based compensation	$9,666	$12,163	$13,829
Change in fair value of debt	$(97,322)	$32,105	$59,615
Loss on extinguishment of debt	$8,848	$—	$—
Depreciation and amortization	$6,739	$11,457	$8,021

Myovant Transaction

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

In the accompanying consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The cash flow item from discontinued operations was as follows (in thousands):

Year Ended March 31, 2023
Gain on recovery of contingent consideration	$(114,561)
Proceeds from sale of Myovant Top-Up Shares	$114,561

Note 7—Certain Balance Sheet Components

(A) Accrued Expenses

Accrued expenses at March  31, 2025 and 2024 consisted of the following (in thousands):

	March 31, 2025	March 31, 2024

Research and development expenses	$45,813	$37,712
Compensation-related expenses	53,928	49,890
Other expenses	14,553	31,815
Total accrued expenses	$114,294	$119,417

(B) Other Current Liabilities

Other current liabilities at March  31, 2025 and 2024 consisted of the following (in thousands):

	March 31, 2025	March 31, 2024

Deferred revenue	$1,168	$4,168
Income tax payable	416	9,773
Total other current liabilities	$1,584	$13,941

Note 8—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of March 31, 2025, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program

The Company’s board of directors has authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). The repurchase program is funded by available cash and cash equivalents on hand and does not have an expiration date. In April 2024, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Sumitomo and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million and together with the Sumitomo repurchase, approximately $1.3 billion of the $1.5 billion approved by the Company’s board of directors.

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

(D) Common Share Purchase and Share Agreements

In September 2023, the Company entered into common share purchase and sale agreements with certain institutional investors, pursuant to which the Company sold an aggregate of 19,600,685 of its common shares at a purchase price of $10.21 per share. Net proceeds to the Company were approximately $199.8 million after deducting offering expenses.

(E) Disposal of Cytovant

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

(F) Consolidated Vant Equity Transactions

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

In January 2025, Immunovant entered into a share purchase agreement pursuant to which Immunovant issued 22,500,000 shares of its common stock (including 16,845,010 shares of common stock purchased by the Company) at a price of $20.00 per share in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended (the “IMVT PIPE”). The gross proceeds to Immunovant in the IMVT PIPE were approximately $450.0 million, of which $336.9 million related to the Company’s participation. Following the IMVT PIPE and giving effect to the issuance of shares of Immunovant common stock in that transaction, the Company’s ownership interest in Immunovant increased to approximately 57%, and the Company continues to consolidate Immunovant.

Note 9—Share-Based Compensation and Other Compensation Plans

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”) and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (the “2015R Plan”) (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. Since the effective date of the RSL 2021 EIP, no further stock awards have been or will be made under the RSL 2015 EIP. Additionally, no further stock awards will be made under the 2015R Plan. As of March 31, 2025, 182,389,866 of the Company’s common shares were reserved for issuance under the RSL 2021 EIP. The number of common shares reserved for issuance under the RSL 2021 EIP will automatically increase on April 1 of each year by an amount equal to the lesser of (i) 5% of the common shares outstanding as of the last day of the immediately preceding fiscal year and (ii) such number of common shares as determined by the board of directors in its discretion. Prior to April 1, 2025, the Company’s board of directors resolved not to increase the number of common shares reserved for issuance under the RSL 2021 EIP on April 1, 2025, but instead to defer until later during the year ending March 31, 2026 the decision as to whether to increase the reserve by up to 5% of the common shares outstanding as of March 31, 2025. The RSL 2021 EIP has a ten-year term. The Company’s employees, directors and consultants are eligible to receive incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, RSUs and other stock awards under the RSL 2021 EIP. At March 31, 2025, a total of 41,801,628 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the year ended March 31, 2025 was as follows:

	Number of Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Options outstanding at March 31, 2024	147,068,607	$8.03	5.70	$499,487
Granted	4,815,932	$10.76
Exercised	(12,207,713)	$4.11
Forfeited/Canceled	(264,728)	$6.90
Options outstanding at March 31, 2025	139,412,098	$8.46	4.69	$384,006
Options exercisable at March 31, 2025	110,692,263	$9.16	4.00	$256,167

The aggregate intrinsic value is calculated as the difference between the exercise price of all outstanding and exercisable options and the fair value of the Company’s common stock at March 31, 2025. At March 31, 2025, total unrecognized compensation expense related to non-vested stock options was approximately $95.4 million and is expected to be recognized over a weighted-average period of approximately 1.40 years. All performance stock options have been fully expensed as of December 2023.

The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes closed form option-pricing model applying the weighted average assumptions in the following table. No performance stock options were granted during the years ended March 31, 2025, 2024 and 2023.

	Years Ended March 31,
Assumptions	2025	2024	2023
Expected stock price volatility	70.52%	72.22%	85.95%
Expected risk free interest rate	4.52%	3.72%	2.89%
Expected term, in years	6.21	6.21	6.25
Expected dividend yield	—%	—%	—%

Additional information regarding stock options and performance stock options is set forth below (in thousands, except per share data).

	Years Ended March 31,
	2025	2024	2023
Intrinsic value of options exercised	$90,542	$68,673	$972
Grant date fair value of options vested	$100,639	$157,359	$165,702
Weighted-average grant date fair value per share of stock options granted	$7.22	$5.98	$2.86

Restricted Stock Units

Activity for RSUs under the RSL Equity Plans for the year ended March 31, 2025 was as follows:

	Number of RSUs	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2024	11,355,746	$7.50
Granted	9,789,877	$10.90
Vested	(6,085,404)	$8.11
Forfeited	(940,270)	$6.95
Non-vested balance at March 31, 2025	14,119,949	$9.63

The total fair value of RSUs vested during the years ended March 31, 2025, 2024 and 2023 was $49.3 million, $49.1 million and $67.6 million, respectively. RSUs vest upon the achievement of time-based service requirements.

At March 31, 2025, total unrecognized compensation expense related to non-vested RSUs was approximately $115.4 million. Unrecognized compensation expense relating to RSUs is expected to be recognized over a weighted-average period of approximately 3.27 years.

Performance Restricted Stock Units

Activity for PSUs under the RSL Equity Plans for the year ended March 31, 2025 was as follows:

	Number of PSUs	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2024	5,422,465	$12.25
Granted	31,450,000	$8.85
Vested	—	$—
Forfeited	—	$—
Non-vested balance at March 31, 2025	36,872,465	$9.35

During the years ended March 31, 2025, 2024 and 2023, no PSUs vested. The vesting of PSUs requires that certain performance or market conditions be achieved during the performance period.

At March 31, 2025, total unrecognized compensation expense related to non-vested PSUs was approximately $259.7 million. Unrecognized compensation expense relating to PSUs, excluding those deemed improbable of vesting as of March 31, 2025, is expected to be recognized over a weighted-average period of approximately 2.21 years.

2024 Senior Executive Compensation Program

In July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Chief Operating Officer (the “2024 Senior Executive Compensation Program”). The program primarily consists of two key components: (i) one-time cash retention awards (refer below for further details regarding the one-time cash retention awards) and (ii) long-term equity incentive awards granted in the form of PSUs with both a performance- and a time-vesting component, time-vesting restricted stock units and time-vesting stock options.

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

The stock options and performance stock options table above includes the stock options granted to Dr. Venker pursuant to the 2024 Senior Executive Compensation Program with a total grant date fair value of $2.9 million. The Restricted Stock Units and Performance Restricted Stock Units tables above include the RSUs granted to Mr. Gline, Dr. Sukhatme and Dr. Venker and the PSUs granted to Mr. Gline and Dr. Sukhatme pursuant to the 2024 Senior Executive Compensation Program with total grant date fair values of $51.8 million and $278.2 million, respectively.

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

The Company estimated the fair value of the PSUs on the date of grant using a Monte Carlo simulation applying the assumptions in the following table:

Assumptions
Expected stock price volatility	70.0%
Expected risk free interest rate	4.1%
Stock price on date of grant	$10.80

As the PSUs are subject to the market performance of the Company’s stock price, share-based compensation expense is recognized over the requisite service period regardless of whether the market condition is ultimately satisfied, subject to continued service over the period. The Company has not recognized share-based compensation expense for potential PSU awards to Dr. Venker as these PSUs have not been granted by the Compensation Committee of the board of directors.

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

Capped Value Appreciation Rights

March 2020 CVAR Grants

The CVARs granted in March 2020 settle into a number of common shares equal to the excess of (a) the lesser of (i) the fair market value of a common share as of the settlement date or (ii) the cap of $12.68, over (b) the hurdle price of either $6.40 or $11.50, as applicable to each grant. CVARs with the lower hurdle price of $6.40 were subject to a condition (the “Knock-In Condition”) pursuant to which in the event the fair market value of a common share was greater than $6.40 per share but less than $9.20 per share as of the relevant date of determination, the award of CVARs remained outstanding unless and until the Knock-In Condition was satisfied as of any applicable monthly measurement date before the expiration date of the CVARs. As of March 31, 2025 and 2024, all of the CVARs with the lower hurdle price of $6.40 have satisfied the hurdle price and Knock-In Condition.

In the event any CVARs have satisfied the time-based service and liquidity event vesting requirements (“service-vested CVARs”) but have not satisfied the hurdle price on an applicable measurement date, then such CVARs will be deemed to remain outstanding and the applicable award holder will be provided the right to earn such CVARs if the hurdle price is satisfied on subsequent annual “hurdle measurement dates” prior to the original expiration date of the CVARs, being March 31, 2026. The “hurdle measurement dates” are March 30 of each of years 2023 through 2026. If the hurdle price is not satisfied on any such subsequent annual hurdle measurement date prior to the expiration date of the CVARs, then the CVARs will be forfeited in their entirety on the expiration date.

During the year ended March 31, 2025, no service-vested CVARs satisfied their applicable hurdle price on the applicable measurement date. During the year ended March 31, 2024, 14,482,570 service-vested CVARs satisfied their applicable hurdle price and the Knock-In Condition, if relevant, on the applicable measurement date, and as a result, 5,366,815 common shares were issued upon their settlement. As of March 31, 2025, 17,548,368 CVARs granted in March 2020 remain outstanding. These CVARs have met the service vesting condition but have not satisfied the $11.50 hurdle price on an applicable hurdle measurement date. The total fair value of CVARs that service-vested during the years ended March 31, 2024 and 2023 was $2.1 million and $16.7 million, respectively. All March 2020 CVARs have been fully expensed since December 2023.

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

Activity for CVARs under the RSL 2021 EIP for the year ended March 31, 2025 was as follows:

	Number of CVARs	Weighted Average Grant Date Fair Value
Non-vested balance at March 31, 2024	1,782,078	$4.89
Granted	—	$—
Vested	(1,186,418)	$4.99
Forfeited	(247,133)	$4.38
Non-vested balance at March 31, 2025	348,527	$4.89

The total fair value of CVARs that vested during the years ended March 31, 2025, 2024 and 2023 was $5.9 million, $6.2 million and $13.0 million, respectively. During the year ended March 31, 2025, 1,186,418 common shares were issued upon their settlement.

At March 31, 2025, total unrecognized compensation expense related to non-vested CVARs was approximately $44 thousand and is expected to be recognized over a weighted-average period of approximately 0.12 years.

Separation Agreement with former Chairman
In February 2023, the Company entered into a Separation and Mutual Release Agreement with its former Chairman. Pursuant to the terms of this agreement,  all non-vested performance stock options were accelerated and deemed fully vested, and the time-based service requirement for all non-vested CVARs was accelerated and deemed satisfied, in each case as of the separation date. Share-based compensation expense included in G&A expense for the year ended March 31, 2023 includes a reversal of expense of $20.8 million related to the modification of these awards.

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

During the years ended March 31, 2025, 2024 and 2023, 118,640, 140,227 and 111,519 common shares were purchased and issued under the RSL ESPP, respectively. Share-based compensation expense recorded was approximately $0.5 million, $0.5 million and $0.3 million for the years ended March 31, 2025, 2024 and 2023, respectively.

(C) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary and its affiliates’ employees, directors, officers and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $56.1 million, $54.9 million and $36.5 million for the years ended March 31, 2025, 2024 and 2023, respectively, related to subsidiary EIPs. At March 31, 2025, total unrecognized compensation expense related to subsidiary equity was approximately $109.1 million.

(D) Cash Bonus Program

During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”). During the years ended March 31, 2025 and 2024, the Company recognized general and administrative expense of $21.2 million and $35.6 million, respectively, and research and development expense of $5.8 million and $9.9 million, respectively, relating to the Cash Bonus Program.

(E) 2024 Senior Executive Compensation Program Cash Awards

Pursuant to the 2024 Senior Executive Compensation Program, the Compensation Committee of the board of directors approved the following one-time cash retention awards in July 2024:

Executive	Title	Cash Awards (in thousands)
Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Chief Operating Officer	$7,465

Mr. Gline and Dr. Venker received 75% of their respective cash retention awards as of March 31, 2025. The remaining 25% of the award will vest and become payable on or about September 19, 2025, in each case subject to the executive’s continuous service through the applicable vesting date.

The cash retention award provided to Dr. Sukhatme was paid in full as of March 31, 2025. If a Recoupment Event (as defined below) occurs on or prior to September 30, 2025, Dr. Sukhatme will be required to repay to the Company $15.0 million of the retention award. A “Recoupment Event” will be deemed to occur if (x) Dr. Sukhatme’s employment in good standing is terminated or otherwise ceases for any reason (except as provided in the following sentence) or (y) Dr. Sukhatme breaches any of his restrictive covenant obligations. In the event Dr. Sukhatme’s employment is terminated by the Company without “cause” (as defined in Dr. Sukhatme’s employment agreement) or due to death or disability, no portion of the cash retention award will be subject to repayment, provided that Dr. Sukhatme executes and does not revoke a release of claims. No Recoupment Event had occurred as of March 31, 2025.

As a result of the cash retention rewards, the Company recognized general and administrative expense of $86.4 million during the year ended March 31, 2025. The remaining portion of $7.3 million as of March 31, 2025 will be recognized over the applicable service periods.
Note 10—Income Taxes

The (loss) income before income taxes and the related expense (benefit) are as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
(Loss) income before income taxes:
Bermuda(1)	$(80,590)	$5,189,812	$(40,738)
United States	(174,763)	(232,592)	(437,944)
Switzerland	(426,478)	(389,948)	(402,611)
Other	241	584	(3,697)
Total (loss) income from continuing operations before income taxes	$(681,590)	$4,567,856	$(884,990)

(1)	Primarily entities which are centrally managed and controlled in the U.K. and are subject to U.K. taxes.

	Years Ended March 31,
	2025	2024	2023
Current taxes:
Bermuda	$—	$—	$—
United States(1)	48,174	21,813	4,204
Switzerland	—	—	—
Other	—	(310)	(122)
Total current tax expense	$48,174	$21,503	$4,082
Deferred taxes:
Bermuda	$—	$—	$—
United States	—	—	—
Switzerland	—	—	—
Other	—	—	—
Total deferred tax benefit	$—	$—	$—
Total income tax expense	$48,174	$21,503	$4,082

(1)	Inclusive of the state and local income taxes.

A reconciliation of income tax expense computed at the Bermuda statutory rate to income tax expense reflected in the consolidated financial statements is as follows (in thousands, except percentages):

	Year Ended		Year Ended		Year Ended
	March 31, 2025		March 31, 2024		March 31, 2023
Income tax expense at Bermuda statutory tax rate	$—	—%	$—	—%	$—	—%
Foreign rate differential(1)	(112,413)	16.49%	1,196,877	26.20%	(163,093)	18.43%
Permanent disallowed IPR&D	—	—%	—	—%	17,714	(2.00)%
Tax effect of changes in the fair value of investments and loss from equity method investments	(12,813)	1.88%	15,431	0.34%	4,118	(0.47)%
Substantial shareholding exemption	(27,597)	4.05%	(1,337,102)	(29.27)%	—	—%
Nondeductible executive compensation	54,558	(8.00)%	19,727	0.43%	20,558	(2.32)%
Tax deficiencies (excess tax benefits) from stock-based compensation	(16,676)	2.45%	(21,668)	(0.47)%	3,311	(0.37)%
Other permanent adjustments	37,096	(5.44)%	40,085	0.88%	12,065	(1.36)%
Research tax credits	(31,840)	4.67%	(22,863)	(0.50)%	(12,217)	1.38%
Valuation allowance	134,855	(19.79)%	43,754	0.96%	108,000	(12.20)%
Reversal of certain deferred tax assets(2)	25,062	(3.68)%	87,262	1.90%	11,630	(1.32)%
Other	(2,058)	0.30%	—	—%	1,996	(0.23)%
Total income tax expense	$48,174	(7.07)%	$21,503	0.47%	$4,082	(0.46)%

(1)	Primarily related to operations in the U.S., Switzerland, the U.K., and other jurisdictions with statutory tax rates different than the Bermuda rate.
(2)
Primarily relates to deferred tax assets associated with entities no longer included in the consolidated financial statements (i.e., sold, deconsolidated or liquidated) and Switzerland expiring net operating losses.

The Company’s effective tax rate for the years ended March 31, 2025, 2024 and 2023 was (7.07)%, 0.47% and (0.46)%, respectively. The effective tax rate for the year ended March 31, 2025 is driven by earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for the year ended March 31, 2024 is driven by the Company’s gain on sale of Telavant net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for the year ended March 31, 2023 is driven by the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.

Deferred taxes reflect the tax effects of the differences between the amounts recorded as assets and liabilities for financial reporting purposes and the comparable amounts recorded for income tax purposes. Significant components of the deferred tax assets (liabilities) at March 31, 2025 and 2024 are as follows (in thousands):

	March 31, 2025	March 31, 2024
Deferred tax assets
Research tax credits	$54,101	$39,536
Intangible assets	16,939	18,167
Capitalized research and development	41,387	32,124
Net operating loss	469,339	359,971
Share-based compensation	103,515	95,624
Lease liabilities	21,687	12,229
Other assets	18,001	14,256
Subtotal	724,969	571,907
Valuation allowance	(701,219)	(558,868)

Deferred tax liabilities
Depreciation	(561)	(645)
Right-of-use assets	(19,270)	(10,008)
Other liabilities	(3,919)	(2,386)
Total deferred tax assets/(liabilities)	$—	$—

The Company has net operating losses in Switzerland, the U.S. and the U.K. in the amount of $2,582.9 million, $223.3 million and $342.0 million, respectively. The Switzerland net operating losses will expire in varying amounts between March 31, 2026 and March 31, 2032. The U.S. net operating losses can be carried forward indefinitely with utilization limited to 80% of future taxable income for tax years beginning on or after January 1, 2021, while the U.K. and other net operating losses can be carried forward indefinitely as well, with an annual limitation on utilization. The Company has $47.1 million of federal research tax credit carryforwards in the U.S., which will expire in varying amounts between March 31, 2039 and March 31, 2045. Additionally, credits of $7.0 million are related to various states and Canada.

The Company assesses the realizability of the deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and record a valuation allowance as necessary. Due to the Company’s cumulative loss position which provides significant negative evidence difficult to overcome, the Company has recorded a valuation allowance of $701.2 million as of March 31, 2025, representing the portion of the deferred tax asset that is not more likely than not to be realized. For the period April 1, 2024 through March 31, 2025, the valuation allowance increased by $142.4 million, primarily as a result of corresponding increases in our global net operating losses. The amount of the deferred tax asset considered realizable could be adjusted for future factors that would impact the assessment of the objective and subjective evidence of the Company. The Company will continue to assess the realizability of deferred tax assets at each balance sheet date in order to determine the amount, if any, required for a valuation allowance.

There are outside basis differences related to the Company’s investment in subsidiaries for which no deferred taxes have been recorded, as these would not be subject to tax on repatriation, as Bermuda has no tax regime for Bermuda exempted limited companies, and the U.K. tax regime relating to company distributions and sales generally provides for exemption from tax for most overseas profits, subject to certain exceptions.

The Company is subject to tax and is required to file U.S., U.K. and Switzerland federal income tax returns, as well as income tax returns in various state, local and foreign jurisdictions. The Company is subject to tax examinations for tax years ended March 31, 2019 and forward in major taxing jurisdictions. Tax audits and examinations can involve complex issues, interpretations and judgments. The resolution of matters may span multiple years particularly if subject to litigation or negotiation. The Company believes it has appropriately recorded its tax position using reasonable estimates and assumptions, however, the potential tax benefits may impact the results of operations or cash flows in the period of resolution, settlement or when the statutes of limitations expire.

The Company’s unrecognized tax benefit activity during the years ended March 31, 2025, 2024 and 2023 were not material to the Company’s consolidated financial statements. No interest and penalties related to unrecognized tax benefits were recorded as of March 31, 2025, 2024 or 2023.

Note 11—Leases

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

The components of operating lease expense for the Company were as follows (in thousands):

	Years Ended March 31,
	2025	2024	2023
Operating lease cost	$11,632	$10,648	$10,879
Short-term lease cost	514	64	193
Variable lease cost	1,344	1,107	2,099
Total operating lease cost	$13,490	$11,819	$13,171

Information related to the Company’s operating lease right-of-use assets and lease liabilities was as follows (in thousands, except periods and percentages):

	Years Ended March 31,
	2025	2024	2023
Cash paid for operating lease liabilities	$10,263	$11,561	$11,684
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	$51,364	$719	$4,224

	March 31, 2025	March 31, 2024	March 31, 2023
Weighted average remaining lease term (in years)	11.7	8.0	8.7
Weighted average discount rate	7.4%	7.1%	7.7%

As of March 31, 2025, maturities of operating lease liabilities were as follows (in thousands):

Years Ending March 31,
2026	$10,321
2027	11,345
2028	15,140
2029	15,564
2030	14,834
Thereafter	109,402
Total lease payments	176,606
Less: present value adjustment	(67,119)
Less: tenant improvement allowance	(9,317)
Total lease liabilities	$100,170

Note 12—Commitments and Contingencies

(A) Commitments

Lease Commitments

The Company has leases, consisting primarily of real estate leases. Refer to Note 11, “Leases” for further information.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Potential material future milestone payments as of March  31, 2025 pursuant to certain key asset acquisition and license agreements are as follows:

•	Anti-FcRn franchise (Immunovant): up to a maximum of $420.0 million to HanAll Biopharma Co., Ltd. upon the achievement of certain regulatory and sales milestone events.
•	Brepocitinib (Priovant Therapeutics, Inc.): mid tens-of-millions sales milestone payment to Pfizer if aggregate net sales in a given year exceed a mid-hundreds-of-millions amount.
•	Mosliciguat (Pulmovant, Inc.): up to a maximum of $280.0 million to Bayer AG upon the achievement of certain development, regulatory and commercial milestone events.

Royalties are also due on net sales pursuant to these agreements. The Company has further commitments not reflected above relating to other asset acquisition and license agreements entered and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

Additionally, the Company enters into agreements with contract service providers to assist in the performance of its research and development activities. Expenditures to contract research organizations and contract manufacturing organizations represent significant costs in the clinical development of its product candidates. Subject to required notice periods and certain obligations under binding purchase orders, the Company can elect to discontinue the work under these agreements at any time. The Company expects to enter into additional collaborative research, contract research, manufacturing and supplier agreements in the future, which may require upfront payments and long-term commitments of capital resources.

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”) pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of March 31, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.6 million, of which $5.5 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid during the fiscal years ending March 31, 2026, 2028, 2029, and 2030, respectively.

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

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying consolidated financial statements as of March  31, 2025 and 2024.

Note 13—Earn-Out Shares, Public Warrants and Private Placement Warrants

Earn-Out Shares

In connection with the Business Combination, the Company issued the following:

a.
2,033,591 common shares to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20% Earn-Out Shares”), which will vest if the closing price of the Company’s common shares is greater than or equal to $15.00 over any 20 out of 30 trading day period during the Vesting Period (defined below).

b.
1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), each in respect of its MAAC Class B Shares, will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any 20 out of 30 trading day period during the Vesting Period (as defined below).

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s consolidated statements of operations. As of March 31, 2025, no Earn-Out Shares have vested.

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

On August 2, 2023, the Company announced that it would redeem all Warrants that remained outstanding on September 1, 2023 (the “Redemption Date”).

Under the terms of the Warrant Agreement, the Company was entitled to redeem the Public Warrants at a redemption price of $0.10 per Public Warrant because the last reported sales price (the “Reference Value”) of the Company’s common shares was at least $10.00 per share for any 20 trading days within the 30 trading-day period ending on the third trading day prior to the date on which RSL gave a Notice of Redemption. In addition, because the Reference Value was less than $18.00 per share, the outstanding Private Placement Warrants were also required to be concurrently called for redemption on the same terms as the outstanding Public Warrants. This share price performance requirement was satisfied as of July 28, 2023.

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

Note 14—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2025 and 2024, by level, within the fair value hierarchy (in thousands):

	As of March 31, 2025				As of March 31, 2024
	Level 1	Level 2	Level 3	Balance as of March 31, 2025	Level 1	Level 2	Level 3	Balance as of March 31, 2024
Assets:
Money market funds	$2,621,457	$—	$—	$2,621,457	$6,312,288	$—	$—	$6,312,288
Investment in Datavant Class A units	—	—	167,361	167,361	—	—	147,526	147,526
Investment in Arbutus common shares	135,578	—	—	135,578	100,227	—	—	100,227
Total assets at fair value	$2,757,035	$—	$167,361	$2,924,396	$6,412,515	$—	$147,526	$6,560,041
Liabilities:
Liability instruments measured at fair value(1)	—	—	9,981	9,981	—	—	25,737	25,737
Total liabilities at fair value	$—	$—	$9,981	$9,981	$—	$—	$25,737	$25,737

(1)
At March 31, 2025, Level 3 includes the fair value of the Earn-Out Shares of $10.0 million. At March 31, 2024, Level 3 includes the fair value of the Earn-Out Shares of $22.0 million and other liability instruments issued of $3.7 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the years ended March 31, 2025 and 2024.

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

The changes in fair value of the Level 3 assets during the years ended March 31, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2023	$178,579
Changes in fair value of investment in Datavant, included in net income	(31,053)
Balance at March 31, 2024	147,526
Changes in fair value of investment in Datavant, included in net loss	19,835
Balance at March 31, 2025	$167,361

The changes in fair value of the Level 3 liabilities during the years ended March 31, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2023	$33,651
Exercise of Private Placement Warrants	(28,090)
Changes in fair value of liability instruments, included in net income	20,176
Balance at March 31, 2024	25,737
Changes in fair value of liability instruments, included in net loss	(15,756)
Balance at March 31, 2025	$9,981

Investment in Datavant

The Company elected the fair value option to account for the investment in Datavant. The estimate of fair value for this investment was determined using the income approach, market approach and implementation of the option pricing method (“OPM”). The income approach is based on the future expected cash flows, which are derived from certain assumptions attributable to Datavant including estimates of revenue growth rate, earnings before interest, taxes, depreciation and amortization and terminal growth rate. These expected cash flows are then discounted to their present value using a discount rate that reflects the risk and time value of money. The market approach estimates value by using valuation multiples derived from the stock prices of comparable publicly traded companies to determine the company’s equity value. The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date. The fair value was calculated using significant unobservable inputs including the following:

	Point Estimate Used
Input	As of March 31, 2025	As of March 31, 2024
Volatility	110.0%	90.0%
Discount rate	13.0%	13.0%

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 13, “Earn-Out Shares, Public Warrants and Private Placement Warrants” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of March 31, 2025	As of March 31, 2024
Volatility	38.4%	63.2%
Risk-free rate	3.96%	4.50%

As of March 31, 2025, the Company began using a blend of its historical and implied volatility, rather than exclusively relying on historical volatility, to estimate the expected volatility assumption of various equity instruments issued by the Company. Due to changes in the Company’s capital position, the Company believes this methodology better reflects its expected future volatility. Historical volatility was 35.8% based on the remaining term of the Earn-Out Shares as of March 31, 2025.

As of March 31, 2025 and 2024, the fair value of the Earn-Out Shares was $10.0 million and $22.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying consolidated balance sheets.

Note 15—Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income attributable to Roivant Sciences Ltd. by the weighted-average number of common shares outstanding during the period. Diluted net (loss) income per common share is computed by dividing the net (loss) income attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common shares outstanding during the period.

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the years ended March  31, 2025 and 2023, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the loss from continuing operations.

As of March  31, 2025, 2024 and 2023, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net (loss) income per common share:

	March 31, 2025	March 31, 2024	March 31, 2023
Stock options and performance stock options	139,412,098	54,648,258	154,271,791
Restricted stock units and performance restricted stock units (non-vested)	50,992,414	5,422,465	20,700,788
March 2020 CVARs(1)	17,548,368	17,548,368	32,011,996
November 2021 CVARs (non-vested)	348,527	249,120	3,222,645
Restricted common stock (non-vested)	—	255,911	689,026
Earn-Out Shares (non-vested)	3,080,387	3,080,387	3,080,387
Private Placement Warrants	—	—	10,214,265
Public Warrants	—	—	20,475,875
Other stock based awards and instruments issued	4,731,198	3,924,305	6,122,842

(1)	Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” for details regarding settlement of CVARs.

Note 16—Segment Information

The Company is operated and managed as a single operating and reportable segment which focuses on the discovery, development and commercialization of medicines and technologies. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer.

The CODM assesses performance for the Company based on net (loss) income, which is reported on the consolidated statements of operations and comprehensive (loss) income as net (loss) income. The measure of segment assets is reported on the consolidated balance sheets as total assets.

The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval. As such, the CODM uses cash forecast models and budgeted versus actual results to assess performance, make operating decisions and allocate resources across the Company including to various Vants and research and development projects.

The Company’s significant segment expenses are as follows:

	Years Ended March 31,
	2025	2024	2023

Revenue	$29,053	$32,713	$31,530
Less:
Cost of revenues	911	1,599	3,034
Program-specific research and development expenses:
Anti-FcRn franchise—neurological diseases	93,224	41,060	52,100
Anti-FcRn franchise—endocrine diseases	63,073	33,205	26,377
Anti-FcRn franchise—rheumatology diseases	23,897	—	—
Anti-FcRn franchise—dermatology diseases	15,633	—	—
Anti-FcRn franchise—other clinical and nonclinical	9,327	39,811	5,553
Brepocitinib	45,125	38,563	38,627
Mosliciguat	19,746	4,307	—
Other development and discovery programs	57,729	92,270	159,893
Research and development share-based compensation	39,780	32,400	28,669
Research and development personnel-related expenses	146,162	123,283	118,523
Other research and development expenses	36,717	35,010	24,320
Acquired in-process research and development	—	26,450	97,749
General and administrative share-based compensation	239,505	154,873	175,019
General and administrative personnel-related expenses	205,737	126,163	99,141
Other general and administrative expenses	146,168	135,097	109,288
Gain on sale of Telavant net assets	(110,387)	(5,348,410)	—
Change in fair value of investments	(55,186)	47,973	20,815
Change in fair value of liability instruments	(15,756)	46,838	18,386
Gain on deconsolidation of subsidiaries	(3,108)	(32,772)	(29,276)
Interest income	(258,375)	(146,425)	(32,184)
Other expense, net	10,721	13,562	486
Income tax expense	48,174	21,503	4,082
(Income) loss from discontinued operations, net of tax	(373,030)	315,147	226,391
Net (loss) income	$(356,734)	$4,231,206	$(1,115,463)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2025, the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2025 at the reasonable assurance level.

Management’s Report on Internal Control over Financial Reporting.

Our management, under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined under Rule 13a-15(f) of the Exchange Act. Internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management has assessed the effectiveness of our internal control over financial reporting as of March 31, 2025. In making this assessment, management used the criteria set forth in the Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of our internal control over financial reporting. Based on management’s assessment, management has concluded that, as of March 31, 2025, our internal control over financial reporting was effective based on those criteria.

The effectiveness of our internal control over financial reporting as of March 31, 2025, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Roivant Sciences Ltd.

Opinion on Internal Control Over Financial Reporting

We have audited Roivant Sciences Ltd.’s internal control over financial reporting as of March 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Roivant Sciences Ltd. (the Company) maintained, in all material respects, effective internal control over financial reporting as of March 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of March 31, 2025 and 2024, the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity and redeemable noncontrolling interest and cash flows for each of the three years in the period ended March 31, 2025, and the related notes and our report dated May 29, 2025 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

Iselin, New Jersey

May 29, 2025

ITEM 9B.	OTHER INFORMATION

On March 28, 2025, Eric Venker, RSI’s President and Chief Operating Officer, entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provided for the potential sale of up to 3,842,209 common shares held by Mr. Venker between October 6, 2025 and October 13, 2026.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Except as set forth below, the information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

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

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference from our definitive proxy statement for our 2025 Annual Meeting of Shareholders to be filed with the SEC within 120 days after the end of our fiscal year ended March 31, 2025.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements:

For a list of the consolidated financial statements included herein, see “Index to Consolidated Financial Statements” under Part II, Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules:

All schedules have been omitted because of the absence of conditions under which they are required or because the required information, where material, is shown in the financial statements, financial notes or supplementary financial information.

(b) Exhibits required by Item 601 of Regulation S-K:

The exhibits listed in the accompanying Exhibit Index are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

Exhibits

Exhibit Number	Description	Incorporated by Reference			Filing Date
		Form	File No.	Exhibit

2.1*	Business Combination Agreement, dated as of May 1, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.1	June 28, 2022

2.2*	Amendment No. 1 to the Business Combination Agreement, dated June 9, 2021, by and among Montes Archimedes Acquisition Corp., Roivant Sciences Ltd. and Rhine Merger Sub, Inc.	10-K	001-40782	2.9	June 28, 2022

2.3#†*	Agreement and Plan of Merger, dated September 17, 2024, by and among Dermavant Sciences Ltd., Organon & Co., Organon Bermuda Ltd. and Roivant Sciences Ltd.	8-K	001-40782	2.1	September 23, 2024

3.1*	Memorandum of Association of Roivant Sciences Ltd.	S-4/A	333-256165	3.1	July 1, 2021

3.2*	Amended and Restated Bye-laws of Roivant Sciences Ltd.	8-K	001-40782	3.1	October 1, 2021

4.1*	Specimen Ordinary Share Certificate of Roivant Sciences Ltd.	S-4/A	333-256165	4.5	August 3, 2021

4.2*	Description of Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934	10-K	001-40782	4.5	June 28, 2023

10.1*	Third Amended and Restated Registration Rights Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd. and the parties thereto	10-K	001-40782	10.1	June 28, 2022

10.2*	Sponsor Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.3	June 28, 2022

10.3*	Form of Transaction Support Agreement, dated as of May 1, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp. and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.4	June 28, 2022

10.4*	Investment Management Trust Agreement between Continental Stock Transfer & Trust Company and Montes Archimedes Acquisition Corp.	8-K	001-39597	10.1	October 13, 2020

10.5#*	License Agreement, dated as of December 19, 2017, by and between HanAll Biopharma Co., Ltd. and Roivant Sciences GmbH	8-K	001-38906	10.6	December 20, 2019

10.6#*	Cross License Agreement, dated as of April 11, 2018, by and between Genevant Sciences Ltd. and Arbutus Biopharma Corporation	10-Q	001-34949	10.3	August 7, 2020

10.7#*	First Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.4	August 7, 2020

10.8#*	Second Amendment to Cross License Agreement, dated as of June 27, 2018, by and among Genevant Sciences Ltd., Genevant Sciences GmbH and Arbutus Biopharma Corporation	10-Q	001-34949	10.5	August 7, 2020

10.9*	Form of Indemnity Agreement	S-4/A	333-256165	10.24	July 1, 2021

10.10*^	Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	S-4	333-256165	10.25	May 14, 2021

10.11*^	Roivant Sciences Ltd. 2021 Equity Incentive Plan	S-8	333-260173	99.1	October 8, 2021

10.12*^	Executive Employment Agreement between Roivant Sciences, Inc. and Matthew Gline, dated as of May 14, 2021	S-4	333-256165	10.28	May 14, 2021

10.13*^	Executive Employment Agreement between Roivant Sciences, Inc. and Eric Venker, dated as of May 14, 2021	S-4	333-256165	10.29	May 14, 2021

10.14*	Amendment No. 1 to the Support Agreement, dated as of June 9, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	10-K	001-40782	10.28	June 28, 2022

10.15*	Amendment No. 2 to the Support Agreement, dated as of September 30, 2021, by and among Roivant Sciences Ltd., Montes Archimedes Acquisition Corp., Patient Square Capital LLC and certain shareholders of Roivant Sciences Ltd.	8-K	001-40782	10.1	October 1, 2021

10.16*^	Amended & Restated Roivant Sciences Ltd. Employee Stock Purchase Plan	10-K	001-40782	10.27	June 28, 2023

10.17#*	Third Amendment to Cross License Agreement, dated December 9, 2021, by and between Genevant Sciences GmbH and Arbutus Biopharma Corporation	S-1	333-261853	10.37	December 22, 2021

10.18#†*	Investor Rights Agreement, dated as of September 13, 2021, by and among Priovant Holdings, Inc., Roivant Sciences Ltd. and Pfizer Inc.	10-K	001-40782	10.36	June 28, 2022

10.19#†*	License and Collaboration Agreement, dated as of September 13, 2021, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.37	June 28, 2022

10.20#*	Amendment No. 1 to License and Collaboration Agreement, dated as of June 10, 2022, by and between Pfizer Inc. and Priovant, Inc.	10-K	001-40782	10.38	June 28, 2022

10.21*^	Employment Agreement between Roivant Sciences, Inc. and Mayukh Sukhatme, dated as of May 19, 2020	S-1/A	333-260619	10.39	July 28, 2022

10.22*	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.39	June 28, 2023

10.23*	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.40	June 28, 2023

10.24*	Form of Performance Option Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.41	June 28, 2023

10.25*	Form of Capped Value Appreciation Right Award Grant Notice under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan	10-K	001-40782	10.42	June 28, 2023

10.26*	Form of Stock Option Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	10-K	001-40782	10.43	June 28, 2023

10.27*	Form of Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	10-K	001-40782	10.44	June 28, 2023

10.28#*	Master Services Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated April 30, 2021	10-Q	001-38906	10.2	February 4, 2022

10.29#*	Product Service Agreement, between Samsung Biologics Co., Ltd. and Immunovant Sciences GmbH, dated November 17, 2021	10-Q	001-38906	10.3	February 4, 2022

10.30*^	Employment Agreement between Roivant Sciences, Inc. and Rakhi Kumar, dated as of June 5, 2023	10-Q	001-40782	10.44	August 9, 2024

10.31#*^	Employment Agreement between Roivant Sciences, Inc. and Richard Pulik, dated as of August 31, 2021	10-Q	001-40782	10.43	August 9, 2024

10.32#†*	License Agreement by and between Bayer Aktiengesellschaft and Pulmovant, Inc., dated as of July 27, 2023	10-Q	001-40782	10.45	November 12, 2024

10.33#†*	First Amendment to the License Agreement by and between Bayer Aktiengesellschaft and Pulmovant, Inc., dated as of September 22, 2023	10-Q	001-40782	10.46	November 12, 2024

10.34#†^	Retention Award Agreement between Roivant Sciences, Inc. and Mayukh Sukhatme, dated as of July 26, 2024	—	—	—	Filed herewith

10.35^	Form of Cash Incentive Award Statement	—	—	—	Filed herewith

10.36	Form of Performance Restricted Stock Unit Award Grant Notice under the Roivant Sciences Ltd. 2021 Equity Incentive Plan	—	—	—	Filed herewith

10.37†^	Separation Agreement and General Release between Roivant Sciences, Inc. and Rakhi Kumar	—	—	—	Filed herewith

10.38†^	Consulting Agreement between Roivant Sciences, Inc. and Rakhi Kumar	—	—	—	Filed herewith

19	Insider Trading Policy	—	—	—	Filed herewith

21.1	List of Subsidiaries of Roivant Sciences Ltd.	—	—	—	Filed herewith

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm of Roivant Sciences Ltd.	—	—	—	Filed herewith

24.1	Power of Attorney (included on signature page)	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

97	Roivant Sciences Ltd. Compensation Recoupment Policy	10-K	001-40782	97	May 30, 2024

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

#	Portions of this exhibit have been omitted because they are both (i) not material and (ii) would likely cause competitive harm to Roivant Sciences Ltd. if publicly disclosed.

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

Roivant Sciences Ltd.

Date: May 29, 2025	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Richard Pulik, Jo Chen and Keyur Parekh, as their true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for such person and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to the Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises, as fully to all intents and purposes as he or she could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent, or his substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Gline	Chief Executive Officer and Director (Principal Executive Officer)	May 29, 2025
Matthew Gline

/s/ Richard Pulik	Chief Financial Officer (Principal Financial Officer)	May 29, 2025
Richard Pulik

/s/ Jennifer Humes	Chief Accounting Officer (Principal Accounting Officer)	May 29, 2025
Jennifer Humes

/s/ Mayukh Sukhatme	President and Chief Investment Officer and Director	May 29, 2025
Mayukh Sukhatme

/s/ Keith Manchester	Director	May 29, 2025
Keith Manchester

/s/ Ilan Oren	Director	May 29, 2025
Ilan Oren

/s/ Daniel Gold	Director	May 29, 2025
Daniel Gold

/s/ Melissa Epperly	Director	May 29, 2025
Melissa Epperly

/s/ Meghan FitzGerald	Director	May 29, 2025
Meghan FitzGerald

/s/ James C. Momtazee	Director	May 29, 2025
James C. Momtazee