Form 10-Q
period 2025-06-30
Roivant Sciences Ltd.
filed 2025-08-11
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of August 6, 2025, the registrant had 682,881,743 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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

•	Immunovant relies on the HanAll Agreement to provide the rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect Immunovant’s development and commercialization of IMVT-1402 and batoclimab.

•	We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.

•	We face risks associated with the allocation of capital and personnel across our businesses.

•	We face risks associated with the Vant structure.

•	We face risks associated with potential future payments related to our product candidates.

•	We face risks associated with acquisitions, divestitures and other strategic transactions.

•	We face risks associated with the use of our cash, cash equivalents and marketable securities.

•	We are exposed to risks related to our significant holdings of cash, cash equivalents and marketable securities.

•
While we do not have a need for additional capital under our current operating plans as a result of our current liquidity position, we may in the future require additional capital to fund our operations. In that case, if we fail to obtain necessary financing when needed, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates following regulatory approval and continue to pursue our drug discovery efforts.

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

•	the inadequacy of patent terms and their scope to protect our competitive position;

•	the fact that our largest shareholders own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;

•	dilution of ownership caused by future sales and issuances of our or the Vants’ equity securities or rights to purchase equity securities;

•	future sales, or the perception of future sales, of our common shares by us or our existing shareholders, and the impact thereof on the price of our common shares;

•	the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;

•	changes in applicable laws or regulations;

•	the possibility that we may be adversely affected by other economic, business or competitive factors; and

•	any other risks and uncertainties, including those described under Part II, Item IA. “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited).

ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,238,459	$2,715,411
Marketable securities (includes $1,803,035 of available-for-sale marketable securities held at fair value as of June 30, 2025)	3,264,692	2,171,480
Other current assets	112,600	113,173
Total current assets	4,615,751	5,000,064
Property and equipment, net	14,865	12,056
Operating lease right-of-use assets	87,078	89,021
Investments measured at fair value	283,814	302,939
Other assets	31,094	32,860
Total assets	$5,032,602	$5,436,940
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,550	$23,691
Accrued expenses	88,728	114,294
Operating lease liabilities	9,402	9,842
Other current liabilities	4,186	1,584
Total current liabilities	113,866	149,411
Liability instruments measured at fair value	12,310	9,981
Operating lease liabilities, noncurrent	90,292	90,328
Other liabilities	228	22
Total liabilities	216,696	249,742
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 682,229,832 and 695,938,323 shares issued and outstanding at June 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	4,644,085	4,562,107
(Accumulated deficit) / retained earnings	(315,588)	116,060
Accumulated other comprehensive income	17,137	9,438
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,345,634	4,687,605
Noncontrolling interests	470,272	499,593
Total shareholders’ equity	4,815,906	5,187,198
Total liabilities and shareholders’ equity	$5,032,602	$5,436,940

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2025	2024
Revenue	$2,170	$7,990
Operating expenses:
Cost of revenues	154	213
Research and development (includes $11,099 and $10,532 of share-based compensation expense for the three months ended June 30, 2025 and 2024, respectively)	152,919	120,507
General and administrative (includes $71,079 and $36,841 of share-based compensation expense for the three months ended June 30, 2025 and 2024, respectively)	134,019	99,892
Total operating expenses	287,092	220,612
Gain on sale of Telavant net assets	—	110,387
Loss from operations	(284,922)	(102,235)
Change in fair value of investments	19,125	(15,226)
Change in fair value of liability instruments	2,329	1,150
Interest income	(48,322)	(72,127)
Other expense, net	11,208	3,608
Loss from continuing operations before income taxes	(269,262)	(19,640)
Income tax expense	4,649	11,963
Loss from continuing operations, net of tax	(273,911)	(31,603)
Income from discontinued operations, net of tax	—	89,093
Net (loss) income	(273,911)	57,490
Net loss attributable to noncontrolling interests	(50,556)	(37,807)
Net (loss) income attributable to Roivant Sciences Ltd.	$(223,355)	$95,297

Amounts attributable to Roivant Sciences Ltd.:
(Loss) income from continuing operations, net of tax	$(223,355)	$6,049
Income from discontinued operations, net of tax	—	89,248
Net (loss) income attributable to Roivant Sciences Ltd.	$(223,355)	$95,297

Net (loss) income per common share, basic:
(Loss) income from continuing operations, net of tax	$(0.33)	$0.01
Income from discontinued operations, net of tax	$—	$0.12
Net (loss) income per common share	$(0.33)	$0.13
Net (loss) income per common share, diluted:
(Loss) income from continuing operations, net of tax	$(0.33)	$0.01
Income from discontinued operations, net of tax	$—	$0.11
Net (loss) income per common share	$(0.33)	$0.12
Weighted average shares outstanding:
Basic	680,286,922	735,816,536
Diluted	680,286,922	781,627,601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended June 30,
	2025	2024
Net (loss) income	$(273,911)	$57,490
Other comprehensive income (loss):
Change in fair value of debt due to change in subsidiary credit risk	—	(10,600)
Unrealized gains on available-for-sale securities	470	—
Foreign currency translation adjustment	7,739	(3,232)
Total other comprehensive income (loss)	8,209	(13,832)
Comprehensive (loss) income	(265,702)	43,658
Comprehensive loss attributable to noncontrolling interests	(50,046)	(37,774)
Comprehensive (loss) income attributable to Roivant Sciences Ltd.	$(215,656)	$81,432

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)
	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,560,959	—	16,912	—	—	—	16,912
Exercise and vesting of subsidiary share awards	—	—	2,325	—	—	1,288	3,613
Cash contributions to majority-owned subsidiaries	—	—	(290)	—	—	290	—
Unrealized gains on available-for-sale securities	—	—	—	470	—	—	470
Repurchase of the Company’s common shares	(20,269,450)	—	—	—	(208,293)	—	(208,293)
Share-based compensation	—	—	63,031	—	—	19,147	82,178
Foreign currency translation adjustment	—	—	—	7,229	—	510	7,739
Net loss	—	—	—	—	(223,355)	(50,556)	(273,911)
Balance at June 30, 2025	682,229,832	$—	$4,644,085	$17,137	$(315,588)	$470,272	$4,815,906

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Exercise and vesting of subsidiary share awards	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss (income)	$(273,911)	$57,490
Adjustments to reconcile net loss (income) to net cash used in operating activities:
Share-based compensation	82,178	50,191
Change in fair value of investments	19,125	(15,226)
Change in fair value of debt and liability instruments	2,329	(118,202)
Gain on sale of Telavant net assets	—	(110,387)
Accretion of discount and amortization of premium on marketable securities, net	(11,061)	—
Depreciation and amortization	1,098	4,883
Non-cash lease expense	1,943	1,581
Other	11,082	5,576
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	128	(16,334)
Accounts payable	(11,745)	(25,267)
Accrued expenses	(25,000)	(37,584)
Operating lease liabilities	(478)	(1,816)
Other	(71)	12,266
Net cash used in operating activities	(204,383)	(192,829)
Cash flows from investing activities:
Purchases of marketable securities	(1,801,681)	—
Maturities of marketable securities	720,000	—
Purchase of property and equipment	(4,035)	(965)
Net cash used in investing activities	(1,085,716)	(965)
Cash flows from financing activities:
Repayment of debt by subsidiary	—	(1,500)
Payments on principal portion of finance lease obligations	—	(329)
Proceeds from exercise of the Company’s and subsidiary stock options	30,057	2,271
Taxes paid related to net settlement of equity awards	(9,532)	(12,673)
Repurchase of common shares	(208,293)	(648,385)
Net cash used in financing activities	(187,768)	(660,616)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	815	(2,740)
Net change in cash, cash equivalents and restricted cash	(1,477,052)	(857,150)
Cash, cash equivalents and restricted cash at beginning of period	2,725,661	6,550,450
Cash, cash equivalents and restricted cash at end of period	$1,248,609	$5,693,300
Non-cash investing and financing activities:
Issuance of subsidiary shares in connection with Debt Renegotiation	$—	$11,647
Other	$44	$113

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

(B) Liquidity

Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of June 30, 2025, the Company had cash, cash equivalents, and marketable securities of approximately $4.5 billion and its accumulated deficit was $315.6 million. For the three months ended June 30, 2025 and 2024, the Company incurred net losses from continuing operations of $273.9 million and $31.6 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.

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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, for any other interim period, or for any other future year.

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

In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and the Company, solely in its capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024 and the Company determined the acquisition met the discontinued operations accounting criteria. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or June 30, 2025. Accordingly, the Company classified the results of Dermavant as discontinued operations in its condensed consolidated statements of operations for the three months ended June 30, 2024. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further information on the discontinued operations related to Dermavant, refer to Note 6, “Discontinued Operations.”

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

The Company has long-lived assets in different geographic locations. As of June 30, 2025 and March 31, 2025, a majority of the Company’s long-lived assets were located in the United States (‘‘U.S.’’).

(D) Segment Reporting

Operating segments are defined as components of an entity about which separate, discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker views the operations and manages the business in a single operating and reportable segment focused on the discovery, development and commercialization of medicines and technologies. The accounting policies of the segment are the same as those described in this Note 2, “Summary of Significant Accounting Policies.” See Note 15, “Segment Information” for further detail.

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

Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	June 30, 2025	March 31, 2025
Cash and cash equivalents	$1,238,459	$2,715,411
Restricted cash (included in “Other current assets”)	2,258	2,358
Restricted cash (included in “Other assets”)	7,892	7,892
Cash, cash equivalents and restricted cash	$1,248,609	$2,725,661

(F) Marketable Securities

The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities consist of amounts invested in U.S. Treasury securities. The Company’s marketable securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of stockholders’ equity until realized. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.

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

(H) Investments

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

The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”) and Class A units of Heracles Parent, L.L.C. (“Datavant”). The Company’s financial instruments also include liability instruments issued, including the earn-out shares liabilities issued in connection with the Company’s business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”) (as discussed in Note 12, “Earn-Out Shares”); its investments in other entities; cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities; and accounts payable.

The shares of Arbutus common stock and investments in common stock with a readily determinable fair value are classified as Level 1, and their fair value is determined based upon quoted market prices in an active market. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Marketable securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost, respectively.

(J) Share-Based Compensation

Share-based awards to employees, directors, and consultants include stock options, restricted stock units (“RSUs”), performance options, performance restricted stock units (“PSUs”) and capped value appreciation rights (“CVARs”).

The Company measures the fair value of its stock options that only have service vesting requirements or performance-based options without market conditions using the Black-Scholes option pricing model. Certain assumptions need to be made with respect to utilizing the Black-Scholes option pricing model, including the expected life of the award, volatility of the underlying shares, the risk-free interest rate and the fair value of the Company’s shares of common stock. Since the Company has limited option exercise history, it has generally elected to estimate the expected life of an award based upon the “simplified method” with the continued use of this method extended until such time the Company has sufficient exercise history. In prior fiscal years, because the Company did not have sufficient trading history to rely on the volatility of its common stock, volatility was estimated by taking the average historical price volatility for comparable publicly traded peer companies. Beginning on April 1, 2025, the Company began using a blend of its historical and implied volatility to estimate the expected share price volatility assumption. Due to changes in the Company’s capital position, the Company believes this methodology better reflects its expected future volatility. The risk-free interest rate is based on the rates paid on securities issued by the U.S. Treasury with a term approximating the expected life of the equity award. The Company accounts for pre-vesting award forfeitures when they occur. As RSL’s common shares are publicly traded, the Company determines the fair value of each common share underlying share-based awards based on the closing price of its common shares as reported by Nasdaq on the date of grant. For privately held Vants, the fair value of the shares of common stock underlying share-based awards on each grant date is estimated, given the absence of a public trading market.

(K) Foreign Currency

The Company’s functional and reporting currency is the U.S. dollar. For the Company’s subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while their revenue and expenses are translated at the average exchange rates for the reporting period. The cumulative foreign currency translation adjustments are recorded as a component of “Accumulated other comprehensive income (loss)” in the accompanying condensed consolidated statement of shareholders’ equity.

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2025, foreign currency transaction losses were $6.8 million. Foreign currency transaction losses were immaterial for the three months ended June 30, 2024.

(L) Significant Accounting Policies

There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Form 10-K for the year ended March 31, 2025.

(M) Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the guidance in the Company’s Form 10-K for the year ended March 31, 2025 and has made the required disclosures in this Form 10-Q.

(N) Recently Issued Accounting Pronouncements

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

Note 3—Cash, Cash Equivalents and Marketable Securities

Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Cash and cash equivalents
Cash	$94,787	$93,954
Money market funds	1,143,672	2,621,457
Total cash and cash equivalents	$1,238,459	$2,715,411
Marketable securities
U.S. Treasury securities, available-for-sale	$1,803,035	$—
U.S. Treasury securities, held-to-maturity	1,461,657	2,171,480
Total marketable securities	$3,264,692	$2,171,480

Total cash, cash equivalents, and marketable securities	$4,503,151	$4,886,891

The following table summarizes the unrealized positions for the Company’s marketable securities (in thousands):

	As of June 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, available-for-sale	$1,802,565	$654	$(184)	$1,803,035
U.S. Treasury securities, held-to-maturity	1,461,657	211	(603)	1,461,265
Total marketable securities	$3,264,222	$865	$(787)	$3,264,300

The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy.  As of June 30, 2025, the contractual maturities of all marketable securities were less than 12 months.

Note 4—Equity Method Investments

The Company maintains equity method investments in certain entities. As of June 30, 2025 and March 31, 2025, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.

Investment in Arbutus

The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of June 30, 2025, RSL held approximately 20% of the issued and outstanding shares of Arbutus.

At June 30, 2025 and March 31, 2025, the aggregate fair value of the Company’s investment in Arbutus was $120.0 million and $135.6 million, respectively with the Company recognizing an unrealized loss of $15.5 million and unrealized gain of $19.8 million on its investment in Arbutus in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on June 30, 2025 and March 31, 2025 of $3.09 and $3.49, respectively.

Investment in Datavant

The Company holds an investment in Class A units of Datavant. As of June 30, 2025, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of June 30, 2025 and March 31, 2025, the fair value of the Company’s investment was $163.8 million and $167.4 million, respectively with the Company recognizing unrealized losses of $3.6 million and $4.6 million on its investment in Datavant in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2025 and 2024, respectively.

The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.

Note 5—Recent Transactions and Developments

Telavant Disposition

On December 14, 2023, the Company completed the sale of its entire equity interest in its majority-owned subsidiary Telavant to Roche Holdings, Inc. (“Roche”) (the “Roche Transaction”). The Roche Transaction was made pursuant to a Stock Purchase Agreement dated October 22, 2023 among the Company, Telavant, Pfizer Inc. (“Pfizer”), and Roche (the “Stock Purchase Agreement”). Prior to the Roche Transaction, the Company held 75% of the issued and outstanding shares of common stock and preferred stock of Telavant, and Pfizer owned the remaining 25%, in each case on an as-converted basis. Refer to Note 5, “Recent Transactions and Developments” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding the Roche Transaction.

Pursuant to the Stock Purchase Agreement, the Company was due its pro rata portion of a one-time milestone payment of $150 million, following the initiation of a Phase 3 trial in ulcerative colitis. In June 2024, the one-time milestone was achieved. The milestone payment was paid to all of Telavant’s equity holders, including holders of Telavant RSUs, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. Accordingly, the Company recognized a gain on sale of Telavant net assets of $110.4 million for its pro rata portion during the three months ended June 30, 2024 in the accompanying condensed consolidated statements of operations.

Note 6—Discontinued Operations

On October 28, 2024, the Company completed the sale of its entire equity interest in its majority-owned subsidiary, Dermavant, to Organon. The Dermavant Transaction was made pursuant to the Merger Agreement between Dermavant, Organon, Merger Sub, and the Company. Pursuant to the Merger Agreement, Organon agreed to acquire Dermavant for cash consideration comprising an upfront payment, regulatory and sales milestones, and royalties. Refer to Note 6, “Discontinued Operations” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding the Dermavant Transaction.

The Company concluded that Dermavant met the discontinued operations accounting criteria in the second fiscal quarter of 2024. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or June 30, 2025. Financial results of Dermavant are presented as “Income from discontinued operations, net of tax” in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2024.

The following table presents components of discontinued operations included in “Income from discontinued operations, net of tax” (in thousands):

June 30, 2024
Product revenue, net	$18,367
License, milestone and other revenue	28,775
Revenue, net	47,142
Operating expenses:
Cost of revenues	3,765
Research and development	12,701
Selling, general and administrative	48,626
Total operating expenses	65,092
Loss from operations	(17,950)
Change in fair value of debt	(119,352)
Interest expense(1)	13,399
Other income, net	(1,782)
Income from discontinued operations before income taxes	89,785
Income tax expense	692
Income from discontinued operations, net of tax	$89,093

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$(155)
Income from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	89,940
Income from discontinued operations before income taxes	$89,785

(1) Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs.

In the accompanying condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations for the three months ended June 30, 2024 (in thousands):

June 30, 2024
Share-based compensation	$2,780
Change in fair value of debt	$(119,352)
Depreciation and amortization	$2,834

Note 7—Certain Balance Sheet Components

Accrued Expenses

Accrued expenses at June 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	June 30, 2025	March 31, 2025
Research and development expenses	$49,801	$45,813
Compensation-related expenses	26,534	53,928
Other expenses	12,393	14,553
Total accrued expenses	$88,728	$114,294

Note 8—Shareholders’ Equity

(A) At-the-Market Equity Offering Program

On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).

As of June 30, 2025, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program

The Company’s board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). This repurchase program was funded by available cash and cash equivalents on hand. In April 2024, pursuant to the share repurchase program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million. During the three months ended June 30, 2025, repurchases of 20,269,450 shares were made for an aggregate purchase price of approximately $208.3 million. The $1.5 billion common share repurchase program was completed as of June 30, 2025.

On June 24, 2025, in addition to the $1.5 billion common share repurchase program, the Company’s board of directors authorized a common share repurchase program allowing for repurchases of the Company’s common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of June 30, 2025.

Note 9—Share-Based Compensation and Other Compensation Plans

(A) RSL Equity Incentive Plans

RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At June 30, 2025, a total of 37,219,786 common shares were available for future grants under the RSL 2021 EIP.

Stock Options and Performance Stock Options

Activity for stock options and performance stock options under the RSL Equity Plans for the three months ended June 30, 2025 was as follows:

Number of Options
Options outstanding at March 31, 2025	139,412,098
Granted	1,976,147
Exercised	(5,481,656)
Forfeited/Canceled	(313,373)
Options outstanding at June 30, 2025	135,593,216
Options exercisable at June 30, 2025	113,027,137

Restricted Stock Units

Activity for RSUs under the RSL Equity Plans for the three months ended June 30, 2025 was as follows:

Number of RSUs
Non-vested balance at March 31, 2025	14,119,949
Granted	4,097,713
Vested	(1,605,772)
Forfeited	(373,237)
Non-vested balance at June 30, 2025	16,238,653

Performance Restricted Stock Units

As of June 30, 2025, 36,872,465 PSUs granted under the RSL Equity Plans remain unvested. During the three months ended June 30, 2025, no PSUs were granted or forfeited.

Capped Value Appreciation Rights

March 2020 CVAR Grants

As of June 30, 2025, 17,548,368 CVARs granted in March 2020 remain outstanding. These CVARs had met the service vesting condition as of June 30, 2025 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. Such CVARs will be earned if the hurdle price is satisfied on a hurdle measurement date, being annually on March 30, prior to the expiration date of March 31, 2026.

November 2021 CVAR Grants

Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the three months ended June 30, 2025 was as follows:

Number of CVARs
Non-vested balance at March 31, 2025	348,527
Vested	(297,795)
Forfeited	(50,732)
Non-vested balance at June 30, 2025	—

During the three months ended June 30, 2025, 297,795 common shares were issued upon their settlement.

(B) Subsidiary Equity Incentive Plans

Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary, and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, restricted stock unit awards, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $19.3 million and $14.7 million for the three months ended June 30, 2025 and 2024, respectively, related to subsidiary EIPs.

(C) Cash Bonus Program

During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”). During the three months ended June 30, 2025, the Company recognized general and administrative expense and research and development expense of $2.1 million and $0.5 million, respectively, relating to the Cash Bonus Program. During the three months ended June 30, 2024, the Company recognized general and administrative expense and research and development expense of $6.9 million and $1.8 million, respectively, relating to the Cash Bonus Program.

(D) 2024 Senior Executive Compensation Program Cash Awards

In July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). Pursuant to the 2024 Senior Executive Compensation Program, the Compensation Committee of the board of directors approved the following one-time cash retention awards in July 2024:

Executive	Title	Cash Awards (in thousands)

Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Immunovant CEO	$7,465

Mr. Gline and Dr. Venker received 75% of their respective cash retention awards as of June 30, 2025. The remaining 25% of the award will vest and become payable on or about September 19, 2025, in each case subject to the executive’s continuous service through the applicable vesting date.

The cash retention award provided to Dr. Sukhatme was paid in full as of March 31, 2025. If a Recoupment Event (as defined below) occurs on or prior to September 30, 2025, Dr. Sukhatme will be required to repay to the Company $15.0 million of the retention award. A “Recoupment Event” will be deemed to occur if (x) Dr. Sukhatme’s employment in good standing is terminated or otherwise ceases for any reason (except as provided in the following sentence) or (y) Dr. Sukhatme breaches any of his restrictive covenant obligations. In the event Dr. Sukhatme’s employment is terminated by the Company without “cause” (as defined in Dr. Sukhatme’s employment agreement) or due to death or disability, no portion of the cash retention award will be subject to repayment, provided that Dr. Sukhatme executes and does not revoke a release of claims. There was no Recoupment Event as of June 30, 2025.

As a result of the cash retention rewards, the Company recognized general and administrative expense of $3.7 million during the three months ended June 30, 2025. The remaining portion of $3.6 million as of June 30, 2025 will be recognized over the remaining service period ending September 30, 2025.

Note 10—Income Taxes

The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was (1.7)% and (60.9)%, respectively. The effective tax rate for the three months ended June 30, 2025 is driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for the three months ended June 30, 2024 is driven by the Company’s gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.

The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

On July 4, 2025, H.R. 1, 119th Cong. (2025), also referred to as the “One Big Beautiful Bill Act” (the “2025 Tax Act” or “OBBBA”) was signed into law in the U.S, which includes a broad range of tax reform provisions. ASC740, “Income Tax”, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The Company is currently evaluating the impact of the OBBBA on its consolidated financial statements.

Note 11—Commitments and Contingencies

(A) Commitments

Lease Commitments

The Company has leases, consisting primarily of real estate leases. Refer to Note 11, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding the Company’s lease commitments.

Other Commitments

The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 12, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements relating to continuing operations during the three months ended June 30, 2025. The Company has further commitments relating to other asset acquisition and license agreements that it has entered into and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

In November 2021, the Company’s subsidiary, Immunovant, entered into a Product Service Agreement (“PSA”) with Samsung Biologics Co., Ltd. (“Samsung”), pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase further batches of batoclimab in the four-year period of 2026 through 2029. As of June 30, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.1 million.

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

(C) Indemnification Agreements

The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of June 30, 2025 and March 31, 2025.

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

The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of June 30, 2025, no Earn-Out Shares have vested.

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

Note 13—Fair Value Measurements

Recurring Fair Value Measurements

The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2025 and March 31, 2025, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2025				As of March 31, 2025
	Level 1	Level 2	Level 3	Balance as of June 30, 2025	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Assets:
Money market funds	$1,143,672	$—	$—	$1,143,672	$2,621,457	$—	$—	$2,621,457
Available-for-sale marketable securities	—	1,803,035	—	1,803,035	—	—	—	—
Investment in Datavant Class A units	—	—	163,775	163,775	—	—	167,361	167,361
Investment in Arbutus common shares	120,039	—	—	120,039	135,578	—	—	135,578
Total assets at fair value	$1,263,711	$1,803,035	$163,775	$3,230,521	$2,757,035	$—	$167,361	$2,924,396
Liabilities:
Liability instruments measured at fair value(1)	—	—	12,310	12,310	—	—	9,981	9,981
Total liabilities at fair value	$—	$—	$12,310	$12,310	$—	$—	$9,981	$9,981

(1) At June 30, 2025, Level 3 includes the fair value of the Earn-Out Shares of $12.3 million. At March 31, 2025, Level 3 includes the fair value of the Earn-Out Shares of $10.0 million.

There were no transfers of assets between Level 1 and Level 2 of the fair value measurement hierarchy that occurred during the three months ended June 30, 2025.

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

The changes in fair value of the Level 3 assets during the three months ended June 30, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$147,526
Changes in fair value of investment in Datavant, included in net income	(4,586)
Balance at June 30, 2024	$142,940

Balance at March 31, 2025	$167,361
Changes in fair value of investment in Datavant, included in net loss	(3,586)
Balance at June 30, 2025	$163,775

The changes in fair value of the Level 3 liabilities during the three months ended June 30, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$25,737
Changes in fair value of liability instruments, included in net income	1,150
Balance at June 30, 2024	$26,887

Balance at March 31, 2025	$9,981
Changes in fair value of liability instruments, included in net loss	2,329
Balance at June 30, 2025	$12,310

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

	Point Estimate Used
Input	As of June 30, 2025	As of March 31, 2025
Volatility	100.0%	110.0%
Discount rate	13.0%	13.0%

Earn-Out Shares

The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 12, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of June 30, 2025	As of March 31, 2025
Volatility	36.5%	38.4%
Risk-free rate	3.90%	3.96%

As of March 31, 2025, the Company began using a blend of its historical and implied volatility, rather than exclusively relying on historical volatility, to estimate the expected volatility assumption of various equity instruments issued by the Company. Due to changes in the Company’s capital position, the Company believes this methodology better reflects its expected future volatility.

As of June 30, 2025 and March 31, 2025, the fair value of the Earn-Out Shares was $12.3 million and $10.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.

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

For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three months ended June 30, 2025 all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss from continuing operations.

As of June 30, 2025 and 2024, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net (loss) income per common share:

	June 30, 2025	June 30, 2024
Stock options and performance stock options	135,593,216	54,648,258
Restricted stock units and performance stock units (non-vested)	53,111,118	5,422,465
March 2020 CVARs(1)	17,548,368	17,548,368
November 2021 CVARs (non-vested)	—	200,722
Restricted common stock (non-vested)	—	255,911
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Other stock based awards and instruments issued	4,485,265	3,924,305
(1) Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” for details regarding settlement of CVARs.

Note 15—Segment Information

The Company is operated and managed as a single operating and reportable segment which focuses on the discovery, development and commercialization of medicines and technologies. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer.

The CODM assesses performance for the Company based on net (loss) income, which is reported on the condensed consolidated statements of operations and comprehensive (loss) income as net (loss) income. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

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

The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended June 30,
	2025	2024
Revenue	$2,170	$7,990
Less:
Cost of revenues	154	213
Program-specific research and development expenses:
Anti-FcRn franchise—neurological diseases	20,937	18,479
Anti-FcRn franchise—endocrine diseases	19,329	15,913
Anti-FcRn franchise—rheumatology diseases	8,209	—
Anti-FcRn franchise—dermatology diseases	5,145	—
Anti-FcRn franchise—other clinical and nonclinical	2,392	6,401
Brepocitinib	15,020	10,594
Mosliciguat	8,385	2,980
Other development and discovery programs	10,236	15,515
Research and development share-based compensation	11,099	10,532
Research and development personnel-related expenses	42,530	31,545
Other research and development expenses	9,637	8,548
General and administrative share-based compensation	71,079	36,841
General and administrative personnel-related expenses	30,110	29,697
Other general and administrative expenses	32,830	33,354
Gain on sale of Telavant net assets	—	(110,387)
Change in fair value of investments	19,125	(15,226)
Change in fair value of liability instruments	2,329	1,150
Interest income	(48,322)	(72,127)
Other expense, net	11,208	3,608
Income tax expense	4,649	11,963
Income from discontinued operations, net of tax	—	(89,093)
Net (loss) income	$(273,911)	$57,490

Note 16—Subsequent Events

In July 2025, the board of directors appointed Frank Torti as an executive officer of the Company and as President and Vant Chair at the Company’s wholly-owned subsidiary, Roivant Sciences, Inc. (“RSI”). In connection with this appointment, the Compensation Committee approved a compensation package for Dr. Torti consisting of (i) a one-time cash retention award, (ii) PSUs with both performance- and time-vesting components and (iii) time-vesting RSUs. The Company is evaluating the accounting impact of these awards and will include relevant disclosures in its Form 10-Q for the three months ending September 30, 2025.

A summary of the awards approved is as follows:

Executive	Title	Performance Restricted Stock Units (at max) (#)	Restricted Stock Units (#)	Cash Awards ($ in thousands)
Frank Torti	RSI President and Vant Chair	11,900,000	1,836,547	$7,500

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2025, included in our Annual Report on Form 10-K, filed with the SEC on May 29, 2025 (the “Form 10-K”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Forward-Looking Statements” and “Risk Factors” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.

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

The following table summarizes selected product candidates from our pipeline:

Product Candidate	Indication	Vant	Modality	Phase
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 2
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Sjögren’s Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Cutaneous Lupus Erythematosus	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2

Note: All product candidates in our current pipeline are investigational and subject to health authority approval. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.

* Indicates registrational or potentially registrational trials.

Vant Ownership

The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of June 30, 2025, as well as our ownership interest in potential future milestones and royalties related to the Dermavant Transaction (see footnote 4 below).

	Roivant Ownership
Vant / Milestones & Royalties	Basic[1]		Fully Diluted[2]
Priovant	74%		65%
Immunovant	57%[3]		51%[3]
Pulmovant	99%		92%
Genevant	83%		64%
Covant	97%		90%
Psivant	36%		33%
Arbutus	20%[3]		19%[3]
Lokavant	57%		51%
VantAI	60%		49%
Datavant	†		†
VTAMA Milestones & Royalties[4]	86%	[4]	81%[4]

1.	Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.

2.
Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs, options and warrants, in each case whether vested or unvested.

3.	Denotes entities that are publicly traded.

4.
Amounts shown as of the closing of the Dermavant Transaction on October 28, 2024. At closing of the Dermavant Transaction, we received cash consideration of $183.6 million. In January 2025, we received an additional cash payment of $75.0 million upon FDA approval of VTAMA for the treatment of atopic dermatitis (the “AD Approval Milestone”). In addition to the foregoing, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. Roivant’s ownership interest in these potential future milestones and royalties consists of (i) 100% of the first $270 million in upfront, milestone and royalty payments (inclusive of the upfront payment made at closing and the AD Approval Milestone) and (ii) between 86% and 81% of subsequent milestone and royalty payments. For more information on the Dermavant Transaction, please refer to Note 6, “Discontinued Operations” to Roivant’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

†
As of June 30, 2025, the Company’s minority equity interest in Datavant represented approximately 9% of the outstanding Class A units. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion features. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted. For more information on Roivant’s ownership interest in Datavant, please refer to Note 4, “Equity Method Investments” to Roivant’s unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

Upcoming Catalysts

In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth in the table below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Summary judgement phase in U.S. Moderna case	Ongoing
Batoclimab	Immunovant	Additional data in Graves’ disease including 6-month remission data	September 2025
Brepocitinib	Priovant	Topline data from Phase 3 trial in dermatomyositis	2H 2025
Batoclimab	Immunovant	Topline data from Phase 3 trials in thyroid eye disease	2H 2025
LNP platform	Genevant	Markman hearing decision in Pfizer/BioNTech case	2025*
LNP platform	Genevant	Jury trial in U.S. Moderna case	1Q 2026
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 2 trial in cutaneous sarcoidosis	2H 2026
IMVT-1402	Immunovant	Initial results from open label period 1 of potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2026
IMVT-1402	Immunovant	Topline data from Phase 2 trial in cutaneous lupus erythematosus	2026
Brepocitinib	Priovant	Topline data from Phase 3 trials in non-infectious uveitis	1H 2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trials in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Sjögren’s disease	2028
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028

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

Recent Developments

•
Priovant: Phase 3 VALOR study for brepocitinib evaluating its use in patients with DM remains on track for topline data readout in the second half of calendar year 2025, with last patient last visit completed in July. Roivant and Priovant hosted an investor event on brepocitinib in June and shared details about the ongoing VALOR DM study, including pooled/blinded baseline data, clinical endpoints details and successful steroid tapering data. Phase 3 trial for brepocitinib in non-infectious uveitis (NIU) is actively enrolling and on track for topline readout in the first half of calendar year 2027. Proof-of-concept trial for brepocitinib in cutaneous sarcoidosis (CS) is actively enrolling and on track for topline readout in the second half of calendar year 2026.

•
Immunovant: In June 2025, Immunovant initiated a second potentially registrational trial evaluating IMVT-1402 in GD and a potentially registrational trial evaluating IMVT-1402 in SjD. All clinical development timelines remain on track for IMVT-1402 across six announced indications, including potentially registrational trials in Graves’ disease (GD), difficult-to-treat rheumatoid arthritis (D2T RA), myasthenia gravis (MG), chronic inflammatory demyelinating polyneuropathy (CIDP) and Sjögren’s disease (SjD), and a proof-of-concept trial in cutaneous lupus erythematosus (CLE).

•
Roivant: Roivant reported consolidated cash, cash equivalents, restricted cash and marketable securities of $4.5 billion at June 30, 2025, supporting cash runway into profitability. Roivant completed its $1.5 billion share repurchase program, including $208 million in repurchases this quarter, reducing outstanding shares by over 15% from March 31, 2024. A new $500 million share repurchase program was approved by the board of directors in June 2025.

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

•	Unallocated internal costs, including:
o	employee-related expenses, such as salaries, share-based compensation and benefits, for research and development personnel; and
o	other research and development related expenses that are not allocated to a specific program.

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

We expect G&A expenses to increase in future periods to support our potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). The long-term equity incentive awards granted pursuant to this program will result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our financial statements for further details.

Gain on sale of Telavant net assets

Gain on sale of Telavant net assets reflects a gain resulting from the achievement of a one-time milestone in June 2024 at Telavant Holdings, Inc. (“Telavant”) for our pro rata portion of the consideration. Refer to Note 5, “Recent Transactions and Developments” for further information.

Change in fair value of investments

Change in fair value of investments includes the unrealized losses on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.

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

Income from discontinued operations, net of tax

Income from discontinued operations, net of tax consists of the financial results of Dermavant Sciences Ltd. (“Dermavant”) during the three months ended June 30, 2024. In September 2024, Dermavant entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Net loss attributable to noncontrolling interests

Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations

Comparison of the three months ended June 30, 2025 and 2024

The following table sets forth our results of operations for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$2,170	$7,990	$(5,820)
Operating expenses:
Cost of revenues	154	213	(59)
Research and development	152,919	120,507	32,412
General and administrative	134,019	99,892	34,127
Total operating expenses	287,092	220,612	66,480
Gain on sale of Telavant net assets	—	110,387	(110,387)
Loss from operations	(284,922)	(102,235)	(182,687)
Change in fair value of investments	19,125	(15,226)	34,351
Change in fair value of liability instruments	2,329	1,150	1,179
Interest income	(48,322)	(72,127)	23,805
Other expense, net	11,208	3,608	7,600
Loss from continuing operations before income taxes	(269,262)	(19,640)	(249,622)
Income tax expense	4,649	11,963	(7,314)
Loss from continuing operations, net of tax	(273,911)	(31,603)	(242,308)
Income from discontinued operations, net of tax	—	89,093	(89,093)
Net (loss) income	(273,911)	57,490	(331,401)
Net loss attributable to noncontrolling interests	(50,556)	(37,807)	(12,749)
Net (loss) income attributable to Roivant Sciences Ltd.	$(223,355)	$95,297	$(318,652)

Variance analysis for three months ended June 30, 2025 and 2024

Revenue

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Revenue	$2,170	$7,990	$(5,820)

Revenue decreased by $5.8 million to $2.2 million for the three months ended June 30, 2025, compared to $8.0 million for the three months ended June 30, 2024. During both the three months ended June 30, 2025 and 2024, revenue was primarily driven by amounts earned in connection with license agreements at Genevant.

Research and development expenses

For the three months ended June 30, 2025 and 2024, our research and development expenses consisted of the following:

	Three Months Ended June 30,
	2025	2024(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$20,937	$18,479	$2,458
Anti-FcRn franchise—endocrine diseases	19,329	15,913	3,416
Anti-FcRn franchise—rheumatology diseases	8,209	—	8,209
Anti-FcRn franchise—dermatology diseases	5,145	—	5,145
Anti-FcRn franchise—other clinical and nonclinical	2,392	6,401	(4,009)
Brepocitinib	15,020	10,594	4,426
Mosliciguat	8,385	2,980	5,405
Other development and discovery programs (2)	10,236	15,515	(5,279)
Total program-specific costs	89,653	69,882	19,771
Unallocated internal costs:
Share-based compensation	11,099	10,532	567
Personnel-related expenses	42,530	31,545	10,985
Other expenses	9,637	8,548	1,089
Total research and development expenses	$152,919	$120,507	$32,412
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) For the three months ended June 30, 2025, terminated program expenses consisted of $1.0 million for Namilumab. For the three months ended June 30, 2024, terminated program expenses consisted of $4.4 million for Namilumab and $1.7 million for RVT-2001.

Research and development expenses increased by $32.4 million to $152.9 million for the three months ended June 30, 2025, compared to $120.5 million for the three months ended June 30, 2024. This increase was primarily driven by increases in program-specific costs of $19.8 million and personnel-related expenses of $11.0 million.

The increase of $19.8 million in program-specific costs was primarily driven by increases of $15.2 million related to the anti-FcRn franchise, reflecting the progression of our programs, $5.4 million related to mosliciguat, and $4.4 million related to brepocitinib.

The majority of unallocated share-based compensation and personnel-related expenses were related to the anti-FcRn franchise activities at Immunovant. The increase of $11.0 million in personnel-related expenses was primarily driven by higher headcount to support additional clinical studies for the anti-FcRn franchise.

General and administrative expenses

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
General and administrative	$134,019	$99,892	$34,127

General and administrative expenses increased by $34.1 million to $134.0 million for the three months ended June 30, 2025, compared to $99.9 million for the three months ended June 30, 2024. This increase was due to an increase in share-based compensation expense of $34.2 million, largely as a result of long-term equity incentive awards from the 2024 Senior Executive Compensation Program. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information.

A summary of general and administrative expense relating to the special one-time cash retention bonus award to its employees awarded during the year ended March 31, 2024 (the “Cash Bonus Program”) and 2024 Senior Executive Compensation Program is as follows:

	Three Months Ended June 30,		Remaining Expense as of
	2025	2024	June 30, 2025
	(in thousands)
Cash Bonus Program	$2,111	$6,924	$2,399
2024 Senior Executive Compensation Program:
Cash awards	3,660	—	3,659
Performance restricted stock units	30,157	—	165,866
Restricted stock units	2,307	—	43,073
Stock options	174	—	2,119
Total	$38,409	$6,924	$217,116

Gain on sale of Telavant net assets

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Gain on sale of Telavant net assets	$—	$110,387	$(110,387)

Gain on sale of Telavant net assets was approximately $110.4 million for the three months ended June 30, 2024 and resulted from the achievement of a one-time milestone in June 2024. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information.

Change in fair value of investments

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Change in fair value of investments	$19,125	$(15,226)	$34,351

Change in fair value of investments was an unrealized loss of $19.1 million and an unrealized gain $15.2 million for the three months ended June 30, 2025 and 2024, respectively. The change of $34.4 million was primarily driven by changes in the public share prices of our equity investments, including Arbutus, as well as the change in the fair value of our investment in Datavant.

Interest income

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Interest income	$(48,322)	$(72,127)	$23,805

Interest income decreased by $23.8 million to $48.3 million for the three months ended June 30, 2025, compared to $72.1 million for the three months ended June 30, 2024. The decrease is primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts and lower interest rates.

Income tax expense

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Income tax expense	$4,649	$11,963	$(7,314)

Income tax expense decreased by $7.3 million to $4.6 million for the three months ended June 30, 2025, compared to $12.0 million for the three months ended June 30, 2024. The decrease is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods.

Income from discontinued operations, net of tax

	Three Months Ended June 30,
	2025	2024	Change
	(in thousands)
Income from discontinued operations, net of tax	$—	$89,093	$(89,093)

Income from discontinued operations, net of tax was $89.1 million for the three months ended June 30, 2024 and represents the financial results of Dermavant during this period. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.

Liquidity and Capital Resources

For the three months ended June 30, 2025 and 2024, we incurred net losses from continuing operations of $273.9 million and $31.6 million, respectively. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion and our accumulated deficit was $315.6 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.

Our short-term and long-term liquidity requirements as of June 30, 2025 included:

•	obligations under our leases (refer to Note 11, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding our lease commitments); and

•
certain commitments to Samsung Biologics Co., Ltd. (“Samsung”) pursuant to a Product Service Agreement (“PSA”) entered into between Immunovant and Samsung pursuant to which Samsung will manufacture and supply Immunovant with batoclimab drug substance for commercial sale, if approved, and perform other manufacturing-related services with respect to batoclimab. Upon execution of the PSA, Immunovant committed to purchase process performance qualification batches of batoclimab and pre-approval inspection batches of batoclimab which may be used for regulatory submissions and, pending regulatory approval, commercial sale. In addition, Immunovant has a minimum obligation to purchase additional  batches of batoclimab in the four-year period of 2026 through 2029. As of June 30, 2025, the remaining minimum purchase commitment related to this agreement was estimated to be approximately $43.1 million.

The above purchase commitments do not represent all of our anticipated purchases, but instead represent only the contractually obligated minimum purchases or firm commitments of non-cancelable minimum amounts.

Additionally, we have certain payment obligations under various asset acquisition and license agreements. Under these agreements we are required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the amount, timing and likelihood of such payments are not known. We will also be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. We expect to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.

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

Our board of directors authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). This repurchase program was funded by available cash and cash equivalents on hand. In April 2024, pursuant to the share repurchase program, we entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the fiscal year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million. During the three months ended June 30, 2025, repurchase of 20,269,450 shares were made for an aggregate purchase price of approximately $208.3 million. This $1.5 billion common share repurchase program was completed as of June 30, 2025.

On June 24, 2025, in addition to the $1.5 billion common share repurchase program, the Company’s board of directors authorized a common share repurchase program allowing for repurchases of the Company’s common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of June 30, 2025.

Funding Requirements

We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the discovery efforts, preclinical activities, clinical trials and potential commercialization of our product candidates. Our operating results, including our net losses, may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our commercialization efforts. We anticipate our expenses will increase substantially as we:

•	fund preclinical studies and clinical trials for our product candidates, which we are pursuing or may choose to pursue in the future;
•	fund the manufacturing of drug substance and drug product of our product candidates in development;
•	seek to identify, acquire, develop and commercialize additional product candidates;
•	invest in activities related to the discovery of novel drugs and advancement of our internal programs;
•	integrate acquired product candidates or technologies into a comprehensive regulatory and product development strategy;
•	maintain, expand and protect our intellectual property portfolio;
•	hire scientific, clinical, quality control and administrative personnel;
•	add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•	achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;
•	seek regulatory approvals for any product candidates that successfully complete clinical trials;
•	build out our sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•	operate as a public company.

While we do not have a need for additional capital to continue our operations as a result of our current liquidity position, we may in the future require additional capital to fund our operations, pursue business opportunities or strategic transactions or respond to challenges, competition or unforeseen circumstances. In that case, until such time, if ever, that we can generate substantial revenues, we may finance future cash needs through a combination of equity offerings, debt financings, strategic alliances and license and development agreements or other collaborations at Roivant and the Vants. To the extent that we raise additional capital by issuing equity securities at Roivant or the Vants, our existing shareholders’ ownership, or our ownership in the Vants, may experience substantial dilution, and the terms of these securities may include liquidation or other preferences that could harm the rights of our shareholders. Additionally, any agreements for future debt or preferred equity financings, if available, may involve covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations or strategic alliances or through marketing, distribution or licensing arrangements with third parties, we may have to relinquish valuable rights to our product candidates, future revenue streams, research programs or technologies or grant licenses on terms that may not be favorable to us. The foregoing restrictions associated with potential sources of additional capital may make it more difficult for us to raise additional capital, if needed, or to pursue business opportunities, including potential acquisitions.

While we do not have a near-term need for additional capital as a result of our current liquidity position, we may in the future require additional capital, and if adequate funds are not available to us, in that case, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs, or be unable to expand operations or otherwise capitalize on business opportunities, which could materially affect our business, prospects, financial condition and results of operations.

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities, as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to return capital to shareholders though share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We face risks associated with acquisitions, divestitures and other strategic transactions.” for more information.

Cash Flows

The following table sets forth a summary of our cash flows for the three months ended June 30, 2025 and 2024:

	Three Months Ended June 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(204,383)	$(192,829)
Net cash used in investing activities	$(1,085,716)	$(965)
Net cash used in financing activities	$(187,768)	$(660,616)

Operating Activities

Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.

For the three months ended June 30, 2025, cash used in operating activities increased by $11.6 million to $204.4 million compared to $192.8 million for the three months ended June 30, 2024, largely reflecting greater cash requirements to advance our research and development programs during the three months ended June 30, 2025.

Investing Activities

For the three months ended June 30, 2025 and 2024, cash used in investing activities increased by $1,084.8 million to $1,085.7 million for the three months ended June 30, 2025 from $1.0 million for the three months ended June 30, 2024, primarily related to purchases of marketable securities, partially offset by maturities during the three months ended June 30, 2025.

Financing Activities

For the three months ended June 30, 2025 and 2024, cash used in financing activities decreased by $472.8 million to $187.8 million for the three months ended June 30, 2025 from $660.6 million for the three months ended June 30, 2024, primarily related to a decrease of $440.1 million in the repurchase of our common shares.

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

There have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2025 in our Form 10-K.

Recently Adopted Accounting Pronouncements

In November 2023, the FASB issued 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures” which updates reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. The Company adopted the guidance in the Company’s Form 10-K for the fiscal year ended March 31, 2025 and has made the required disclosures in Note 15, “Segment Information” in our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report for disclosure of the information required under ASU 2023-07.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business, primarily related to interest rate and foreign currency sensitivities and equity price risk.

Interest Rate Sensitivity

As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.

Foreign Currency Sensitivity

Our employees and our operations are currently primarily located in the U.S., and our expenses are generally denominated in U.S. dollars. We therefore are not currently exposed to significant market risk related to changes in foreign currency exchange rates. However, we are exposed to fluctuations in foreign currency exchange rate risk as a result of entering into transactions denominated in currencies other than U.S. dollars as we have contracted with and may continue to contract with foreign vendors and counterparties. A hypothetical 10% change in exchange rates during any of the periods presented would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.

Equity Price Risk

As of June 30, 2025, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 10% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of June 30, 2025 by approximately $28.4 million.

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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2025 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting.

There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Immunovant relies on the HanAll Agreement to provide the rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect Immunovant’s development and commercialization of IMVT-1402 and batoclimab.

Our subsidiary Immunovant holds the intellectual property rights to IMVT-1402 and batoclimab under a license agreement with HanAll Biopharma Co., Ltd. (“HanAll”) (the “HanAll Agreement”). The HanAll Agreement imposes a variety of obligations on Immunovant, including those relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If Immunovant materially breaches any of its obligations under the HanAll Agreement and is unable to cure that breach within the time frame specified under the HanAll Agreement, Immunovant may be required to pay damages to HanAll and HanAll may have the right to terminate the HanAll Agreement, which would result in Immunovant being unable to develop or manufacture its products.

Biotechnology and pharmaceutical license agreements are complex and certain provisions in the HanAll Agreement may be susceptible to multiple interpretations. The resolution of any contract interpretation or disagreement that may arise could affect the scope of Immunovant’s rights, or affect financial or other obligations, under the HanAll Agreement, either of which could harm our business, financial condition, results of operations and prospects.

Immunovant expects to report topline data from Phase 3 trials of batoclimab in thyroid eye disease in the second half of calendar year 2025. As previously disclosed, Immunovant will make a final decision about the future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll. HanAll has a variety of interests in the licensed products under the HanAll Agreement and outside of Immunovant’s licensed territories, and may, as a result of those interests, disagree with, or initiate a dispute with respect to, Immunovant’s development or commercialization plans for batoclimab. While the HanAll Agreement gives Immunovant final control over development and regulatory decisions relating to batoclimab in our licensed territories, to the extent HanAll disagrees with future development plans for batoclimab, they could initiate a dispute for alleged breach of the HanAll Agreement and the dispute may result in arbitration or litigation. While HanAll can assert breach at any time, we do not believe there is any basis for such a claim, and would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert management’s attention from core business functions and may result in unfavorable results that materially impact Immunovant’s business.

We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.

Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates in the near term. As a result, we cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion and our accumulated deficit was approximately $315.7 million.

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

Our Vants also have equity incentive plans, which can result in the dilution of our ownership interest in the Vant as the awards issued under those plans vest and are exercised. The vesting and exercise of incentive equity awards at the Vants, as well as future capital needs at the Vants – which may be financed through senior debt or equity securities or common equity – may further dilute or subordinate our ownership and economic interests in the Vants or reduce our operational control of the Vants. In addition, recipients of Vant equity awards may have economic alignment with a Vant that incentivizes them to act in ways that prioritize the success of a Vant over the success of the Company as a whole, which could adversely impact our consolidated business, financial condition, results of operations or prospects. For more information on our ownership of our Vants, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Overview.”

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

We have in the past engaged in acquisitions, divestitures and other strategic transactions, and we may in the future pursue similar opportunities. For example, in October 2024 we completed the Dermavant Transaction, the consideration for which consisted of an upfront payment of $183.6 million and the AD Approval Milestone Payment of $75 million upon FDA approval of VTAMA for the treatment of atopic dermatitis. We received the AD Approval Milestone in January 2025. In addition, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. There can be no assurance that we will receive any of the future milestone or royalty payments owed in connection with the Dermavant Transaction, or that the proceeds from the Dermavant Transaction will exceed the profits that we could have generated if we had continued to own and operate Dermavant as one of our Vants. For more information on the Dermavant Transaction, please refer to Note 6, “Discontinued Operations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.

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

As of June 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or the in-licensing of intellectual property, products, product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and even if such a transaction is identified, may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general macroeconomic and market trends and conditions, including volatility in the capital markets, and the other risks described herein.

As previously disclosed, in June 2025, our board of directors authorized a new common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $500 million (excluding fees and expenses) (the “2025 Repurchase Authorization”). The 2025 Repurchase Authorization is in addition to the previously disclosed common share repurchase program allowing for repurchase of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses), which was fully exhausted as of June 30, 2025. For the three months ended June 30, 2025, we repurchased 20.0 million common shares for an aggregate repurchase price of $205.2 million (based on the repurchase date).

The timing and total amount of any repurchases under the 2025 Repurchase Authorization, or any future repurchase authorization from our board of directors, will depend on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities, as well as the discretion of our board of directors, or its delegees, that any such activity would be in the best interests of our shareholders and in compliance with all applicable laws and our contractual obligations. In the event that we decide to pursue further repurchases of common shares, we may be limited in our ability to repurchase our common shares by various governmental laws, rules and regulations which prevent us from purchasing our common shares during periods when we are in possession of material non-public information. We may also use our discretion to repurchase common shares from certain shareholders without offering the opportunity to all shareholders to have their common shares repurchased at that time and price. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.

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

While we do not have a need for additional capital under our current operating plans as a result of our current liquidity position, we may in the future require additional capital to fund our operations. In that case, if we fail to obtain necessary financing when needed, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates following regulatory approval and continue to pursue our drug discovery efforts.

Acquiring or in-licensing, discovering, developing, commercializing and marketing biopharmaceutical product candidates is expensive and time consuming, and we expect to continue to spend substantial amounts to fund our clinical development and other research and development activities, and to commercialize our product candidates following regulatory approvals. While we do not have a near-term need for additional capital under our current operating plan as a result of our current liquidity position, we may in the future require additional capital to pursue these activities. We are also responsible for payments to third parties under our license and acquisition agreements, including milestone and royalty payments. Because of the inherent uncertainties in these activities – including the outcome of preclinical and clinical trials and the regulatory approval process – we cannot reasonably estimate the actual amounts necessary to successfully complete the development, regulatory approval process and commercialization of our product candidates. Our estimate as to how long we expect our existing cash, cash equivalents and marketable securities to be available to fund our operations is based on assumptions that may be proven inaccurate, and we could exhaust our available capital resources sooner than we currently expect.

If adequate funds are not available to us in the future when we need it, we may be required to forego potential in-licensing or acquisition opportunities, delay, limit or terminate one or more development or discovery programs or be unable to expand operations or otherwise capitalize on business opportunities, which could materially affect our business, prospects, financial condition and results of operations.

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

We and certain of our Vants currently engage and expect to continue to engage in contract manufacturing, conduct clinical trials, and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of contracted manufacturers in Asia to produce adequate quantities to meet our or the Vants’ needs could impair our or the Vants’ ability to operate on a day-to-day basis and to continue development of certain product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. For example, starting in February 2025 the U.S. imposed additional tariffs on Chinese imports, and China has responded with tariffs on U.S. products. We or certain of our Vants also conduct certain laboratory research and expect to have clinical trial sites in Asia. We are exposed to the possibility of product supply disruption, clinical trial delays and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.

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

We, the FDA or other regulatory authorities may suspend our clinical trials in an entire country at any time, or an IRB/EC may suspend our clinical trial sites within any country, if it appears that we or our collaborators, or the principal investigator, are failing to conduct a trial in accordance with the protocol, applicable regulatory requirements, including Good Clinical Practice (“GCP”) regulations, that we are exposing participants to unacceptable health risks, or if the FDA or other regulatory authority finds deficiencies in our IND or equivalent applications for other countries or in the manner in which clinical trials are conducted. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA, the competent authorities of the E.U. Member States and the U.K. or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a clinical benefit from using a product candidate, changes in governmental regulations or administrative actions, developments on trials conducted by us or our competitors for related technology that raises regulatory concerns about risk to patients of the technology broadly, or lack of adequate funding to continue the clinical trial. Therefore, we cannot predict with any certainty the schedule for commencement and completion of future clinical trials.

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

Changes to the leadership at the FDA and other federal agencies under the Trump administration, as well as executive orders and other executive actions, such as a freeze on hiring, the implementation of new regulations and certain external communications, may impact our clinical development and timelines. In particular, ongoing efforts by the Trump Administration to reduce the size of the FDA and other branches of the Department of Health and Human Services (“HHS”), including through reductions in staff, may further increase the unpredictability in approval timelines for our product candidates. For example, on February 11, 2025, President Trump issued an executive order on workforce optimization, seeking to reduce the size of the federal workforce through large-scale reductions in force and by placing limitations on the number of new employee hires. Pursuant to this executive order, on March 27, 2025, HHS announced that it was initiating a restructuring of the department, including reducing the FDA’s workforce by approximately 3,500 full-time employees, which began on April 1, 2025. On July 8, 2025, the U.S. Supreme Court granted an application for a stay pertaining to an injunction entered by the U.S. District Court for the Northern District of California regarding the HHS reduction in staff, and on July 14, 2025, HHS emailed certain employees to notify them of their separation from HHS effective the same day. The termination of these employees has been preceded and accompanied by the resignation of senior leaders within the FDA, resulting in the loss of institutional knowledge and experience. Although the full impact of these events remains unclear, we expect there will be an adverse effect on the FDA’s ability to efficiently carry out its functions, including conducting inspections and timely reviewing drug and biologic product applications, and a potential impact on how it interprets and enforces its authorities.

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

Any product candidate for which we obtain marketing approval will be subject to extensive and ongoing regulatory requirements, including for manufacturing processes, post-approval clinical data, labeling, packaging, distribution, continuous supply, adverse event reporting, storage, recordkeeping, traceability, conduct of potential post-marketing studies and post-marketing submission requirements, export, import, advertising and promotional activities for such product, among other things, will be subject to extensive and ongoing requirements of and review by the FDA and other regulatory authorities.

While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA and other foreign competent authorities strictly regulate manufacturers’ promotion of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties and enforcement actions. The same rules on off-label promotion apply in the E.U. and the U.K. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which could materially adversely affect our business and financial condition.

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

Quality management plays an essential role in the manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. We seek to maintain a robust quality management program which includes the following broad pillars of quality:

•
monitoring and assuring regulatory compliance for clinical trials, manufacturing and testing of good applicable practice (“GxP”) (e.g., GCP, Good Laboratory Practices  (“GLP”) and Good Manufacturing Practices (“GMP”) regulated) products;

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

The FDA also recently announced the Commissioner’s National Priority Voucher and pilot program, designed to accelerate the development and review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans.  Specific priorities include addressing a U.S. public health crisis, addressing a large unmet need and increasing affordability, among others. The pilot program is limited in scope: the FDA intends to select no more than five companies during the initial pilot year.  Companies selected for the program will be issued a voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time.

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

In April 2023, as part of the E.U. Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the E.U. pharmaceutical legislation (which will not apply in the U.K.). If adopted by the European Parliament and the Council, the new legislation is likely to significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The adoption of the new legislation is not expected before the end of 2025 at the earliest and it is expected to start to apply in 2027 or 2028.

In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union in January 2020. A transition period began in February 2020, during which E.U. pharmaceutical law remained applicable in the United Kingdom. However, this ended in December 2020. In December 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement which includes an agreement on free trade between the two parties, although provides minimal provisions on medicinal products. Since that time, Great Britain operated a separate regulatory regime for medicinal products, although Northern Ireland continued to follow E.U. law. Further, in March 2023, an agreement was reached by the U.K. and E.U. (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which has applied from January 2025. This seeks to simplify the supply of medicines between Great Britain and Northern Ireland and means E.U. legislation does not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from E.U. Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from E.U. legislation. This continues to impact regulatory requirements for medicinal products and devices in the United Kingdom. The MHRA has published detailed guidance for industry and organizations on the position in the United Kingdom, and continues to update this as the United Kingdom’s regulatory position on medicinal products and medical devices evolves. There are also a number of ongoing consultations on the future legislation in the U.K., in particular in relation to the clinical trials and medical devices frameworks in the U.K.

Following Brexit, a separate process for orphan drug designation applies to the U.K. There is no pre-marketing authorization orphan designation step required (as there is in the EEA), and the application for orphan designation will be reviewed by the MHRA at the time of the marketing authorization application. The criteria are the same as in the EEA, save that they apply to the U.K. only (e.g., there must be no satisfactory method of diagnosis, prevention or treatment of the condition concerned in the U.K.). Following the application of the Windsor Agreement on January 1, 2025, authorization of orphan products by the MHRA covers the whole of the U.K.

If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission or MHRA can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA or the MHRA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA and U.K., a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Moreover, our orphan exclusivity and “normal” data and market exclusivities may be modulated or shortened if we submit an application for marketing authorization for an orphan medicinal product after the start of application of the new E.U. pharmaceutical legislation, as discussed above.

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

Our current and future relationships with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations, customers, and others are subject to applicable healthcare regulatory laws, which could expose us to penalties and other risks.

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

•
U.S. federal drug price reporting and government contracting statutes and regulations, the violation of which can lead to civil penalties, debarment and enforcement under the federal False Claims Act, and certain local and state laws that require disclosures to state agencies or boards and commercial purchasers, for example, with respect to certain price increases, some of which contain ambiguous requirements that government officials have not yet clarified; and

•
E.U. and foreign national laws prohibiting promotion of prescription-only medicinal products to individuals other than healthcare professionals, governing strictly all aspects of interactions with healthcare professionals and healthcare organizations, including prior notification, review and approval of agreements with healthcare professionals, and requiring public disclosure of transfers of value made to a broad range of stakeholders, including healthcare professionals, healthcare organizations, medical students, physicians associations, patient organizations and editors of specialized press.

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

Additionally, the Trump Administration may pursue new or different drug pricing, trade and tariff, social and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, within his initial days in office, President Trump issued an executive order repealing former President Biden’s executive order 14087, which directed the Centers for Medicare and Medicaid Services (“CMS”) Center for Medicare and Medicaid Innovation to test new payment models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. In addition, the Trump Administration published an executive order 14273 titled “Lowering Drug Prices by Once Again Putting Americans First.” Generally, this executive order instructs HHS to recommend ways to lower drug prices. The Trump Administration also renewed the idea of international referencing pricing through the May 2025 executive order 14297 titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” Among other things, this executive order directs the Secretary of HHS to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also states that the Administration will take additional aggressive action should manufacturers fail to offer American consumers the most-favored-nation lowest price. It is not clear if and how these executive orders will impact our business. It also is possible that specific related, subsequent actions and/or proposals are forthcoming. Additionally, President Trump also took executive action to end diversity, equity and inclusion initiatives among public-sector contractors and grantees. Moreover, the Trump Administration is prioritizing efforts to restructure HHS, including substantial reductions in workforce. It is not clear how this restructuring of HHS will impact our business. Finally, the Trump Administration has imposed broad tariffs on foreign imports, which in many cases has caused other nations to levy reciprocal tariffs on goods manufactured in the United States. It also is possible that specific tariffs on pharmaceuticals are forthcoming. These measures could impact our costs for raw materials and manufacturing as well as the market for our future products. Some of these policy changes may be subject to litigation, increasing the uncertainty of their effects on our business.

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

On December 31, 2020, CMS enacted a final rule that, among other things, expanded the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On September 26, 2024, CMS published a Medicaid Drug Rebate Program final rule, which, among other things, amends the definitions of a “covered outpatient drug,” adds regulations and penalties for drug product misclassifications, including failure to report pricing and product information in a timely manner, and limits the period for manufacturers to initiate disputes concerning state-invoiced utilization data. These changes have generally taken effect since November 2024 and could significantly increase manufacturer rebate liability, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny. On July 14, 2025, CMS issued a Medicare Physician Fee Schedule proposed rule, which if finalized, would, among other things, restrict whether certain fees should be considered bona fide service fees, increase bona fide service fee documentation requirements, define “bundled arrangement,” require “unbundling” of both contingent and non-contingent discounts and include sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes, if finalized, could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.

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

Additionally, there have been a number of legislative and regulatory proposals to change the healthcare system in the U.S. and in some other jurisdictions that could affect our ability to profitably sell any product candidate following regulatory approval. These legislative and regulatory changes may negatively impact the reimbursement for any product candidate following regulatory approval. For example, a budget resolution passed the U.S. House of Representatives in February 2025 to reduce the federal deficit by at least $880 billion over 10 years and the majority of these cuts are expected to impact Medicaid and CHIP if enacted into law. These cuts could involve reducing the scope of coverage under Medicaid and CHIP, including as it relates to prescription drug benefits. There can be no assurance that our product candidates will be considered medically reasonable and necessary, that they will be considered cost-effective by third-party payors, that coverage or an adequate level of reimbursement will be available, or that reimbursement policies and practices in the U.S. and in other countries where our product candidates are approved and sold will not harm our ability to profitably sell our product candidates following regulatory approval. Separately, President Trump signed into law the One Big Beautiful Bill Act on July 4, 2025, which is expected to impact Medicaid and other government entitlement programs.  In addition, other changes and proposals enacted by and under consideration by state and local governments to Medicaid and other government assistance and entitlement programs also may impact our business.

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

We and our CROs are required to comply with GLPs and GCPs, which are regulations and guidelines enforced by the FDA and other comparable non-U.S. regulatory authorities, which also require compliance with the International Council for Harmonization of Technical Requirements for Pharmaceuticals for Human Use (“ICH”) guidelines for any of our product candidates that are in preclinical and clinical development. The regulatory authorities enforce GCP regulations through periodic inspections of trial sponsors, principal investigators and clinical trial sites. Although we may rely on CROs to conduct our GLP-compliant nonclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our GLP nonclinical studies and GCP clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations. Our expected reliance on the CROs does not relieve us of our regulatory or contractual responsibilities. If we or our CROs fail to comply with GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or non-U.S. regulatory authorities may reject our marketing authorization applications and require us to perform additional clinical trials to generate additional data before approving our marketing applications. Accordingly, if our CROs fail to comply with these regulations or other applicable laws, regulations or standards, or fail to recruit a sufficient number of subjects, we may be required to repeat clinical trials, which would delay the regulatory approval process. Failure by any future CROs to properly execute study protocols in accordance with applicable law could also create product liability and healthcare regulatory risks for us as sponsors of those studies.

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

Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the U.K. and the E.U. (i.e., following the U.K.’s exit from the E.U.), data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar substantial fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from E.U. Member States to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, this adequacy decisions will automatically expire in June 2025 unless the European Commission renews or extends it and may be modified or unilaterally revoked in the interim at any point, and if this occurs it could lead to additional costs and increase our overall risk exposure. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. In June 2025, the U.K. adopted a reform of the data protection and e-privacy legislation intended to create a more business-friendly regime in the U.K. and increase fines for e-privacy breaches. At this stage it is unclear whether this legislative reform would potentially lead the European Commission not to extend or to revoke the U.K. adequacy decision. On March 18, 2025, the European Commission proposed to extend its adequacy decision in favor of the U.K. for an additional six-month period. This would allow transfers of personal data from the E.U. to the U.K. to continue until December 27, 2025 and is intended to allow time for the European Commission to assess the new U.K. legal framework and decide on its adequacy. In the meantime, the U.K. data protection rules that were found adequate in June 2021 remain in place and continue to apply to data transferred from the E.U.

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

In addition, regulation of AI is rapidly evolving worldwide as legislators and regulators are increasingly focused on these powerful emerging technologies. The technologies underlying AI and its uses are subject to a variety of laws, including intellectual property, privacy, data protection and cybersecurity, consumer protection, competition and equal opportunity laws, and are expected to be subject to increased regulation and new laws or new applications of existing laws. AI is the subject of ongoing review by various U.S. governmental and regulatory agencies, and various U.S. states and other foreign jurisdictions are applying, or are considering applying, their platform moderation, cybersecurity and data protection laws to AI or are considering general legal frameworks for AI. For example, in August 2024, the E.U. Artificial Intelligence Act (the “E.U. AI Act”), which establishes broad obligations for the development and use of AI-based technologies in the E.U. based on their potential risks and level of impact, came into force. The E.U. AI Act includes requirements around transparency, conformity assessments and monitoring, risk assessments, human oversight, security, accuracy, general purpose AI and foundation models, and provides for fines of up to the greater of €35 million or 7% of worldwide annual turnover for violations. Moreover, on July 7, 2025, the European Commission published draft GMP guidelines on the use of AI in manufacturing of medicinal products in the E.U. These guidelines exclude the use of generative AI, large language models (LLMs), dynamic AI models and AI models with probabilistic outputs from critical GMP functions. We may not be able to anticipate how to respond to these rapidly evolving frameworks, and we may need to expend resources to adjust our offerings in certain jurisdictions if the legal frameworks are inconsistent across jurisdictions. Furthermore, because AI technology itself is highly complex and rapidly developing, it is not possible to predict all of the legal, operational or technological risks that may arise relating to the use of AI.

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

Certain U.S. patents relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that GSG, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have previously been the subject of IPR proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board (“PTAB”), whose decisions were subsequently reviewed by the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”). As previously disclosed, with respect to two of these patents, the Federal Circuit ultimately affirmed the PTAB’s decisions upholding certain claims under those patents and invalidating others; and, with respect to the third patent, the Federal Circuit dismissed Moderna’s appeal. Additionally, one European patent (EP Patent No. EP2279254) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2018 by Merck Sharp & Dohme Corporation (“Merck”) and Moderna at the European Patent Office (the “EPO”) Opposition Division. In 2019, the EPO Opposition Division upheld claims as amended by an auxiliary request submitted by the patent owner. Merck and Moderna appealed and, in 2023, the Boards of Appeal of the EPO set aside the EPO Opposition Division decision and remitted the case to the EPO Opposition Division for further prosecution. In June 2024, the EPO Opposition Division upheld the patent with the same claims as amended as it had upheld in 2019. All parties have appealed the decision, and an appeal hearing is scheduled for January 2026. Genevant may commence litigation at any time to enforce its patent rights against infringers. Additionally, a European patent (EP Patent No. EP4241767 B1) relating to certain ionizable lipids that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2025 by Moderna at the EPO. The opposition is pending.

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

If disputes over intellectual property that we have in-licensed prevent or impair our ability to maintain our current licensing arrangements on acceptable terms, we may be unable to successfully develop and, following regulatory approval, commercialize our product candidates. If our licenses are terminated, we may lose our rights to develop and market our technology and product candidates, lose patent protection for our product candidates and technology, experience significant delays in the development and, following regulatory approval, commercialization of our product candidates or incur liability for damages. In addition, we may need to obtain additional licenses from our licensors and, in connection with obtaining such licenses, we may agree to amend our existing licenses in a manner that may be more favorable to the licensors, including by agreeing to terms that could enable third parties, including our competitors, to receive licenses to a portion of the intellectual property that is subject to our existing licenses and to compete with our product candidates. Our subsidiary Immunovant has licensed certain intellectual property rights under the HanAll Agreement. We and Immunovant depend, and will continue to depend, on the HanAll Agreement for the rights to develop, manufacture and commercialize certain product candidates. We and Immunovant face risks under the HanAll Agreement, including that if, for any reason, the rights granted to Immunovant under the HanAll Agreement are terminated or Immunovant otherwise loses the rights granted under that agreement, it would adversely affect our and Immunovant’s business. For more information regarding the risks associated with the HanAll Agreement, please see “Immunovant relies on the HanAll Agreement to provide the rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect Immunovant’s development and commercialization of IMVT-1402 and batoclimab” above.

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

Furthermore, certain of our current and future licenses may not provide us with exclusive rights to use the licensed intellectual property and technology or may not provide us with rights to use such intellectual property and technology in all relevant fields of use and in all territories in which we may wish to develop or commercialize our technology and product candidates in the future. The intellectual property portfolio licensed to us by our licensors at least in some respects, may therefore be used by such licensors or licensed to third parties, and such third parties may have certain enforcement rights with respect to such intellectual property. For example, Immunovant does not have rights to develop, manufacture, use or commercialize batoclimab or IMVT-1402 or file or enforce patents relating to these assets in territories other than the U.S., Canada, Mexico, the E.U., the U.K., Switzerland, the Middle East, North Africa and Latin America, as such rights in other jurisdictions have been retained by HanAll or licensed by HanAll to third parties. Patents licensed to us could be put at risk of being invalidated or interpreted narrowly in litigation filed by or against our licensors or another licensee or in administrative proceedings brought by or against our licensors or another licensee in response to such litigation or for other reasons, even if such litigation or administrative proceeding occurs in a territory in which we do not have a license. As a result, we may not be able to prevent competitors or other third parties from developing and commercializing competitive products, including in territories covered by our licenses.

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

In February 2022, Roivant’s subsidiary GSG and its affiliate Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of U.S. Patent Nos. 8,058,069, 8,492,359, 8,822,668, 9,364,435, 9,504,651, and 11,141,378 in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision in favor of GSG and Arbutus. In February 2024, the court held a claim construction hearing on disputed terms within the claims of the asserted patents. In April 2024, the court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with GSG and Arbutus’ position on most of the disputed claim terms. Both fact discovery and expert discovery in the Moderna Action have been completed. In June 2025, the court issued a new scheduling order in the case. In accordance with that order, the parties served their respective summary judgment motions in July 2025. In addition, also in July 2025, the case was reassigned to a different judge in the same federal district court. The jury trial in the Moderna Action is scheduled for March 2026.

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

Although we have determined that our internal control over financial reporting was effective as of June 30, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could adversely impact our ability to accurately and timely report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.

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

U.S. holders that own 10% or more of the combined voting power or value of our common shares may be subject to U.S. federal income taxation on our undistributed earnings.

A non-U.S. corporation is considered a “controlled foreign corporation” (“CFC”) if more than 50% of (1) the total combined voting power of all classes of stock of such corporation entitled to vote or (2) the total value of the stock of such corporation, is owned, or is considered as owned by applying certain constructive ownership rules, by U.S. shareholders (U.S. persons who own stock representing 10% or more of the combined voting power or value of all outstanding stock of such non-U.S. corporation) on any day during the taxable year of such non-U.S. corporation. Certain U.S. shareholders of a CFC generally are required to include currently in gross income such shareholders’ share of the CFC’s “Subpart F income,” a portion of the CFC’s earnings to the extent the CFC holds certain U.S. property, and for taxable years beginning before December 31, 2025, a portion of the CFC’s “global intangible low-taxed income” (commonly known as “GILTI”). The One Big Beautiful Bill Act provides that, among other things, the GILTI regime be replaced with a similar regime with respect to a CFC’s “net CFC tested income” for taxable years beginning after December 31, 2025. Such U.S. shareholders are subject to current U.S. federal income tax with respect to such items, even if the CFC has not made an actual distribution to such shareholders. “Subpart F income” includes, among other things, certain passive income (such as income from dividends, interests, royalties, rents and annuities or gain from the sale of property that produces such types of income) and certain sales and services income arising in connection with transactions between the CFC and a person related to the CFC. GILTI may include most of the remainder of a CFC’s income over a deemed return on its tangible assets, and “net CFC tested income” generally is similar to GILTI, but is computed without accounting for any such deemed return on a CFC’s tangible assets.

We believe that we were not classified as a CFC for the taxable year ended March 31, 2025. Regardless of whether we are a CFC, however, our non-U.S. subsidiaries will be classified as CFCs for the taxable year ended March 31, 2025 because our U.S. subsidiaries are treated as constructively owning the stock of such non-U.S. subsidiaries pursuant to a “downward attribution” rule under current law (when not directly owned by a U.S. subsidiary). Following the enactment of the 2025 Tax Act, this rule generally will cease to apply to treat such non-U.S. subsidiaries as CFCs for taxable years beginning after December 31, 2025 other than in certain limited circumstances. Accordingly, for U.S. holders who hold 10% or more of the combined voting power or value of our common shares, this may result in adverse U.S. federal income tax consequences, such as current U.S. taxation of Subpart F income (regardless of whether we make any distributions), taxation of amounts treated as GILTI or net CFC tested income with respect to such shareholder, and being subject to certain reporting requirements with the IRS. Any such U.S. holder who is an individual generally would not be allowed certain tax deductions or foreign tax credits that would be allowed to a U.S. corporation. If you are a U.S. holder who holds 10% or more of the combined voting power or value of our common shares, you should consult your own tax advisors regarding the U.S. tax consequences of acquiring, owning or disposing of our common shares, including as a result of the enactment of the 2025 Tax Act.

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

Issuer Purchases of Equity Securities

During the three months ended June 30, 2025, we repurchased 19,999,450 common shares for $205.2 million (based on the repurchase date). As of June 30, 2025, we were authorized to repurchase up to $500 million of our common shares (see footnote 1 to the table below).

The following table summarizes our common share repurchase transactions for the three months ended June 30, 2025:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Programs(1)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Programs(1)
				(in millions)
April 1 – 30, 2025	13,672,384	$9.89	13,672,384	$69.9
May 1 – 31, 2025	5,453,666	$11.04	5,453,666	$9.7
June 1 – 30, 2025	873,400	$11.16	873,400	$500.0
Total	19,999,450		19,999,450

(1)
On April 2, 2024, we announced that our board of directors had authorized a common share repurchase program, allowing for repurchases of Roivant common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses). On June 25, 2025, we announced that our board of directors had authorized an additional common share repurchase program of Roivant common shares of up to $500 million (excluding fees and expenses). This new authorization is in addition to the $1.5 billion common share repurchase program referenced above, which was fully exhausted as of June 30, 2025. The timing and total amount of common shares repurchased under the new authorization, as with the prior authorization, depends on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities. Under the new repurchase program, as with the prior repurchase program, purchases may be conducted through open market transactions, tender offers or privately negotiated transactions, including the use of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. See Note 8–Shareholders’ Equity in Part I, Item 1 of this Quarterly Report on Form 10-Q for additional information related to share repurchases. Table excludes fees and commissions payable in connection with common share repurchases.

*
In addition to the repurchase transactions set forth above, during the three months ended June 30, 2025, we withheld 879,308 common shares associated with net share settlements to cover tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs and CVARs.

Item 3.	Defaults Upon Senior Securities.

None.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

None.

Item 6.	Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date

10.1^	Letter of Offer for Employment between Roivant Sciences, Inc. and Jennifer Humes, dated as of February 7, 2025.	—	—	—	Filed herewith

10.2†^	Amended & Restated Executive Employment Agreement between Roivant Sciences, Inc. and Eric Venker, dated as of July 28, 2025.	—	—	—	Filed herewith

10.3^	Employment Agreement between Immunovant, Inc. and Eric Venker, dated as of July 28, 2025.	—	—	—	Filed herewith

10.4^	Form of Capped Value Appreciation Right Award Grant Notice and Award Agreement under 2019 Equity Incentive Plan of Immunovant, Inc.	—	—	—	Filed herewith

10.5^	Forms of Option Grant Notices and Option Agreements under 2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3.1	June 29, 2020

10.6^	2019 Equity Incentive Plan of Immunovant, Inc.	10-K	001-38906	10.3	June 29, 2020

10.7†^	Special Equity Award Opportunity Letter, dated as of July 26, 2024.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith

† Certain exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant hereby undertakes to furnish supplementally a copy of any omitted exhibit or schedule upon request by the Securities and Exchange Commission.

^  Management contract or compensatory plan or arrangement required to be filed as an exhibit to this Form 10-Q pursuant to Item 15(b).

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

Dated: August 11, 2025	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory