Form 10-Q
period 2025-09-30
Roivant Sciences Ltd.
filed 2025-11-10
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40782
_________________________________________________
ROIVANT SCIENCES LTD.
(Exact name of Registrant as specified in its Charter)
_________________________________________________

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
_________________________________________________
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2025, the registrant had 695,491,615 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

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
Risks Related to Our Business and Industry
•Our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization may make it difficult for us to execute on our business model and for you to assess our future prospects.
•We may not be successful in our efforts to acquire or in-license new product candidates, and newly acquired or in-licensed product candidates may not perform as expected in clinical trials or be successful in eventually achieving marketing approvals.
•Immunovant relies on the HanAll Agreement to provide the rights to the core intellectual property relating to IMVT-1402 and batoclimab. Any termination or loss of significant rights under the HanAll Agreement would adversely affect Immunovant’s development and commercialization of IMVT-1402 and batoclimab.
•We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.
•We face risks associated with the allocation of capital and personnel across our businesses.
•We face risks associated with the Vant structure.
•We face risks associated with potential future payments we may owe in connection with our product candidates.
•We face risks associated with acquisitions, divestitures and other strategic transactions.
•We face risks associated with the use of our cash, cash equivalents and marketable securities.
•We are exposed to risks related to our significant holdings of cash, cash equivalents and marketable securities.
•While we do not have a need for additional capital under our current operating plans as a result of our current liquidity position, we may in the future require additional capital to fund our operations. In that case, if we fail to obtain necessary financing when needed, we may not be able to successfully acquire or in-license new product candidates, complete the development and commercialization of our product candidates following regulatory approval and continue to pursue our drug discovery efforts.
•Our business strategy and potential for future growth rely on a number of assumptions, some or all of which may not be realized.
•Our drug discovery efforts may not be successful in identifying new product candidates.
•Unfavorable, uncertain and rapidly changing global and regional economic, political and public health conditions could adversely affect our business, financial condition and results of operations.
•A portion of our or certain of our Vants’ manufacturing, laboratory research or clinical trial activities takes place in Asia. A significant disruption in that region, such as a trade war or political unrest, could materially adversely affect our business, financial condition and results of operations.
•Inadequate or uncertain funding levels for the FDA, U.S. Patent and Trademark Office (“USPTO”), SEC or other government agencies could hinder, delay or result in the suspension of those agencies’ operations, which could harm our business.
•Clinical trials and preclinical studies are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes. We may encounter substantial delays in clinical trials, or may not be able to conduct or complete clinical trials or preclinical studies on the expected timelines, if at all.
•We may encounter difficulties enrolling and retaining patients in clinical trials, and clinical development activities could thereby be delayed or otherwise adversely affected.
•The results of our preclinical studies and clinical trials may not support our proposed claims for our product candidates or regulatory approvals on a timely basis or at all, and the results of earlier studies and trials may not be predictive of future trial results.
•Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
•Changes in methods of product manufacturing or formulation may result in additional costs or delays.
•Obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process, and the FDA or another regulatory authority may delay, limit or deny approval. We cannot give any assurance that any of our product candidates will receive regulatory approval, which is necessary before they can be commercialized. If we are unable to obtain regulatory approval in one or more jurisdictions for any of our product candidates, our business will be substantially harmed.
•Our clinical trials may fail to demonstrate substantial evidence of the safety and efficacy of product candidates that we may identify and pursue for their intended uses, which would prevent, delay or limit the scope of regulatory approval and commercialization.
•Our product candidates may cause undesirable side effects or have other properties that could halt their clinical development, delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance following regulatory approval or result in significant negative consequences.
•The regulatory approval processes of the FDA and comparable non-U.S. regulatory authorities are lengthy, time consuming and inherently unpredictable, and gaining approval for a product candidate in one country or jurisdiction does not guarantee that we will be able to obtain approval for or commercialize it in any other jurisdiction, which would limit our ability to realize our full market potential.
•We rely on third parties to conduct, supervise and monitor our clinical trials, and if those third parties perform in an unsatisfactory manner or fail to comply with applicable requirements, it may harm our business.

•We do not have our own manufacturing capabilities and rely on third parties to produce clinical and commercial supplies of our product candidates.
•We are highly dependent on our key personnel, and if we are not successful in attracting, motivating and retaining highly qualified personnel, we may not be able to successfully implement our business strategy.
•The use of artificial intelligence (“AI”) could expose us to liability or adversely affect our business.
•If we are unable to obtain and maintain patent and other intellectual property protection for our technology and product candidates, or if the scope of the intellectual property protection obtained is not sufficiently broad, we may not be able to compete effectively in our markets.
•If the patent applications we own or have in-licensed with respect to our product candidates fail to issue, if their validity, patentability, enforceability, breadth or strength of protection is threatened, or if they fail to provide meaningful exclusivity for our product candidates, it could dissuade companies from collaborating with us to develop product candidates, and threaten our ability to commercialize our product candidates following regulatory approval. Any such outcome could have a materially adverse effect on our business.
•The length of our patent terms may be inadequate to protect the competitive position of our product candidates for an adequate amount of time.
Risks Related to Our Securities, Our Jurisdiction of Incorporation and Certain Tax Matters
•If our performance does not meet market expectations, the price of our securities may decline.
•We have incurred and will continue to incur increased costs as a result of operating as a public company and our management has devoted and will continue to devote a substantial amount of time to new compliance initiatives.
•If we fail to maintain proper and effective internal control over financial reporting, our ability to produce accurate and timely financial statements could be impaired, investors may lose confidence in our financial reporting and the trading price of our common shares may decline.
•Anti-takeover provisions in our memorandum of association and bye-laws, as well as provisions of Bermuda law, could delay or prevent a change in control, limit the price investors may be willing to pay in the future for our common shares and could entrench management.
•Our largest shareholders own a significant percentage of our common shares and are able to exert significant control over matters subject to shareholder approval.
•Future sales and issuances of our or the Vants’ equity securities or rights to purchase equity securities, including pursuant to our or the Vants’ equity incentive and other compensatory plans, will result in additional dilution of the percentage ownership of our shareholders and could cause our share price to fall.
•Future sales, or the perception of future sales, of our common shares by us or our existing shareholders could cause the market price for our common shares to decline and impact our ability to raise capital in the future.
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
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risk associated with:
•our relatively limited operating history and the inherent uncertainties and risks involved in biopharmaceutical product development and commercialization;
•our ability to acquire or in-license new product candidates;
•the allocation of capital and personnel across our businesses;
•our Vant structure;
•potential future payments we may owe in connection with our product candidates;
•acquisitions, divestitures and other strategic transactions;
•the use of our cash, cash equivalents and marketable securities;
•the potential future need for additional capital to fund our operations;
•clinical trials and preclinical studies, which are very expensive, time-consuming, difficult to design and implement and involve uncertain outcomes;
•unfavorable, uncertain and rapidly changing global and regional economic, political and public health conditions;
•the fact that designing and implementing clinical trials and preclinical studies is very expensive, time-consuming and difficult;
•difficulties we may encounter enrolling and retaining patients in clinical trials, which could adversely affect or otherwise delay clinical development activities;
•the results of our preclinical studies and clinical trials not supporting our proposed claims for a product candidate or regulatory approval;
•interim, preliminary or topline data from our clinical trials changing as more data become available or data being delayed due to audit or verification procedures;
•changes in product candidate manufacturing or formulation that could result in additional costs or delays;
•the fact that obtaining approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process and the FDA or another regulatory authority may delay, limit or deny approval;
•the failure of our clinical trials to demonstrate substantial evidence of the safety and efficacy of our product candidates;
•undesirable side effects caused by our product candidates that halt their clinical development, delay or prevent their regulatory approval, limit the scope of any approved label or market acceptance or result in negative consequences;

•our inability to obtain regulatory approval for a product candidate in certain jurisdictions, even if we are able to obtain approval in certain other jurisdictions;
•the failure of any third-party we rely upon to conduct, supervise and monitor our clinical trials to perform in a satisfactory manner or to comply with applicable legal, regulatory or other requirements;
•our reliance on third parties to produce clinical and commercial supplies of our product candidates;
•our dependence on key personnel and our ability to attract, motivate and retain highly qualified personnel;
•the potential that our use of AI could expose us to liability;
•our ability to obtain and maintain patent and other intellectual property protection for our technology and product candidates;
•the failure to issue (or the threatening of their validity, patentability, enforceability, breadth or strength of protection) or provide meaningful exclusivity for our product candidates of our patent applications that we own or have in-licensed;
•the inadequacy of patent terms and their scope to protect our competitive position;
•the fact that our largest shareholders own a significant percentage of our stock and will be able to exert significant control over matters subject to shareholder approval;
•dilution of ownership caused by future sales and issuances of our or the Vants’ equity securities or rights to purchase equity securities;
•future sales, or the perception of future sales, of our common shares by us or our existing shareholders, and the impact thereof on the price of our common shares;
•the outcome of any pending or potential litigation, including but not limited to our expectations regarding the outcome of any such litigation and costs and expenses associated with such litigation;
•changes in applicable laws or regulations;
•the possibility that we may be adversely affected by other economic, business or competitive factors; and
•any other risks and uncertainties, including those described under Part II, Item IA. “Risk Factors.”
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

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,237,010	$2,715,411
Marketable securities (includes $2,788,781 of available-for-sale marketable securities held at fair value as of September 30, 2025)	3,148,825	2,171,480
Other current assets	125,811	113,173
Total current assets	4,511,646	5,000,064
Property and equipment, net	25,667	12,056
Operating lease right-of-use assets	85,136	89,021
Investments measured at fair value	412,315	302,939
Other assets	27,834	32,860
Total assets	$5,062,598	$5,436,940
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,064	$23,691
Accrued expenses	108,315	114,294
Operating lease liabilities	9,002	9,842
Other current liabilities	1,476	1,584
Total current liabilities	133,857	149,411
Liability instruments measured at fair value	33,269	9,981
Operating lease liabilities, noncurrent	89,844	90,328
Other liabilities	170	22
Total liabilities	257,140	249,742
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 689,697,370 and 695,938,323 shares issued and outstanding at September 30, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	4,771,880	4,562,107
(Accumulated deficit) / retained earnings	(429,107)	116,060
Accumulated other comprehensive income	19,558	9,438
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,362,331	4,687,605
Noncontrolling interests	443,127	499,593
Total shareholders’ equity	4,805,458	5,187,198
Total liabilities and shareholders’ equity	$5,062,598	$5,436,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,571	$4,475	$3,741	$12,465
Operating expenses:
Cost of revenues	111	234	265	447
Research and development (includes $10,996 and $9,911 of share-based compensation expense for the three months ended September 30, 2025 and 2024 and $22,095 and $20,443 for the six months ended September 30, 2025 and 2024, respectively)	164,568	143,073	317,487	263,580
General and administrative (includes $70,825 and $59,443 of share-based compensation expense for the three months ended September 30, 2025 and 2024 and $141,904 and $96,284 for the six months ended September 30, 2025 and 2024, respectively)	143,125	202,881	277,144	302,773
Total operating expenses	307,804	346,188	594,896	566,800
Gain on sale of Telavant net assets	—	—	—	110,387
Loss from operations	(306,233)	(341,713)	(591,155)	(443,948)
Change in fair value of investments	(128,501)	(48,375)	(109,376)	(63,601)
Change in fair value of liability instruments	20,959	(635)	23,288	515
Interest income	(45,341)	(69,773)	(93,663)	(141,900)
Other expense, net	5,694	1,453	16,902	5,061
Loss from continuing operations before income taxes	(159,044)	(224,383)	(428,306)	(244,023)
Income tax expense	6,995	12,458	11,644	24,421
Loss from continuing operations, net of tax	(166,039)	(236,841)	(439,950)	(268,444)
(Loss) income from discontinued operations, net of tax	—	(43,083)	—	46,010
Net loss	(166,039)	(279,924)	(439,950)	(222,434)
Net loss attributable to noncontrolling interests	(52,520)	(49,740)	(103,076)	(87,547)
Net loss attributable to Roivant Sciences Ltd.	$(113,519)	$(230,184)	$(336,874)	$(134,887)

Amounts attributable to Roivant Sciences Ltd.:
Loss from continuing operations, net of tax	$(113,519)	$(187,101)	$(336,874)	$(181,052)
(Loss) income from discontinued operations, net of tax	—	(43,083)	—	46,165
Net loss attributable to Roivant Sciences Ltd.	$(113,519)	$(230,184)	$(336,874)	$(134,887)

Basic and diluted net (loss) income per common share:
Basic and diluted loss from continuing operations	$(0.17)	$(0.25)	$(0.49)	$(0.25)
Basic and diluted (loss) income from discontinued operations	$—	$(0.06)	$—	$0.06

Basic and diluted net loss per common share	$(0.17)	$(0.31)	$(0.49)	$(0.18)

Weighted average shares outstanding:
Basic	680,947,866	735,470,796	680,619,200	735,642,721
Diluted	680,947,866	735,470,796	680,619,200	735,642,721
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Net loss	$(166,039)	$(279,924)	$(439,950)	$(222,434)
Other comprehensive loss:
Change in fair value of debt due to change in subsidiary credit risk	—	7,100	—	(3,500)
Unrealized gains on available-for-sale securities	2,581	—	3,051	—
Foreign currency translation adjustment	(263)	(6,894)	7,476	(10,126)
Total other comprehensive income (loss)	2,318	206	10,527	(13,626)
Comprehensive loss	(163,721)	(279,718)	(429,423)	(236,060)
Comprehensive loss attributable to noncontrolling interests	(52,623)	(49,446)	(102,669)	(87,220)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(111,098)	$(230,272)	$(326,754)	$(148,840)
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,560,959	—	16,912	—	—	—	16,912
Exercise and vesting of subsidiary share awards	—	—	2,325	—	—	1,288	3,613
Cash contributions to majority-owned subsidiaries	—	—	(290)	—	—	290	—
Unrealized gains on available-for-sale securities	—	—	—	470	—	—	470
Repurchase of the Company’s common shares	(20,269,450)	—	—	—	(208,293)	—	(208,293)
Share-based compensation	—	—	63,031	—	—	19,147	82,178
Foreign currency translation adjustment	—	—	—	7,229	—	510	7,739
Net loss	—	—	—	—	(223,355)	(50,556)	(273,911)
Balance at June 30, 2025	682,229,832	$—	$4,644,085	$17,137	$(315,588)	$470,272	$4,815,906
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	7,386,746	—	45,569	—	—	—	45,569
Exercise and vesting of subsidiary share awards	—	—	14,110	—	—	10,999	25,109
Cash contributions to majority-owned subsidiaries	—	—	(503)	—	—	503	—
Unrealized gains on available-for-sale securities	—	—	—	2,581	—	—	2,581
Issuance of the Company’s common shares under employee stock purchase plan	80,792	—	774	—	—	—	774
Share-based compensation	—	—	67,845	—	—	13,976	81,821
Foreign currency translation adjustment	—	—	—	(160)	—	(103)	(263)
Net loss	—	—	—	—	(113,519)	(52,520)	(166,039)
Balance at September 30, 2025	689,697,370	$—	$4,771,880	$19,558	$(429,107)	$443,127	$4,805,458

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Exercise and vesting of subsidiary share awards	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,226,784	—	(2,597)	—	—	—	(2,597)
Exercise and vesting of subsidiary share awards	—	—	430	—	—	332	762
Issuance of the Company’s common shares under employee stock purchase plan	72,143	—	648	—	—	—	648
Cash contributions to majority-owned subsidiaries	—	—	(119)	—	—	119	—
Repurchase of common shares	(9,023,658)	—	(60,349)	—	(45,705)	—	(106,054)
Share-based compensation	—	—	55,610	—	—	16,105	71,715
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	7,100	—	—	7,100
Foreign currency translation adjustment	—	—	—	(7,188)	—	294	(6,894)
Net loss	—	—	—	—	(230,184)	(49,740)	(279,924)
Balance at September 30, 2024	733,328,375	$—	$4,775,411	$(18,036)	$395,580	$427,087	$5,580,042
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(439,950)	$(222,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	163,999	121,860
Change in fair value of investments	(109,376)	(63,601)
Change in fair value of debt and liability instruments	23,288	(102,137)
Gain on sale of Telavant net assets	—	(110,387)
Accretion of discount and amortization of premium on marketable securities, net	(20,883)	(25,036)
Depreciation and amortization	2,019	9,725
Non-cash lease expense	3,885	3,160
Other	17,062	(12,360)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(4,262)	(12,206)
Accounts payable	(8,749)	(18,057)
Accrued expenses	(12,480)	(16,474)
Operating lease liabilities	(1,324)	(3,444)
Other	(3,276)	(8,244)
Net cash used in operating activities	(390,047)	(459,635)
Cash flows from investing activities:
Purchases of marketable securities	(2,778,411)	(3,402,985)
Maturities of marketable securities	1,825,000	—
Purchase of property and equipment	(11,883)	(1,961)
Proceeds from sale of subsidiary interests	—	110,387
Net cash used in investing activities	(965,294)	(3,294,559)
Cash flows from financing activities:
Repayment of debt by subsidiary	—	(3,000)
Payments on principal portion of finance lease obligations	—	(662)
Proceeds from exercise of the Company’s and subsidiary stock options	98,351	8,891
Taxes paid related to net settlement of equity awards	(16,013)	(21,128)
Repurchase of common shares	(208,293)	(754,439)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	774	648
Net cash used in financing activities	(125,181)	(769,690)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,021	2,303
Net change in cash, cash equivalents and restricted cash	(1,478,501)	(4,521,581)
Cash, cash equivalents and restricted cash at beginning of period	2,725,661	6,550,450
Cash, cash equivalents and restricted cash at end of period	$1,247,160	$2,028,869
Non-cash investing and financing activities:
Issuance of subsidiary shares in connection with Debt Renegotiation	$—	$11,647
Other	$14,773	$1,869
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
(B) Liquidity
Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of September 30, 2025, the Company had cash, cash equivalents, and marketable securities of approximately $4.4 billion and its accumulated deficit was $429.1 million. For the six months ended September 30, 2025 and 2024, the Company incurred net losses from continuing operations of $440.0 million and $268.4 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended September 30, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, for any other interim period, or for any other future year.
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
In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and the Company, solely in its capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024 and the Company determined the acquisition met the discontinued operations accounting criteria. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or September 30, 2025. The Company classified the results of Dermavant as discontinued operations in its condensed consolidated statements of operations for the three and six months ended September 30, 2024. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further information on the discontinued operations related to Dermavant, refer to Note 6, “Discontinued Operations.”
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
(C) Concentrations
Financial instruments that potentially subject the Company to credit risk concentration include cash, cash equivalents, and marketable securities. The Company maintains cash deposits, cash equivalents, and marketable securities in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.

The Company has long-lived assets in different geographic locations. As of September 30, 2025 and March 31, 2025, a majority of the Company’s long-lived assets were located in the United States (“U.S.”).
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
Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents	$1,237,010	$2,715,411
Restricted cash (included in “Other current assets”)	2,258	2,358
Restricted cash (included in “Other assets”)	7,892	7,892
Cash, cash equivalents and restricted cash	$1,247,160	$2,725,661
(F) Marketable Securities
The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities consist of amounts invested in U.S. Treasury securities. The Company’s marketable securities are classified as available-for-sale or held-to-maturity and are carried at fair value or amortized cost, respectively. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of shareholders’ equity until realized. The cost of marketable securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.
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
(I) Fair Value Measurements
The Company utilizes fair value measurement guidance prescribed by U.S. GAAP to value its financial instruments. The guidance establishes a fair value hierarchy for financial instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances. Fair value is defined as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the reporting date. As a basis for considering market participant assumptions in fair value measurements, the guidance establishes a three-tier fair value hierarchy that distinguishes among the following:
•Level 1-Valuations are based on unadjusted quoted prices in active markets for identical assets or liabilities.
•Level 2-Valuations are based on quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active and models for which all significant inputs are observable, either directly or indirectly.
•Level 3-Valuations are based on inputs that are unobservable (supported by little or no market activity) and significant to the overall fair value measurement.
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
The shares of Arbutus common stock are classified as Level 1, and their fair value is determined based upon quoted market prices in active markets. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Marketable securities are included in Level 2 of the fair value hierarchy, are classified as available-for-sale or held-to-maturity, and are carried at fair value or amortized cost, respectively.

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
(K) Foreign Currency
The Company’s functional and reporting currency is the U.S. dollar. For the Company’s subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while their revenue and expenses are translated at the average exchange rates for the reporting period. The cumulative foreign currency translation adjustments are recorded as a component of “Accumulated other comprehensive loss” in the accompanying condensed consolidated statement of shareholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying condensed consolidated statements of operations. For the six months ended September 30, 2025, foreign currency transaction losses were $6.5 million. Foreign currency transaction losses were de minimis for the six months ended September 30, 2024.
(L) Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Form 10-K for the year ended March 31, 2025.
(M) Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of their specified effective dates.
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and are applicable to the Company’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.

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
In September 2025, the FASB issued ASU 2025-07, “Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract,” which refines the scope of the guidance on derivatives in ASC 815 and clarifies the guidance on share-based payments from a customer in ASC 606. This guidance is effective for fiscal years and interim periods beginning after December 15, 2026, with early adoption permitted. These requirements may be applied prospectively or on a modified retrospective basis through a cumulative-effect adjustment to the opening balance of retained earnings. The Company is currently evaluating the impact of adopting this ASU on its consolidated financial statements.
Note 3—Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Cash and cash equivalents
Cash	$102,190	$93,954
Money market funds	1,134,820	2,621,457
Total cash and cash equivalents	$1,237,010	$2,715,411
Marketable securities
U.S. Treasury securities, available-for-sale	$2,788,781	$—
U.S. Treasury securities, held-to-maturity	360,044	2,171,480
Total marketable securities	$3,148,825	$2,171,480

Total cash, cash equivalents, and marketable securities	$4,385,835	$4,886,891
The following table summarizes the unrealized positions for the Company’s marketable securities (in thousands):

	As of September 30, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, available-for-sale	$2,785,730	$3,117	$(66)	$2,788,781
U.S. Treasury securities, held-to-maturity	360,044	22	(4)	360,062
Total marketable securities	$3,145,774	$3,139	$(70)	$3,148,843
The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy. As of September 30, 2025, the contractual maturities of all marketable securities were less than 12 months.
Note 4—Equity Method Investments
The Company maintains equity method investments in certain entities. As of September 30, 2025 and March 31, 2025, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.

The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.
Investment in Arbutus
The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of September 30, 2025, RSL held approximately 20% of the issued and outstanding shares of Arbutus.
At September 30, 2025 and March 31, 2025, the aggregate fair value of the Company’s investment in Arbutus was $176.4 million and $135.6 million, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on September 30, 2025 and March 31, 2025 of $4.54 and $3.49, respectively. During the three and six months ended September 30, 2025, the Company recognized unrealized gains of $56.3 million and $40.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2024, the Company recognized unrealized gains of $29.5 million and $49.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations.
Investment in Datavant
The Company holds an investment in Class A units of Datavant. As of September 30, 2025, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.
As of September 30, 2025 and March 31, 2025, the fair value of the Company’s investment was $235.9 million and $167.4 million, respectively. During the three and six months ended September 30, 2025, the Company recognized unrealized gains of $72.2 million and $68.6 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2024, the Company recognized unrealized gains of $18.9 million and $14.3 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.
The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 13, “Fair Value Measurements” for more information.
Summarized consolidated financial information of Datavant, reported on a one quarter lag, is as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Revenue	$652,069	$529,973
Gross Profit	$298,000	$206,540
Net Loss	$(25,733)	$(72,637)
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

Pursuant to the Stock Purchase Agreement, the Company was due its pro rata portion of a one-time milestone payment of $150 million, following the initiation of a Phase 3 trial in ulcerative colitis. In June 2024, the one-time milestone was achieved. The milestone payment was paid to all of Telavant’s equity holders, including holders of Telavant RSUs, on a pro rata basis relative to their ownership of Telavant prior to the closing of the Roche Transaction. Accordingly, the Company recognized a gain on sale of Telavant net assets of $110.4 million for its pro rata portion during the six months ended September 30, 2024 in the accompanying condensed consolidated statements of operations.
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
The Company concluded that Dermavant met the discontinued operations accounting criteria in the second fiscal quarter of 2024. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or September 30, 2025. Financial results of Dermavant are presented as “(Loss) income from discontinued operations, net of tax” in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2024.
The following table presents components of discontinued operations included in “(Loss) income from discontinued operations, net of tax” (in thousands):

	Three Months Ended September 30, 2024	Six Months Ended September 30, 2024
Product revenue, net	$20,936	$39,303
License, milestone and other revenue	3,851	32,626
Revenue, net	24,787	71,929
Operating expenses:
Cost of revenues	6,656	10,421
Research and development	8,396	21,097
Selling, general and administrative	45,503	94,129
Total operating expenses	60,555	125,647
Loss from operations	(35,768)	(53,718)
Change in fair value of debt	16,700	(102,652)
Interest expense(1)	6,469	19,868
Other income, net	(16,658)	(18,440)
(Loss) income from discontinued operations before income taxes	(42,279)	47,506
Income tax expense	804	1,496
(Loss) income from discontinued operations, net of tax	$(43,083)	$46,010

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$—	$(155)
(Loss) income from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	(42,279)	47,661
(Loss) income from discontinued operations before income taxes	$(42,279)	$47,506
(1)Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs.

In the accompanying condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations (in thousands):

Six Months Ended September 30, 2024
Share-based compensation	$5,055
Change in fair value of debt	$(102,652)
Depreciation and amortization	$5,761
Note 7—Certain Balance Sheet Components
Accrued Expenses
Accrued expenses at September 30, 2025 and March 31, 2025 consisted of the following (in thousands):

	September 30, 2025	March 31, 2025
Research and development expenses	$58,925	$45,813
Compensation-related expenses	26,367	53,928
Other expenses	23,023	14,553
Total accrued expenses	$108,315	$114,294
Note 8—Shareholders’ Equity
(A) At-the-Market Equity Offering Program
On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).
As of September 30, 2025, the Company had $400.0 million of remaining capacity available under the ATM Facility.
(B) Share Repurchase Program
On June 24, 2025, the Company’s board of directors authorized a common share repurchase program allowing for repurchases of the Company’s common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of September 30, 2025 pursuant to this repurchase program.
The Company’s board of directors previously had authorized a common share repurchase program, allowing for repurchases of common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses), which was completed in June 2025. In April 2024, pursuant to this share repurchase program, the Company entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million. During the three months ended June 30, 2025, repurchases of 20,269,450 shares were made for an aggregate purchase price of approximately $208.3 million.

Note 9—Share-Based Compensation and Other Compensation Plans
(A) RSL Equity Incentive Plans
RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At September 30, 2025, a total of 23,738,415 common shares were available for future grants under the RSL 2021 EIP.
Stock Options and Performance Stock Options
Activity for stock options and performance stock options under the RSL Equity Plans for the six months ended September 30, 2025 was as follows:

Number of Options
Options outstanding at March 31, 2025	139,412,098
Granted	2,178,503
Exercised	(12,695,797)
Forfeited/Canceled	(313,373)
Options outstanding at September 30, 2025	128,581,431
Options exercisable at September 30, 2025	111,101,787
Restricted Stock Units
Activity for RSUs under the RSL Equity Plans for the six months ended September 30, 2025 was as follows:

Number of RSUs
Non-vested balance at March 31, 2025	14,119,949
Granted	6,315,273
Vested	(2,861,885)
Forfeited	(694,492)
Non-vested balance at September 30, 2025	16,878,845
Performance Restricted Stock Units
Activity for PSUs under the RSL Equity Plans for the six months ended September 30, 2025 was as follows:

Number of PSUs
Non-vested balance at March 31, 2025	36,872,465
Granted	11,900,000
Vested	—
Forfeited	—
Non-vested balance at September 30, 2025	48,772,465
In July 2025, the Company’s board of directors appointed Frank Torti as an executive officer of the Company with the title President and Vant Chair. In connection with this appointment, the Compensation Committee approved a compensation package for Dr. Torti consisting of (i) a one-time cash retention award, (ii) a grant of PSUs with both performance- and time-vesting components and (iii) a grant of time-vesting RSUs. A summary of the incentive equity awards approved is as follows:

Executive	Title	Performance Restricted Stock Units (at max) #	Restricted Stock Units (#)

Frank Torti	President and Vant Chair	11,900,000	1,836,547
The PSU and RSU awards were approved on the same terms and conditions as the awards granted to the Company’s Chief Executive Officer, Matthew Gline, as part of the 2024 Senior Executive Compensation Program (as defined below). The grant date fair values of the PSU and RSU awards to Dr. Torti set forth in the tables above are $85.1 million and $20.9 million, respectively.
Capped Value Appreciation Rights
March 2020 CVAR Grants
As of September 30, 2025, 17,548,368 CVARs granted in March 2020 remain outstanding. These CVARs had met the service vesting condition as of September 30, 2025 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. Such CVARs will be earned if the hurdle price is satisfied on a hurdle measurement date, being annually on March 30, prior to the expiration date of March 31, 2026.
November 2021 CVAR Grants
Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the six months ended September 30, 2025 was as follows:

Number of CVARs
Non-vested balance at March 31, 2025	348,527
Vested	(297,795)
Forfeited	(50,732)
Non-vested balance at September 30, 2025	—
During the six months ended September 30, 2025, 297,795 common shares were issued upon their settlement.
(B) Subsidiary Equity Incentive Plans
Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, RSUs, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $14.4 million and $33.7 million for the three and six months ended September 30, 2025, respectively, and $13.9 million and $28.6 million for the three and six months ended September 30, 2024, respectively, related to subsidiary EIPs.
(C) Cash Bonus Program
During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”).
The Company recognized general and administrative expense of $2.4 million and $6.6 million for the three months ended September 30, 2025 and 2024, respectively, and $4.5 million and $13.5 million for the six months ended September 30, 2025 and 2024, respectively, relating to the Cash Bonus Program. The Company recognized research and development expense of $0.5 million and $1.9 million for the three months ended September 30, 2025 and 2024, respectively, and $0.9 million and $3.7 million for the six months ended September 30, 2025 and 2024, respectively, relating to the Cash Bonus Program.

(D) 2024 Senior Executive Compensation Program Cash Awards
In July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). In July 2025, the Compensation Committee also approved a one-time cash retention award for Frank Torti in connection with his appointment as an executive officer of the Company. Pursuant to the 2024 Senior Executive Compensation Program, including Dr. Torti's one-time cash retention award approved in July 2025, the Company paid the following one-time cash retention awards to the officers listed in the table below:

Executive	Title	Cash Awards (in thousands)

Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Immunovant CEO	$7,465
Frank Torti	President and Vant Chair	$7,500
All cash retention awards have been fully paid as of September 30, 2025. As a result of the cash retention rewards, the Company recognized general and administrative expense of $11.2 million and $14.8 million during the three and six months ended September 30, 2025, respectively.
Note 10—Income Taxes
The Company’s effective tax rate for the three and six months ended September 30, 2025 was (4.4)% and (2.7)%, respectively, and the effective tax rate for the three and six months ended September 30, 2024 was (5.6)% and (10.0)%, respectively. The effective tax rate for the three and six months ended September 30, 2025 is driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets. The effective tax rate for the three and six months ended September 30, 2024 is driven by the Company’s gain on sale of Telavant’s net assets, which qualifies for the substantial shareholding exemption in the U.K. and consequently is not subject to the corporation income tax, as well as the earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.
On July 4, 2025, H.R. 1, 119th Cong. (2025), also referred to as the “One Big Beautiful Bill Act” (the “2025 Tax Act” or “OBBBA”) was signed into law in the U.S., which includes a broad range of tax reform provisions. The impact of the OBBBA on the Company’s accompanying condensed consolidated financial statements is not material.
Note 11—Commitments and Contingencies
(A) Commitments
Lease Commitments
The Company has leases, consisting primarily of real estate leases. Refer to Note 11, “Leases” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding the Company’s lease commitments.

Other Commitments
The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 12, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements relating to continuing operations during the six months ended September 30, 2025. The Company has further commitments relating to other asset acquisition and license agreements that it has entered into and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
As of September 30, 2025, the Company’s subsidiary, Immunovant, has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $1.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively.
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
(C) Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of September 30, 2025 and March 31, 2025.
Note 12—Earn-Out Shares
In connection with the Business Combination, the Company issued the following:
a.2,033,591 common shares to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20% Earn-Out Shares”), which will vest if the closing price of the Company’s common shares is greater than or equal to $15.00 over any 20 out of 30 trading day period during the Vesting Period (as defined below).

b.1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), each in respect of its MAAC Class B Shares, which will vest if the closing price of the Company’s common shares is greater than or equal to $20.00 over any 20 out of 30 trading day period during the Vesting Period.
c.The remaining number of common shares issued to the MAAC Sponsor and each of MAAC’s independent directors are not subject to the vesting conditions described above.
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
The Earn-Out Shares require liability classification and are classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability is subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. As of September 30, 2025, no Earn-Out Shares have vested. Subsequent to quarter-end, the 20% Earn-Out Shares, which were already included in our issued and outstanding shares, vested and therefore are no longer subject to forfeiture.
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

Note 13—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2025 and March 31, 2025, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2025				As of March 31, 2025
	Level 1	Level 2	Level 3	Balance as of September 30, 2025	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Assets:
Money market funds	$1,134,820	$—	$—	$1,134,820	$2,621,457	$—	$—	$2,621,457
Available-for-sale marketable securities	—	2,788,781	—	2,788,781	—	—	—	—
Investment in Datavant Class A units	—	—	235,947	235,947	—	—	167,361	167,361
Investment in Arbutus common shares	176,368	—	—	176,368	135,578	—	—	135,578
Total assets at fair value	$1,311,188	$2,788,781	$235,947	$4,335,916	$2,757,035	$—	$167,361	$2,924,396
Liabilities:
Liability instruments measured at fair value(1)	—	—	33,269	33,269	—	—	9,981	9,981
Total liabilities at fair value	$—	$—	$33,269	$33,269	$—	$—	$9,981	$9,981
(1)At September 30, 2025 and March 31, 2025, Level 3 includes the fair value of the Earn-Out Shares of $33.3 million and $10.0 million, respectively.
There were no transfers into or out of Level 3 during the six months ended September 30, 2025.
Level 3 Disclosures
The Company measures its Level 3 assets and liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Level 3 assets and liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company evaluates these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates is obtained. Changes in the fair value related to updated assumptions and estimates are recorded within the statements of operations at the end of each reporting period.
The fair value of Level 3 assets and liabilities may change significantly as additional data is obtained, impacting the Company’s assumptions regarding probabilities of potential scenarios used to estimate fair value. In evaluating this information, considerable judgment is required to interpret the data used to develop the assumptions and estimates. Accordingly, the use of different market assumptions and/or different valuation techniques may have a material effect on the estimated fair value amounts, and such changes could materially impact the Company’s results of operations in future periods.

The changes in fair value of the Level 3 assets during the six months ended September 30, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$147,526
Change in fair value of investment in Datavant, included in net loss	14,265
Balance at September 30, 2024	$161,791

Balance at March 31, 2025	$167,361
Change in fair value of investment in Datavant, included in net loss	68,586
Balance at September 30, 2025	$235,947
The changes in fair value of the Level 3 liabilities during the six months ended September 30, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$25,737
Changes in fair value of liability instruments, included in net loss	515
Balance at September 30, 2024	$26,252

Balance at March 31, 2025	$9,981
Changes in fair value of liability instruments, included in net loss	23,288
Balance at September 30, 2025	$33,269
Investment in Datavant
The Company elected the fair value option to account for its investment in Datavant. The estimate of fair value for this investment was determined using the income approach, market approach, and implementation of the option pricing method (“OPM”). The OPM allows for the allocation of a company’s equity value among the various equity capital owners (preferred and common shareholders). The OPM uses the preferred shareholders’ liquidation preferences, participation rights, dividend policy, and conversion rights to determine how proceeds from a liquidity event shall be distributed among the various ownership classes at a future date. The fair value was calculated using significant unobservable inputs including the following:

	Point Estimate Used
Input	As of September 30, 2025	As of March 31, 2025
Volatility	105.0%	110.0%
Discount rate	12.0%	13.0%
Earn-Out Shares
The fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 12, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

	Point Estimate Used
Input	As of September 30, 2025	As of March 31, 2025
Volatility	37.8%	38.4%
Risk-free rate	3.68%	3.96%

As of March 31, 2025, the Company began using a blend of its historical and implied volatility, rather than exclusively relying on historical volatility, to estimate the expected volatility assumption of various equity instruments issued by the Company. Due to changes in the Company’s capital position, the Company believes this methodology better reflects its expected future volatility.
As of September 30, 2025 and March 31, 2025, the fair value of the Earn-Out Shares was $33.3 million and $10.0 million, respectively. Earn-Out Shares were included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
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
For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three and six months ended September 30, 2025 and 2024, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss from continuing operations.
As of September 30, 2025 and 2024, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net (loss) income per common share:

	September 30, 2025	September 30, 2024
Stock options and performance stock options	128,581,431	147,912,372
Restricted stock units and performance stock units (non-vested)	65,651,310	52,011,836
March 2020 CVARs(1)	17,548,368	17,548,368
November 2021 CVARs (non-vested)	—	1,067,480
Restricted common stock (non-vested)	—	210,918
Earn-Out Shares (non-vested)	3,080,387	3,080,387
Other stock based awards and instruments issued	4,056,994	5,032,786
(1)Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” for details regarding settlement of CVARs.
Note 15—Segment Information
The Company is operated and managed as a single operating and reportable segment which focuses on the discovery, development and commercialization of medicines and technologies. The Company’s Chief Operating Decision Maker (“CODM”) is its chief executive officer.
The CODM assesses performance for the Company based on net loss, which is reported on the condensed consolidated statements of operations and comprehensive loss as net loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.
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

The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2025	2024	2025	2024
Revenue	$1,571	$4,475	$3,741	$12,465
Less:
Cost of revenues	111	234	265	447
Program-specific research and development expenses:
Anti-FcRn franchise—neurological diseases	23,087	29,614	44,024	48,093
Anti-FcRn franchise—endocrine diseases	24,895	14,887	44,224	30,800
Anti-FcRn franchise—rheumatology diseases	13,611	9,045	21,820	9,045
Anti-FcRn franchise—dermatology diseases	7,952	4,943	13,097	4,943
Anti-FcRn franchise—other clinical and nonclinical	319	1,134	2,711	7,535
Brepocitinib	14,715	10,517	29,735	21,111
Mosliciguat	7,467	6,184	15,852	9,164
Other development and discovery programs	11,184	13,679	21,420	29,194
Research and development share-based compensation	10,996	9,911	22,095	20,443
Research and development personnel-related expenses	40,658	33,577	83,188	65,122
Other research and development expenses	9,684	9,582	19,321	18,130
General and administrative share-based compensation	70,825	59,443	141,904	96,284
General and administrative personnel-related expenses	37,951	109,813	68,061	139,510
Other general and administrative expenses	34,349	33,625	67,179	66,979
Gain on sale of Telavant net assets	—	—	—	(110,387)
Change in fair value of investments	(128,501)	(48,375)	(109,376)	(63,601)
Change in fair value of liability instruments	20,959	(635)	23,288	515
Interest income	(45,341)	(69,773)	(93,663)	(141,900)
Other expense, net	5,694	1,453	16,902	5,061
Income tax expense	6,995	12,458	11,644	24,421
Loss (income) from discontinued operations, net of tax	—	43,083	—	(46,010)
Net loss	$(166,039)	$(279,924)	$(439,950)	$(222,434)

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
The following table summarizes selected product candidates from our pipeline:

Product Candidate	Indication	Vant	Modality	Phase
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Phase 3 Completed*
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 2
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Sjögren’s Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Cutaneous Lupus Erythematosus	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2
Note: All product candidates in our current pipeline are investigational and subject to health authority approval. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.
*Indicates registrational or potentially registrational trials.

Vant Ownership
The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of September 30, 2025.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Priovant	73%		65%
Immunovant	55%	[3]	50%	[3]
Pulmovant	98%		91%
Genevant	83%		64%
Covant	95%		90%
Arbutus	20%	[3]	19%	[3]
Note: In addition to the subsidiary companies and affiliates listed in the table above, Roivant continues to maintain ownership interests in certain other subsidiaries and affiliates as previously disclosed, including VantAI, Psivant and Datavant, as well as the right to receive future milestones and royalties related to the sale of our subsidiary Dermavant in 2024.
1.Basic ownership refers to Roivant’s percentage ownership of the issued and outstanding common and preferred shares (if applicable) of the entity.
2.Fully diluted ownership refers to Roivant’s percentage ownership of all outstanding equity interests of the entity, including unvested RSUs, options and warrants, in each case whether vested or unvested.
3.Denotes entities that are publicly traded.

Upcoming Catalysts
In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth in the table below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Summary judgment phase in U.S. Moderna case	Ongoing
LNP platform	Genevant	Jury trial in U.S. Moderna case	1Q 2026
Batoclimab	Immunovant	Topline data released from Phase 3 trials in thyroid eye disease*	1H 2026
Brepocitinib	Priovant	NDA filing for brepocitinib in dermatomyositis	1H 2026
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 2 trial in cutaneous sarcoidosis	2H 2026
IMVT-1402	Immunovant	Initial results from open label period 1 of potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2026
IMVT-1402	Immunovant	Topline data from Phase 2 trial in cutaneous lupus erythematosus	2026
Brepocitinib	Priovant	Topline data from Phase 3 trials in non-infectious uveitis	1H 2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trials in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Sjögren’s disease	2028
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028
Note: References under “Expected Timing” are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. The timing of the litigation-related events noted above is subject to change, including at the discretion of the court.
* Immunovant continues to expect the first of the two batoclimab Phase 3 thyroid eye disease (“TED”) studies to read out before the end of calendar year 2025. However, due to evolving competitive dynamics, Immunovant anticipates sharing top-line results from both TED studies concurrently in the first half of calendar year 2026.
Recent Developments
•Priovant: Brepocitinib 30 mg demonstrated clinically meaningful and statistically significant improvement compared to placebo on the primary endpoint and all nine key secondary endpoints in Phase 3 VALOR study in dermatomyositis (“DM”); safety profile was consistent with previous clinical trials of brepocitinib and NDA filing is planned for the first half of calendar year 2026. Phase 3 trial for brepocitinib in non-infectious uveitis (“NIU”) is ongoing and on track for topline readout in the first half of calendar year 2027. Proof-of-concept trial for brepocitinib in cutaneous sarcoidosis (“CS”) is ongoing and on track for topline readout in the second half of calendar year 2026.

•Immunovant: All clinical development timelines remain on track for IMVT-1402 across six announced indications, including potentially registrational trials in Graves’ disease (“GD”), myasthenia gravis (“MG”), chronic inflammatory demyelinating polyneuropathy (“CIDP”), difficult-to-treat rheumatoid arthritis (“D2T RA”) and Sjögren’s disease (“SjD”), and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”).

Immunovant study in uncontrolled GD patients treated for 24 weeks showed first-ever potentially disease-modifying outcome with six-month off-treatment data.

•Genevant: In September 2025, the court issued a favorable Markman ruling in the Pfizer/BioNTech case.
•Roivant: Roivant reported consolidated cash, cash equivalents, restricted cash and marketable securities of $4.4 billion as of September 30, 2025, supporting cash runway into profitability.
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
•Program-specific costs, including direct third-party costs, which include expenses incurred under agreements with contract research organizations (“CROs”) and contract manufacturing organizations (“CMOs”), manufacturing costs in connection with producing materials for use in conducting nonclinical and clinical studies, the cost of consultants who assist with the development of our product candidates on a program-specific basis, investigator grants, sponsored research and any other third-party expenses directly attributable to the development of our product candidates.
•Unallocated internal costs, including:
•employee-related expenses, such as salaries, share-based compensation and benefits, for research and development personnel; and
•other research and development related expenses that are not allocated to a specific program.
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
The duration, costs and timing of preclinical studies and clinical trials of our product candidates will depend on a variety of factors that include, but are not limited to, the following:
•the scope, rate of progress, expense and results of our preclinical development activities, any future clinical trials of our product candidates and other research and development activities that we may conduct;
•the number and scope of preclinical and clinical programs we decide to pursue;
•the uncertainties in clinical trial design and patient enrollment or drop out or discontinuation rates;
•the number of doses that patients receive;
•the countries in which the trials are conducted;
•our ability to secure and leverage adequate CRO support for the conduct of clinical trials;
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
We expect G&A expenses to increase in future periods to support our potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). In July 2025, the Compensation Committee also approved a one-time cash retention award for Frank Torti in connection with his appointment as an executive officer of the Company. The long-term equity incentive awards granted pursuant to this program will result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 9, "Share-Based Compensation and Other Compensation Plans" of our financial statements for further details.
Gain on sale of Telavant net assets
Gain on sale of Telavant net assets reflects a gain resulting from the achievement of a one-time milestone in June 2024 at Telavant Holdings, Inc. (“Telavant”) for our pro rata portion of the consideration. Refer to Note 5, “Recent Transactions and Developments” for further information.
Change in fair value of investments
Change in fair value of investments includes the unrealized gains on equity investments, including Arbutus Biopharma Corporation (“Arbutus”) and Heracles Parent, L.L.C. (“Datavant”). We have elected the fair value option to account for these investments.
Change in fair value of liability instruments
Change in fair value of liability instruments primarily includes the loss (gain) relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including the earn-out share liabilities issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company. Refer to Note 12, “Earn-Out Shares” for further information.
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
(Loss) income from discontinued operations, net of tax
(Loss) income from discontinued operations, net of tax consists of the financial results of Dermavant Sciences Ltd. (“Dermavant”) during the three and six months ended September 30, 2024. In September 2024, Dermavant entered into an Agreement and Plan of Merger with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon, and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.
Results of Operations
Comparison of the three and six months ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three months ended September 30, 2025 and 2024:

	Three Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$1,571	$4,475	$(2,904)
Operating expenses:
Cost of revenues	111	234	(123)
Research and development	164,568	143,073	21,495
General and administrative	143,125	202,881	(59,756)
Total operating expenses	307,804	346,188	(38,384)
Loss from operations	(306,233)	(341,713)	35,480
Change in fair value of investments	(128,501)	(48,375)	(80,126)
Change in fair value of liability instruments	20,959	(635)	21,594
Interest income	(45,341)	(69,773)	24,432
Other expense, net	5,694	1,453	4,241
Loss from continuing operations before income taxes	(159,044)	(224,383)	65,339
Income tax expense	6,995	12,458	(5,463)
Loss from continuing operations, net of tax	(166,039)	(236,841)	70,802
Loss from discontinued operations, net of tax	—	(43,083)	43,083
Net loss	(166,039)	(279,924)	113,885
Net loss attributable to noncontrolling interests	(52,520)	(49,740)	(2,780)
Net loss attributable to Roivant Sciences Ltd.	$(113,519)	$(230,184)	$116,665

The following table sets forth our results of operations for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024	Change
	(in thousands)
Revenue	$3,741	$12,465	$(8,724)
Operating expenses:
Cost of revenues	265	447	(182)
Research and development	317,487	263,580	53,907
General and administrative	277,144	302,773	(25,629)
Total operating expenses	594,896	566,800	28,096
Gain on sale of Telavant net assets	—	110,387	(110,387)
Loss from operations	(591,155)	(443,948)	(147,207)
Change in fair value of investments	(109,376)	(63,601)	(45,775)
Change in fair value of liability instruments	23,288	515	22,773
Interest income	(93,663)	(141,900)	48,237
Other expense, net	16,902	5,061	11,841
Loss from continuing operations before income taxes	(428,306)	(244,023)	(184,283)
Income tax expense	11,644	24,421	(12,777)
Loss from continuing operations, net of tax	(439,950)	(268,444)	(171,506)
Income from discontinued operations, net of tax	—	46,010	(46,010)
Net loss	(439,950)	(222,434)	(217,516)
Net loss attributable to noncontrolling interests	(103,076)	(87,547)	(15,529)
Net loss attributable to Roivant Sciences Ltd.	$(336,874)	$(134,887)	$(201,987)
Variance analysis for three and six months ended September 30, 2025 and 2024
Revenue

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Revenue	$1,571	$4,475	$(2,904)	$3,741	$12,465	$(8,724)
Revenue decreased by $2.9 million to $1.6 million for the three months ended September 30, 2025, compared to $4.5 million for the three months ended September 30, 2024. During both the three months ended September 30, 2025 and 2024, revenue was primarily driven by amounts earned in connection with license agreements at Genevant.
Revenue decreased by $8.7 million to $3.7 million for the six months ended September 30, 2025, compared to $12.5 million for the six months ended September 30, 2024. During both the six months ended September 30, 2025 and 2024, revenue was largely driven by amounts earned in connection with license agreements at Genevant.

Research and development expenses
For the three months ended September 30, 2025 and 2024, our research and development expenses consisted of the following:

	Three Months Ended September 30,
	2025	2024(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$23,087	$29,614	$(6,527)
Anti-FcRn franchise—endocrine diseases	24,895	14,887	10,008
Anti-FcRn franchise—rheumatology diseases	13,611	9,045	4,566
Anti-FcRn franchise—dermatology diseases	7,952	4,943	3,009
Anti-FcRn franchise—other clinical and nonclinical	319	1,134	(815)
Brepocitinib	14,715	10,517	4,198
Mosliciguat	7,467	6,184	1,283
Other development and discovery programs(2)	11,184	13,679	(2,495)
Total program-specific costs	103,230	90,003	13,227

Unallocated internal costs:
Share-based compensation	10,996	9,911	1,085
Personnel-related expenses	40,658	33,577	7,081
Other expenses	9,684	9,582	102
Total research and development expenses	$164,568	$143,073	$21,495
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) For the three months ended September 30, 2025, terminated program expenses consisted of $0.9 million for Namilumab. For the three months ended September 30, 2024, terminated program expenses consisted of $3.5 million for Namilumab and $0.2 million for RVT-2001.

Research and development expenses increased by $21.5 million to $164.6 million for the three months ended September 30, 2025, compared to $143.1 million for the three months ended September 30, 2024. This increase was primarily driven by an increase in program-specific costs of $13.2 million and personnel-related expenses of $7.1 million.
The increase of $13.2 million in program-specific costs was primarily driven by an increase of $10.2 million related to the anti-FcRn franchise and $4.2 million related to brepocitinib, reflecting the progression of our programs.
The majority of share-based compensation and personnel-related expenses, which are unallocated internal costs, were related to the anti-FcRn franchise activities at Immunovant. The increase of $7.1 million in personnel-related expenses was primarily driven by higher headcount to support additional clinical studies for the anti-FcRn franchise.

For the six months ended September 30, 2025 and 2024, our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2025	2024(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—neurological diseases	$44,024	$48,093	$(4,069)
Anti-FcRn franchise—endocrine diseases	44,224	30,800	13,424
Anti-FcRn franchise—rheumatology diseases	21,820	9,045	12,775
Anti-FcRn franchise—dermatology diseases	13,097	4,943	8,154
Anti-FcRn franchise—other clinical and nonclinical	2,711	7,535	(4,824)
Brepocitinib	29,735	21,111	8,624
Mosliciguat	15,852	9,164	6,688
Other development and discovery programs(2)	21,420	29,194	(7,774)
Total program-specific costs	192,883	159,885	32,998

Unallocated internal costs:
Share-based compensation	22,095	20,443	1,652
Personnel-related expenses	83,188	65,122	18,066
Other expenses	19,321	18,130	1,191
Total research and development expenses	$317,487	$263,580	$53,907
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) For the six months ended September 30, 2025, terminated program expenses consisted of $1.9 million for Namilumab. For the six months ended September 30, 2024, terminated program expenses consisted of $7.9 million for Namilumab and $1.9 million for RVT-2001.

Research and development expenses increased by $53.9 million to $317.5 million for the six months ended September 30, 2025, compared to $263.6 million for the six months ended September 30, 2024. This increase was primarily driven by an increase in program-specific costs of $33.0 million and personnel-related expenses of $18.1 million.
The increase of $33.0 million in program-specific costs was primarily driven by an increase of $25.5 million related to the anti-FcRn franchise and $8.6 million related to brepocitinib, reflecting the progression of our programs.
The majority of share-based compensation and personnel-related expenses, which are unallocated internal costs, were related to the anti-FcRn franchise activities at Immunovant. The increase of $18.1 million in personnel-related expenses was primarily driven by higher headcount to support additional clinical studies for the anti-FcRn franchise.
General and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
General and administrative	$143,125	$202,881	$(59,756)	$277,144	$302,773	$(25,629)
General and administrative expenses decreased by $59.8 million to $143.1 million for the three months ended September 30, 2025, compared to $202.9 million for the three months ended September 30, 2024. This decrease was due to a decrease in personnel-related expense of $71.9 million, largely as a result of higher expense during the three months ended September 30, 2024 related to one-time cash retention awards from the 2024 Senior Executive Compensation Program. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” in our financial statements and the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information.

General and administrative expenses decreased by $25.6 million to $277.1 million for the six months ended September 30, 2025, compared to $302.8 million for the six months ended September 30, 2024. This decrease was due to a decrease in personnel-related expense of $71.4 million, which largely resulted from higher expense for the six months ended September 30, 2024 related to the one-time cash retention awards from the 2024 Senior Executive Compensation Program and the Cash Bonus Program (as defined below). The decrease was partially offset by an increase in share-based compensation expense of $45.6 million, largely as a result of long-term equity incentive awards from the 2024 Senior Executive Compensation Program.
A summary of general and administrative expense relating to the special one-time cash retention bonus award to its employees awarded during the year ended March 31, 2024 (the “Cash Bonus Program”) and 2024 Senior Executive Compensation Program is as follows:

	Three Months Ended September 30,		Six Months Ended September 30,		Remaining Expense as of September 30, 2025
	2025	2024	2025	2024
	(in thousands)
Cash Bonus Program	$2,399	$6,615	$4,510	$13,539	$—
2024 Senior Executive Compensation Program:
Cash awards	11,159	79,102	14,819	79,102	—
Performance restricted stock units	36,404	21,872	66,561	21,872	214,587
Restricted stock units	3,401	1,805	5,708	1,805	60,808
Stock options	183	303	357	303	1,935
Total	$53,546	$109,697	$91,955	$116,621	$277,330
Gain on sale of Telavant net assets

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain on sale of Telavant net assets	$—	$—	$—	$—	$110,387	$(110,387)
Gain on sale of Telavant net assets was approximately $110.4 million for the six months ended September 30, 2024 and resulted from the achievement of a one-time milestone in June 2024. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information.
Change in fair value of investments

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$(128,501)	$(48,375)	$(80,126)	$(109,376)	$(63,601)	$(45,775)
Changes in fair value of investments were unrealized gains of $128.5 million and $48.4 million for the three months ended September 30, 2025 and 2024, respectively. The increase of $80.1 million was driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant, which was driven by growth in forecasted financial performance.
Changes in fair value of investments were unrealized gains of $109.4 million and $63.6 million for the six months ended September 30, 2025 and 2024, respectively. The increase of $45.8 million was driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant, which was driven by growth in forecasted financial performance.

Change in fair value of liability instruments

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of liability instruments	$20,959	$(635)	$21,594	$23,288	$515	$22,773
Change in fair value of liability instruments was a loss of $21.0 million and a gain of $0.6 million for the three months ended September 30, 2025 and 2024, respectively. The change in fair value of liability instruments for the three months ended September 30, 2025 consisted of a loss relating to the earn-out share liabilities issued as part of the Business Combination.
Changes in fair value of liability instruments were losses of $23.3 million and $0.5 million for the six months ended September 30, 2025 and 2024, respectively. The change in fair value of liability instrument for the six months ended September 30, 2025 consisted of a loss relating to the earn-out share liabilities issued as part of the Business Combination.
Interest income

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$(45,341)	$(69,773)	$24,432	$(93,663)	$(141,900)	$48,237
Interest income decreased by $24.4 million to $45.3 million for the three months ended September 30, 2025, compared to $69.8 million for the three months ended September 30, 2024. The decrease is primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts and lower interest rates.
Interest income decreased by $48.2 million to $93.7 million for the six months ended September 30, 2025, compared to $141.9 million for the six months ended September 30, 2024. The decrease is primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts and lower interest rates.
Income tax expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income tax expense	$6,995	$12,458	$(5,463)	$11,644	$24,421	$(12,777)
Income tax expense decreased by $5.5 million to $7.0 million for the three months ended September 30, 2025, compared to $12.5 million for the three months ended September 30, 2024. The decrease is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods.
Income tax expense decreased by $12.8 million to $11.6 million for the six months ended September 30, 2025, compared to $24.4 million for the six months ended September 30, 2024. The decrease is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods.

(Loss) income from discontinued operations, net of tax

	Three Months Ended September 30,			Six Months Ended September 30,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
(Loss) income from discontinued operations, net of tax	$—	$(43,083)	$43,083	$—	$46,010	$(46,010)
Loss from discontinued operations, net of tax was $43.1 million for the three months ended September 30, 2024 and income from discontinued operations, net of tax was $46.0 million for the six months ended September 30, 2024. These amounts represent the financial results of Dermavant during these periods. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.
Liquidity and Capital Resources
For the six months ended September 30, 2025 and 2024, we incurred net losses from continuing operations of $440.0 million and $268.4 million, respectively. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.4 billion and our accumulated deficit was $429.1 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.
Our short-term and long-term liquidity requirements as of September 30, 2025 included:
•obligations under our leases (refer to Note 11, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding our lease commitments); and
•certain commitments related to the contract manufacturing of batoclimab drug substance. As of September 30, 2025, our subsidiary, Immunovant, has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $1.0 million, $10.1 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2028, 2029 and 2030, respectively.

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
On June 24, 2025, our board of directors authorized a common share repurchase program allowing for repurchases of our common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of September 30, 2025 pursuant to this repurchase program.

Our board of directors previously had authorized a common share repurchase program, allowing for repurchases of our common shares in an aggregate amount of up to $1.5 billion (excluding fees and expenses), which was completed in June 2025. In April 2024, pursuant to this share repurchase program, we entered into a share repurchase agreement with Sumitomo Pharma Co., Ltd. (“Sumitomo”) and repurchased all 71,251,083 common shares held by Sumitomo at a purchase price per share of $9.10, for an aggregate purchase price of approximately $648.4 million. Subsequent to the repurchase of the common shares held by Sumitomo, additional repurchases of 57,110,703 shares were made in open market transactions under the share repurchase program during the fiscal year ended March 31, 2025 for an aggregate purchase price of approximately $644.8 million. During the three months ended June 30, 2025, repurchases of 20,269,450 shares were made for an aggregate purchase price of approximately $208.3 million.
Funding Requirements
We expect our expenses to increase in connection with our ongoing activities, particularly as we advance the discovery efforts, preclinical activities, clinical trials and potential commercialization of our product candidates. Our operating results, including our net losses, may fluctuate significantly from quarter-to-quarter and year-to-year, depending on the timing of our planned clinical trials, our expenditures on other research and development activities and our commercialization efforts. We anticipate our expenses will increase substantially as we:
•fund preclinical studies and clinical trials for our product candidates, which we are pursuing or may choose to pursue in the future;
•fund the manufacturing of drug substance and drug product of our product candidates in development;
•seek to identify, acquire, develop and commercialize additional product candidates;
•invest in activities related to the discovery of novel drugs and advancement of our internal programs;
•integrate acquired product candidates or technologies into a comprehensive regulatory and product development strategy;
•maintain, expand and protect our intellectual property portfolio;
•hire scientific, clinical, quality control and administrative personnel;
•add operational, financial and management information systems and personnel, including personnel to support our drug development efforts;
•achieve milestones under our agreements with third parties that will require us to make substantial payments to those parties;
•seek regulatory approvals for any product candidates that successfully complete clinical trials;
•build out our sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize any drug candidates for which we may obtain regulatory approval; and
•operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2025 and 2024:

	Six Months Ended September 30,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(390,047)	$(459,635)
Net cash used in investing activities	$(965,294)	$(3,294,559)
Net cash used in financing activities	$(125,181)	$(769,690)
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.
For the six months ended September 30, 2025, cash used in operating activities decreased by $69.6 million to $390.0 million compared to $459.6 million for the six months ended September 30, 2024. This decrease was primarily due to certain cost savings during the six months ended September 30, 2025 as a result of the sale of Dermavant and termination of Namilumab and RVT-2001 programs along with lower cash compensation during the six months ended September 30, 2025 as a result of higher one-time cash awards made pursuant to the 2024 Senior Executive Compensation Program during the six months ended September 30, 2024. These decreases were partially offset by greater cash requirements to advance our existing research and development programs, including the anti-FcRn franchise and brepocitinib, and less interest income received during the six months ended September 30, 2025.
Investing Activities
For the six months ended September 30, 2025, cash used in investing activities decreased by approximately $2.3 billion to $965.3 million compared to approximately $3.3 billion for the six months ended September 30, 2024, primarily related to a decrease in purchases of marketable securities along with the maturities of certain marketable securities during the six months ended September 30, 2025.
Financing Activities
For the six months ended September 30, 2025, cash used in financing activities decreased by $644.5 million to $125.2 million compared to $769.7 million for the six months ended September 30, 2024, primarily related to a decrease in cash used for the repurchase of our common shares and an increase in cash proceeds from exercise of the Company’s and subsidiary stock options during the six months ended September 30, 2025.

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
Interest Rate Sensitivity
As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.4 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.
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
Equity Price Risk
As of September 30, 2025, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 10% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of September 30, 2025 by approximately $41.2 million.

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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended September 30, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our ability to execute on our business model, successfully develop and commercialize product candidates and eventually generate revenues from the sales of our product candidates following regulatory approvals depends on a number of factors, including our ability to:
•successfully progress and complete our ongoing and future clinical trials;
•identify and consummate new acquisition or in-licensing opportunities, and then advance the acquired or in-licensed product candidates through clinical trials;
•obtain regulatory approvals for our current and future product candidates;
•successfully launch commercial sales of our product candidates following regulatory approvals, whether alone or in collaboration with others, including establishing sales, marketing and distribution systems;

•set acceptable prices for our product candidates following regulatory approvals and obtain coverage and adequate reimbursement from third-party payors;
•achieve market acceptance of our product candidates following regulatory approvals in the medical community and with third-party payors and consumers;
•make milestone, royalty or other payments due under any licenses or agreements;
•obtain, maintain, expand, protect and enforce our intellectual property portfolio, including intellectual property obtained through license agreements;
•realize the benefits of our strategic partnerships and other collaborations, including the Dermavant Transaction;
•attract, hire and retain experienced management teams and qualified personnel to support our ongoing clinical development efforts, including at existing and newly-formed Vants, and successfully prepare for the commercialization of our product candidates following regulatory approvals;
•initiate and maintain relationships with third-party suppliers and manufacturers and have commercial quantities of product candidates, following regulatory approvals, manufactured at acceptable cost and quality levels and in compliance with FDA and other regulatory requirements;
•negotiate favorable terms in any collaboration, licensing or other arrangements into which we may enter;
•raise additional funds when needed and on terms acceptable to us;
•successfully grow our healthcare technology Vants and market the products and services offered by those Vants;
•defend against any product liability claims or other lawsuits related to our product candidates; and
•continue to meet the requirements of being a public company, including requirements under the Sarbanes-Oxley Act of 2002 (“SOX”) and continue to protect our business operations and systems from cybersecurity threats.
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
Immunovant continues to expect the first of the two batoclimab Phase 3 TED studies to read out before the end of calendar year 2025. However, due to evolving competitive dynamics, Immunovant anticipates sharing top-line results from both TED studies concurrently in the first half of calendar year 2026. As previously disclosed, Immunovant will make a final decision about the future development and regulatory submissions for batoclimab in the future based on the aggregate information available at the time in consultation with our partner HanAll. HanAll has a variety of interests in the licensed products under the HanAll Agreement and outside of Immunovant’s licensed territories, and may, as a result of those interests, disagree with, or initiate a dispute with respect to, Immunovant’s development or commercialization plans for batoclimab. While the HanAll Agreement gives Immunovant final control over development and regulatory decisions relating to batoclimab in our licensed territories, to the extent HanAll disagrees with future development plans for batoclimab, they could initiate a dispute for alleged breach of the HanAll Agreement and the dispute may result in arbitration or litigation. While HanAll can assert breach at any time, we do not believe there is any basis for such a claim, and would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert management’s attention from core business functions and may result in unfavorable results that materially impact Immunovant’s business. Further, Immunovant’s decision with respect to future development and regulatory submissions for batoclimab could impact and result in disputes with third parties, such as with respect to the contract manufacturing of batoclimab, which similarly may be time consuming and expensive to resolve.

We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates in the near term. As a result, we cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.4 billion and our accumulated deficit was approximately $429.1 million.
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
We have in the past engaged in acquisitions, divestitures and other strategic transactions, and we may in the future pursue similar opportunities. For example, in October 2024 we completed the Dermavant Transaction, the consideration for which consisted of an upfront payment of $183.6 million and a milestone payment of $75 million upon FDA approval of VTAMA for the treatment of atopic dermatitis (the “AD Approval Milestone”). We received the AD Approval Milestone in January 2025. In addition, at closing, all former Dermavant equity holders, including Roivant, received the right to receive their pro rata portion of (i) milestone payments of up to $950 million for the achievements of certain tiered net sales amounts with respect to VTAMA, each less than or equal to $1 billion and (ii) tiered royalties of (x) low-to-mid single digit percentages with respect to annual net sales of VTAMA up to $1 billion and (y) 30% with respect to annual net sales of VTAMA above $1 billion. There can be no assurance that we will receive any of the future milestone or royalty payments owed in connection with the Dermavant Transaction, or that the proceeds from the Dermavant Transaction will exceed the profits that we could have generated if we had continued to own and operate Dermavant as one of our Vants. For more information on the Dermavant Transaction, please refer to Note 6, “Discontinued Operations” to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Any such future strategic transactions will entail numerous risks, including:
•in connection with divestiture or other sale or partnering transactions:
•the failure to realize the expected benefits from the transaction, including receiving milestone and royalty payments owed in connection with the transaction; and
•risks and uncertainties associated with the counterparty to any such transaction, including their ability to successfully develop and commercialize a product candidate such that milestone and royalty payments are triggered or their ability to make milestone and royalty payments when such payments are due;
•in connection with acquisition or in-licensing transactions:
•the risks generally applicable to biopharmaceutical drug development, including that the acquired or in-licensed program does not generate the expected clinical outcomes, that the expected timelines for the clinical program are delayed or otherwise slower than expected, that safety or tolerability issues arise in the clinical trials or that other regulatory issues arise, including the inability to receive regulatory approvals on the expected timelines or at all;
•the ability following applicable regulatory approvals to generate revenues from an acquired product candidate or program sufficient to meet our objectives or offset the associated transaction and maintenance costs;
•risks associated with the transfer or integration of the operations of an acquired entity or program, including difficulties associated with integrating any new personnel; and
•increased operating expenses and cash requirements, the assumption of indebtedness or contingent liabilities or the issuance of our equity securities in connection with such a transaction, which would result in dilution to our shareholders;
•the diversion of our management’s attention from existing programs and other operational matters; and
•the loss of key employees and other uncertainties, including our ability to maintain key business relationships at the acquired entity, that may arise in connection with a given transaction.

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
As of September 30, 2025, we had cash, cash equivalents and marketable securities of approximately $4.4 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or the in-licensing of intellectual property, products, product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and even if such a transaction is identified, may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general macroeconomic and market trends and conditions, including volatility in the capital markets, and the other risks described herein.
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
Our business strategy and potential for future growth rely on a number of assumptions, some or all of which may not be realized.
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
Unfavorable, uncertain and rapidly changing global and regional economic, political and public health conditions could adversely affect our business, financial condition and results of operations.
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
Additionally, uncertainties resulting from political instability (including workforce uncertainty), international hostilities (including the current military conflict between Russia and Ukraine and the conflict in the Middle East), trade disputes between nations (including current trade disputes with China), a global financial crisis, wars, terrorism, and civil unrest could adversely affect our business. In particular, given the new administration in the United States, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, tariffs, treaties, taxes and other limitations on cross-border operations. The U.S. government has and continues to make significant additional changes in U.S. trade policies and tariffs and may continue to take future actions that could negatively impact U.S. trade. For example, legislation has been introduced in Congress to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or import goods or use services from existing service providers or become unable to export or, if approved, sell our products, our business, liquidity, financial condition and results of operations would be materially and adversely affected.
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
We and certain of our Vants engage in contract manufacturing, conduct clinical trials and perform laboratory research activities outside the U.S., including in Asia. Any disruption in production or inability of contracted manufacturers in Asia to produce adequate quantities to meet our or the Vants’ needs could impair our or the Vants’ ability to operate on a day-to-day basis and to continue development of certain product candidates. In particular, trade tensions and conflict between the United States and China remain high, and could result in changes to the laws, rules, regulations and policies of the governments of the United States or China that impact the ability of U.S. biotechnology companies to partner with entities in China. For example, starting in February 2025 the U.S. imposed additional tariffs on Chinese imports, and China has responded with tariffs on U.S. products. We or certain of our Vants also conduct certain laboratory research and expect to have clinical trial sites in Asia. We are exposed to the possibility of product supply disruption, clinical trial delays and increased costs in the event of changes in governmental policies, political unrest or unstable economic conditions in Asia. Any disruption of these activities could materially and adversely affect our business and results of operations.
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
Disruptions at the FDA and other government agencies may slow the time required for new drugs to be reviewed and approved, which could adversely affect our business. For example, over the last several years the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough employees and suspend certain activities. The Trump administration’s freeze on hiring and new return-to-office policy may disrupt normal operations of federal agencies, including the FDA. If the current government shutdown continues or another funding or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. There is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and regulatory approval process for our product candidates. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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
The commencement and completion of clinical trials and other studies may be delayed by several factors, including:
•the inability to generate sufficient data to support the initiation or continuation of clinical trials;
•difficulty identifying patients and enrolling them in clinical trials and other studies, including as a result of competing trials run by other pharmaceutical companies;
•the failure to add, or delays in activating, a sufficient number of clinical trial sites;
•the inability to reach agreement on acceptable terms with prospective CROs and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•the failure by our CROs or other third parties to adhere to clinical trial agreements;
•the failure to manufacture or release sufficient quantities of our product candidates or failure to obtain sufficient quantities of active comparator medications for our clinical trials, if applicable, that in each case meet our quality standards, for use in clinical trials;
•the inability or unwillingness of clinical investigators or study participants to follow our clinical and other applicable protocols or applicable regulatory requirements;
•unforeseen safety issues, or subjects experiencing severe or unexpected adverse events;
•a lack of clinical benefit or effectiveness being demonstrated during clinical trials;
•the occurrence of serious adverse events in trials of the same class of agents conducted by other sponsors;
•premature discontinuation of study participants from clinical trials or missing data;
•the inability to monitor patients adequately during or after treatment;
•inappropriate unblinding of trial results;
•changes in the market that render continued development of a product candidate no longer reasonable or commercially attractive;
•the cost of clinical trials of our product candidates being greater than we anticipated;
•unanticipated impact from changes in or modifications to protocols or clinical trial design, including those that may be required by the FDA or other regulatory authorities;

•the failure to obtain regulatory authorization to commence a clinical trial or reach consensus with regulatory authorities regarding the design or implementation of our studies;
•resolving any dosing issues, including those raised by the FDA or other regulatory authorities;
•changes in regulatory requirements and guidance that require amending or submitting new clinical protocols;
•changes in the approval policies or regulations of the FDA or other regulatory authorities;
•an IRB or EC refusing to approve, suspending, or terminating the trial at an investigational site, precluding enrollment of additional subjects, or withdrawing their approval of the trial; or
•other regulatory issues, including the receipt of any inspectional observations on FDA’s Form-483, Warning or Untitled Letters, clinical holds or complete response letters or similar communications/objections by other regulatory authorities.
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
The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the trial until its conclusion. We may experience difficulties in patient enrollment and retention in our clinical trials for a variety of reasons, including:
•the size and characteristics of the patient population;
•the patient eligibility criteria defined in the protocol, including biomarker-driven identification and certain highly-specific criteria related to stage of disease progression, which may limit the patient populations eligible for our clinical trials to a greater extent than competing clinical trials for the same indication that do not have biomarker-driven patient eligibility criteria;
•the design of the trial, including the size of the study population required for analysis of the trial’s primary endpoints;
•the number and location of clinical trials sites, including the proximity of patients to trial sites;
•our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•competing clinical trials for similar therapies or targeting patient populations meeting our patient eligibility criteria;
•clinicians’ and patients’ perceptions as to the potential advantages and side effects of the product candidate being studied in relation to other available therapies and product candidates;
•our ability to obtain and maintain patient consents; and
•the risk that patients enrolled in clinical trials will not complete such trials, for any reason, including the risk of higher drop-out rates if participants become infected with a virus or other infectious disease that impacts their participation in our trials.
Our inability to enroll and retain a sufficient number of patients for our clinical trials would result in significant delays or may require us to abandon one or more clinical trials altogether. Enrollment delays and retention challenges in our clinical trials may result in increased development costs for our product candidates, delay our ability to obtain clinical data, and jeopardize our ability to obtain marketing approval for the sale of our product candidates. For certain of our product candidates, including brepocitinib and IMVT-1402, which target various autoimmune indications, there are limited patient pools from which to draw in order to complete our clinical trials in a timely and cost-effective manner. In addition, for certain of our early-stage development programs, there may be a limited number of sites where it is feasible to run clinical trials, making such programs particularly susceptible to delays caused by issues at those sites.
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
Interim, preliminary or topline data from our clinical trials that we announce or publish from time to time may change as more patient data become available and are subject to audit and verification procedures that could result in material changes in the final data.
From time to time, we may publicly disclose interim, preliminary or topline data from our clinical trials, which are based on a preliminary analysis of then-available data. These results and related findings and conclusions are subject to change following a full analysis of all data related to the particular trial.
We also make assumptions, estimations, calculations and conclusions as part of our analyses of data, and we may not have received or had the opportunity to fully and carefully evaluate all data. As a result, the interim, preliminary and topline results that we report may differ from future results of the same trials, or different conclusions or considerations may qualify such results, once additional data have been received and fully evaluated. Topline data also remain subject to audit and verification procedures that may result in the final data being materially different from the topline data we previously reported. As a result, interim, preliminary and topline data should be viewed with caution until the final data are available. Interim data are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. Adverse differences between interim, preliminary or topline data and final data could significantly harm our business prospects. Further, disclosure of preliminary or interim data by us or by our competitors could result in increased volatility in the price of our shares.

Further, other parties, including our collaborators or regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of a particular product candidate and our business in general. In addition, the information we choose or are required to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and you or others may not agree with what we determine is the material or otherwise appropriate information to include in our disclosure. Any information we determine not to disclose may ultimately be deemed significant with respect to future decisions, conclusions, views, activities or otherwise regarding a particular product, product candidate or our business. If the interim, preliminary or topline data that we report differ from later, final or actual results, or if others, including our collaborators or regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for and commercialize our product candidates and our business, operating results, prospects or financial condition may be harmed.
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
Changes to the leadership at the FDA and other federal agencies under the Trump administration, as well as executive orders and other executive actions, such as a freeze on hiring, the implementation of new regulations and certain external communications, may impact our clinical development and timelines. In particular, ongoing efforts by the Trump Administration to reduce the size of the FDA and other branches of the Department of Health and Human Services (“HHS”), including through reductions in staff, may further increase the unpredictability in approval timelines for our product candidates. For example, on February 11, 2025, President Trump issued an executive order on workforce optimization, seeking to reduce the size of the federal workforce through large-scale reductions in force and by placing limitations on the number of new employee hires. Pursuant to this executive order, on March 27, 2025, HHS announced that it was initiating a restructuring of the department, including reducing the FDA’s workforce by approximately 3,500 full-time employees, which began on April 1, 2025. On July 8, 2025, the U.S. Supreme Court granted an application for a stay pertaining to an injunction entered by the U.S. District Court for the Northern District of California regarding the HHS reduction in staff, and on July 14, 2025, HHS emailed certain employees to notify them of their separation from HHS effective the same day. The termination of these employees has been preceded and accompanied by the resignation of senior leaders within the FDA, resulting in the loss of institutional knowledge and experience. Although the full impact of these events remains unclear, we expect there will be an adverse effect on the FDA’s ability to efficiently carry out its functions, including conducting inspections and timely reviewing drug and biologic product applications, and a potential impact on how it interprets and enforces its authorities, which we expect will be exacerbated due to the ongoing federal government shutdown. In addition, the future of the currently applicable Prescription Drug User Fee Act construct to ensure timely FDA review of applications may be impacted due to expressed concerns about the effect on industry-FDA relations, and staffing shortages.
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
Obtaining marketing approval of a new drug is an extensive, lengthy, expensive and inherently uncertain process and the FDA or other regulatory authorities may delay, limit or deny approval of a product candidate for many reasons, including:
•we may not be able to demonstrate that a product candidate is safe and effective as a treatment for the targeted indications, and in the case of our product candidates regulated as biological products, that the product candidate is safe, pure and potent for use in its targeted indication, to the satisfaction of the FDA or other relevant regulatory authorities;
•a product candidate may be shown to have harmful side effects or other characteristics that indicate it is unlikely to be effective or otherwise does not meet applicable regulatory criteria;
•the FDA or other relevant regulatory authorities may require additional pre-approval studies or clinical trials, which would increase costs and prolong development timelines;
•the results of clinical trials may not meet the level of statistical or clinical significance required by the FDA or other relevant regulatory authorities for marketing approval;
•the FDA or other relevant regulatory authorities may disagree with the number, design, size, conduct or implementation of clinical trials, including the design of proposed preclinical and early clinical trials of any future product candidates;
•the CROs that we retain to conduct clinical trials may take actions outside of our control, or otherwise commit errors or breaches of protocols, that adversely impact the clinical trials and ability to obtain marketing approvals;
•the FDA or other relevant regulatory authorities may not find the data from nonclinical, preclinical studies or clinical trials sufficient to demonstrate that the clinical and other benefits of a product candidate outweigh its safety risks;
•the FDA or other relevant regulatory authorities may disagree with an interpretation of data or significance of results from nonclinical, preclinical studies or clinical trials or may require additional studies;

•the FDA or other relevant regulatory authorities may not accept data generated at clinical trial sites, including in situations where the authorities deem that the data was not generated in compliance with GCP, ethical standards or applicable data protection laws;
•if an NDA, BLA or a similar application is referred for review by an advisory committee, the FDA or other relevant regulatory authority, as the case may be, may have difficulties scheduling an advisory committee meeting in a timely manner or the advisory committee may recommend against approval of our application or may recommend that the FDA or other relevant regulatory authorities, as the case may be, require, as a condition of approval, additional nonclinical, preclinical studies or clinical trials, limitations on approved labeling or distribution and use restrictions;
•the FDA or other relevant regulatory authorities may require development of a risk evaluation and mitigation strategy (“REMS”) drug safety program or its equivalent, as a condition of approval;
•the FDA or other relevant regulatory authorities may require additional post-marketing studies and patient registries for product candidates;
•the FDA or other relevant regulatory authorities may find the chemistry, manufacturing and controls data insufficient to support the quality of our product candidates;
•the FDA or other relevant regulatory authorities may identify deficiencies in the manufacturing processes or facilities of third-party manufacturers; or
•the FDA or other relevant regulatory authorities may change their approval policies or adopt new regulations.
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
If one or more of our product candidates receives marketing approval, and we or others, including our collaborators, later identify undesirable side effects or adverse events caused by such products, a number of potentially significant negative consequences could result, including but not limited to:
•regulatory authorities may withdraw, revoke, suspend, vary or limit their approval of the product candidate or require a REMS (or equivalent outside the U.S.) to impose restrictions on its distribution or other risk management measures;
•regulatory authorities may request or require that we recall a product candidate;
•additional restrictions being imposed on the distribution, marketing or manufacturing processes of our product candidates or any components thereof, including a “black box” warning or contraindication on product labels or communications containing warnings or other safety information about the product candidate;
•regulatory authorities may require the addition of labeling statements, such as warnings or contraindications, require other labeling changes of a product candidate or require field alerts or other communications to physicians, pharmacies or the public;
•we may be required to change the way a product candidate is administered or distributed, conduct additional clinical trials, change the labeling of a product candidate or conduct additional post-marketing studies or surveillance;
•we may be required to repeat preclinical studies or clinical trials or terminate programs for a product candidate, even if other studies or trials related to the program are ongoing or have been successfully completed;
•we may be sued and held liable for harm caused to patients, or may be subject to fines, restitution or disgorgement of profits or revenues;

•physicians may stop prescribing a product candidate;
•reimbursement may not be available for a product candidate;
•we may elect to discontinue the sale of a product candidate;
•our product candidates may become less competitive; and
•our reputation may suffer.
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
While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA and other foreign competent authorities strictly regulate manufacturers’ promotion of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties and enforcement actions. The same rules on off-label promotion apply in the E.U. and the U.K. Further, in the U.S., we expect that direct-to-consumer (“DTC”) advertisements will be subject to increased scrutiny and enforcement by the FDA based on its aggressive enforcement posture with respect to DTC prescription drug advertisements. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which could materially adversely affect our business and financial condition.
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
There may not be any pharmacologic therapies approved to treat certain conditions that we attempt to address, and there may be few clinical trials attempted and no approved treatments for these conditions. As a result, the design and conduct of clinical trials of product candidates for the treatment of these conditions may take longer, be more costly or be more complicated to design due to the novelty of development in these conditions; and even if the FDA or other regulatory authorities do find our success criteria to be sufficiently validated and clinically meaningful, we may not achieve the pre-specified endpoint to a degree of statistical significance in our pivotal or other clinical trials. Further, even if we achieve the pre-specified criteria, our clinical trials may produce unpredictable or inconsistent results compared to the more traditional efficacy endpoints in the trial. As a result, achieving regulatory approval for such product candidates could be more uncertain, more costly and more time-consuming, which could adversely affect our business.
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
Quality management plays an essential role in the manufacturing of drugs or drug products, conducting clinical trials, preventing defects, improving our product candidates and services and assuring the safety and efficacy of our product candidates. We seek to maintain a robust quality management program which includes the following broad pillars of quality:
•monitoring and assuring regulatory compliance for clinical trials, manufacturing and testing of good applicable practice (“GxP”) (e.g., GCP, Good Laboratory Practices (“GLP”) and Good Manufacturing Practices (“GMP”) regulated) products;
•monitoring and providing oversight of all GxP suppliers (e.g., contract development manufacturing organizations and CROs);
•establishing and maintaining an integrated, robust quality management system for clinical, manufacturing, supply chain and distribution operations; and
•cultivating a proactive, preventative quality culture and employee and supplier training to ensure quality.
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
We have sought, or may in the future seek, Breakthrough Therapy Designation, Fast Track Designation or Orphan Drug Designation for certain of our product candidates. For example, in July 2021, Immunovant was granted orphan drug designation in the U.S. by the FDA for batoclimab for the treatment of MG and, in August 2022, it received orphan drug designation from the European Commission for batoclimab for the treatment of MG. Immunovant plans to seek orphan drug designation from the FDA for IMVT-1402 where there is a medically plausible basis for IMVT-1402’s use. Immunovant may also seek orphan drug designation for IMVT-1402 for the treatment of other indications in the E.U. In addition, in September 2024, Priovant announced that brepocitinib has been granted Fast Track Designation from the FDA for NIU. We may seek similar designations for other of our product candidates in the future where there is a basis for doing so.

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
The FDA also recently announced the Commissioner’s National Priority Voucher (“CNPV”) and pilot program, designed to accelerate the development and review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans. Specific priorities include addressing a U.S. public health crisis, addressing a large unmet need and increasing affordability, among others. Companies selected for the program will be issued a voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time. On October 16, 2025, the FDA announced the initial nine CNPV recipients under the program and anticipates announcing another group of recipients in the coming months.
The FDA also recently introduced the Rare Disease Evidence Principles (“RDEP”) to help provide greater speed and predictability in the review of therapies intended to treat rare diseases driven by a known, in-born genetic defect with very small populations or subpopulations (generally fewer than 1,000 patients in the United States) facing progressive deterioration in function leading to rapid or significant disability or death in a relatively short period of time and for whom there are no adequate alternative therapies that alter the course of the disease. Sponsors of eligible investigational therapies intended to address the genetic defect that is the major driver of the pathophysiology for such rare disease may apply to the RDEP process prior to the launch of a pivotal trial. Approval under the process may be based on one adequate and well-controlled study together with robust confirmatory evidence and may result in additional post-marketing requirements to further ensure safety and effectiveness. The RDEP process is separate from and independent of requests for orphan drug designation discussed below and does not bear on the FDA’s determination of whether a drug may be eligible for orphan drug designation.
Regulatory authorities in some jurisdictions, including the U.S., the U.K. and the European Economic Area (the “EEA”), may designate drugs and biologics for relatively small patient populations as orphan drugs. In the U.S., the FDA may designate a drug or biologic as an orphan drug if it is intended to treat a rare disease or condition, which is defined as a disease or condition that affects fewer than 200,000 individuals annually in the U.S. or for which there is no reasonable expectation that costs of research and development of the drug for the disease or condition can be recovered by sales of the drug in the U.S. Generally, if a product with an orphan drug designation subsequently receives the first marketing approval for the indication for which it has such designation, the product is entitled to a period of marketing exclusivity, which precludes the FDA from approving another marketing application for the same drug or biologic for the same orphan indication for that time period. In the U.S., in order for a product to receive orphan drug exclusivity, the FDA must not have previously approved a drug considered the same drug for the same orphan indication, or the subsequent drug must be shown to be clinically superior to such a previously approved same drug. The applicable period of marketing exclusivity is seven years in the U.S. A similar market exclusivity scheme exists in the EEA. The European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products grants Orphan Drug Designation to promote the development of products that are intended for the diagnosis, prevention or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the E.U. Additionally, designation is granted for products intended for the diagnosis, prevention or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the E.U. would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, Orphan Drug Designation is granted only if there is no satisfactory method of diagnosis, prevention or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. Orphan designation in the E.U. entitles a party to certain benefits, such as scientific assistance (protocol assistance), financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This orphan market exclusivity period prevents the European Commission, EMA and the competent authorities of the E.U. Member States from accepting an application or granting marketing authorization for any similar medicinal product intended for the same orphan indication. The orphan market exclusivity applies in parallel to the “normal” data and market exclusivity in the EEA, whereby no company can make reference to (rely on) the innovator drug company’s preclinical and clinical data in order to obtain a marketing authorization for eight years from the date of the first approval of the innovator drug in the EEA and no generic or biosimilar drug can be marketed for ten years from the first approval of the innovator drug in the EEA; the innovator drug may qualify for an extra year’s protection. This additional one year of marketing exclusivity may be obtained where the innovator company is granted, during the first eight years of the ten years market exclusivity, a marketing authorization for a significant new indication for the relevant medicinal product. In such a situation, the generic or biosimilar company can only market their product after 11 years from the first grant of the innovator company’s marketing authorization for the product in the EEA.
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
The commercial success of our product candidates, once regulatory approval has been received, will depend upon their degree of market acceptance by physicians, patients, third-party payors and others in the medical community. Receipt of marketing approval for our product candidates does not guarantee that they will gain sufficient market acceptance by physicians, patients, healthcare payors and others in the medical community. The degree of market acceptance for our product candidates will depend on a number of factors, including:
•the efficacy and potential advantages compared to alternative treatments;
•the ability to offer these products for sale at competitive prices;
•the ability to offer appropriate patient financial assistance programs, such as commercial insurance co-pay assistance;

•convenience and ease of dosing and administration compared to alternative treatments;
•the clinical indications for which the product candidate is approved by the FDA or comparable non-U.S. regulatory agencies;
•product labeling or product insert requirements of the FDA or other comparable non-U.S. regulatory authorities, including any limitations, contraindications or warnings contained in a product’s approved labeling;
•restrictions on how the product candidate is dispensed or distributed;
•the timing of market introduction of competitive products;
•publicity and health authority communications concerning our product candidates or competing products and treatments;
•the strength of marketing and distribution support;
•product cost and sufficient third-party insurance coverage or reimbursement, and patients’ willingness to pay out-of-pocket in the absence of third-party coverage or adequate reimbursement; and
•safety and the prevalence and severity of any side effects or adverse events.
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
Factors that may inhibit our efforts to commercialize a product candidate, if approved, on our own include:
•the inability to recruit and retain adequate numbers of effective sales, marketing, reimbursement, customer service, medical affairs and other support personnel;
•the inability of sales personnel to obtain access to physicians or persuade adequate numbers of physicians to prescribe any future approved products;
•the inability of reimbursement professionals to negotiate arrangements for formulary access, reimbursement and other acceptance by payors;
•the inability to price products at a sufficient price point to ensure an adequate and attractive level of profitability;
•restricted or closed distribution channels that make it difficult to distribute our products to segments of the patient population;
•the lack of complementary products to be offered by sales personnel, which may put us at a competitive disadvantage relative to companies with more extensive product lines; and
•unforeseen costs and expenses associated with creating an independent commercialization organization.
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
Our business operations and current and potential future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient support, charitable organizations, customers and others, expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws regulate the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates following regulatory approvals. Such laws include, without limitation:
•the federal Anti-Kickback Statute, which is a criminal law that prohibits, among other things, persons and entities from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under a federal healthcare program (such as Medicare and Medicaid). The term “remuneration” has been broadly interpreted by the federal government to include anything of value. Although there are a number of statutory exceptions and regulatory safe harbors protecting certain activities from prosecution, the exceptions and safe harbors are drawn narrowly, and arrangements may be subject to scrutiny or penalty if they do not fully satisfy all elements of an available exception or safe harbor. Practices that involve remuneration that may be alleged to be intended to induce prescribing, purchases or recommendations may be subject to scrutiny if they do not qualify for an exception or safe harbor. A person or entity does not need to have actual knowledge of the federal Anti-Kickback Statute or specific intent to violate it to have committed a violation; in addition, the government may assert that a claim including items or services resulting from a violation of the federal Anti-Kickback Statute constitutes a false or fraudulent claim for purposes of the False Claims Act. Violations of the federal Anti-Kickback Statute may result in civil monetary penalties up to $100,000 for each violation. Civil penalties for such conduct can further be assessed under the federal False Claims Act. Violations can also result in criminal penalties, including criminal fines and imprisonment of up to 10 years. Similarly, violations can result in exclusion from participation in government healthcare programs, including Medicare and Medicaid;
•the federal false claims laws, including the False Claims Act, which imposes civil penalties, including through civil whistleblower or qui tam actions, against individuals or entities for knowingly presenting, or causing to be presented, to the federal government, claims for payment that are false or fraudulent; knowingly making, using or causing to be made or used, a false record or statement material to a false or fraudulent claim; or knowingly making or causing to be made, a false statement to avoid, decrease or conceal an obligation to pay money to the federal government. The False Claims Act provides for suit by the federal government or private parties (qui tam relator) and when an entity is determined to have violated the federal civil False Claims Act, the government may impose significant civil fines and penalties for each false claim or statement for penalties assessed after January 30, 2023, plus treble damages, and exclude the entity from participation in Medicare, Medicaid and other federal healthcare programs;
•the federal health care fraud statute (established by HIPAA), which imposes criminal and civil liability for, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program or making false or fraudulent statements relating to healthcare matters; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the Administrative Simplification provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and their implementing regulations, which impose obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security, and transmission of individually identifiable health information on health plans, health care clearinghouses, and most healthcare providers (collectively, “covered entities”), and such covered entities’ “business associates,” defined as independent contractors or agents of covered entities that create, receive or obtain personally identifiable health information in connection with providing a service for or on behalf of the covered entity;

•various privacy, cybersecurity and data protection laws, rules and regulations at the international, federal, state and local level, which impose obligations with respect to safeguarding the privacy, security, and cross-border transmission of personally identifiable data, including personal health information;
•the federal Civil Monetary Penalties Law, which authorizes the imposition of substantial civil monetary penalties against an entity that engages in activities including, among others (1) knowingly presenting, or causing to be presented, a claim for services not provided as claimed or that is otherwise false or fraudulent in any way; (2) arranging for or contracting with an individual or entity that is excluded from participation in federal health care programs to provide items or services reimbursable by a federal health care program; (3) violations of the federal Anti-Kickback Statute; or (4) failing to report and return a known overpayment;
•the federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program (with certain exceptions) to report annually to the government information related to payments or other “transfers of value” made to physicians, certain other healthcare providers and teaching hospitals, and requires applicable manufacturers and group purchasing organizations to report annually to the government ownership and investment interests held by the physicians described above and their immediate family members and payments or other “transfers of value” to such physician owners (covered manufacturers are required to submit reports to the government by the 90th day of each calendar year);
•analogous state and E.U. and foreign national laws and regulations, such as state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government, and state laws that require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures;
•U.S. federal drug price reporting and government contracting statutes and regulations, the violation of which can lead to civil penalties, debarment and enforcement under the federal False Claims Act, and certain local and state laws that require disclosures to state agencies or boards and commercial purchasers, for example, with respect to certain price increases, some of which contain ambiguous requirements that government officials have not yet clarified; and
•E.U. and foreign national laws prohibiting promotion of prescription-only medicinal products to individuals other than healthcare professionals, governing strictly all aspects of interactions with healthcare professionals and healthcare organizations, including prior notification, review and approval of agreements with healthcare professionals, and requiring public disclosure of transfers of value made to a broad range of stakeholders, including healthcare professionals, healthcare organizations, medical students, physicians associations, patient organizations and editors of specialized press.
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
Additionally, the Trump Administration may pursue new or different drug pricing, trade and tariff, social and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, within his initial days in office, President Trump issued an executive order repealing former President Biden’s executive order 14087, which directed the Centers for Medicare and Medicaid Services (“CMS”) Center for Medicare and Medicaid Innovation to test new payment models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. In addition, the Trump Administration published an executive order 14273 titled “Lowering Drug Prices by Once Again Putting Americans First.” Generally, this executive order instructs HHS to recommend ways to lower drug prices. The Trump Administration also renewed the idea of international referencing pricing through the May 2025 executive order 14297 titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” Among other things, this executive order directs the Secretary of HHS to communicate most-favored-nation price targets to manufacturers and propose a rulemaking plan to impose most-favored-nation pricing if “significant progress” is not made towards achieving such pricing. It also states that the Administration will take additional aggressive action should manufacturers fail to offer American consumers the most-favored-nation lowest price. It is not clear if and how these executive orders will impact our business. It also is possible that specific related, subsequent actions and/or proposals are forthcoming. Additionally, President Trump also took executive action to end diversity, equity and inclusion initiatives among public-sector contractors and grantees. Moreover, the Trump Administration is prioritizing efforts to restructure HHS, including substantial reductions in workforce. It is not clear how this restructuring of HHS will impact our business. Finally, the Trump Administration has imposed broad tariffs on foreign imports, which in many cases has caused other nations to levy reciprocal tariffs on goods manufactured in the United States. These tariffs include a general 100% tariff on brand name pharmaceutical drugs, which the Trump Administration initially announced would begin on October 1, 2025. Manufacturers building a manufacturing facility in the U.S. would be exempt from this tariff. However, the tariff has been paused while the Trump Administration negotiates agreements with manufacturers that may permit them to avoid the tariffs. Agreements with certain manufacturers have been publicly announced so far, which would, among other things, give Medicaid access to the lowest price paid by other developed nations for the manufacturer’s products. It also is possible that additional tariffs on pharmaceuticals are forthcoming. These measures could impact our costs for raw materials and manufacturing as well as the market for our future products. Some of these policy changes may be subject to litigation, increasing the uncertainty of their effects on our business.
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
Individual states in the U.S. have also increasingly passed legislation and implemented regulations designed to control pharmaceutical and biological product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures. One notable example includes Colorado, where the state Prescription Drug Affordability Board set the first upper payment limit on a drug based on the IRA’s maximum fair price. Legally mandated price controls on payment amounts by third-party payors or other restrictions could harm our business, results of operations, financial condition and prospects. In addition, regional healthcare authorities and individual hospitals are increasingly using bidding procedures to determine what pharmaceutical products and which suppliers will be included in their prescription drug and other healthcare programs. This could reduce the ultimate demand for our product candidates following regulatory approval or put pressure on the pricing of our product candidates.
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

The continuing efforts of the government, insurance companies, managed care organizations and other payors of healthcare services to contain or reduce costs of healthcare and impose price controls may adversely affect:
•the demand for our product candidates following regulatory approval;
•our ability to receive or set a price that we believe is fair for our product candidates following regulatory approval;
•our ability to generate revenue and achieve sustained profitability; and
•the amount of taxes that we are required to pay.
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
We expect to face competition in the U.S. for our product candidates from therapies sourced from foreign countries that have placed price controls on pharmaceutical products. In the U.S., the Medicare Modernization Act contains provisions that may change U.S. importation laws and expand pharmacists’ and wholesalers’ ability to import cheaper versions of an approved drug and competing products from Canada, where there are government price controls. These changes to U.S. importation laws will not take effect unless and until the Secretary of the HHS certifies that the changes will pose no additional risk to the public’s health and safety and will result in a significant reduction in the cost of products to consumers. On September 23, 2020, the Secretary of HHS made such certification to Congress, and on October 1, 2020, the FDA published a final rule that allows for the importation of certain prescription drugs from Canada. Under the final rule, States and Indian Tribes, and in certain future circumstances pharmacists and wholesalers, may submit importation program proposals to the FDA for review and authorization. Since the issuance of the final rule, on November 23, 2020, several industry groups filed federal lawsuits in the U.S. District Court for the District of Columbia, requesting injunctive relief to prevent implementation of the rule. The court dismissed the case in February 2023. Further, authorities in Canada have passed rules designed to safeguard the Canadian drug supply from shortages. On September 25, 2020, CMS stated drugs imported by States under this rule will not be eligible for federal rebates under Section 1927 of the Social Security Act and manufacturers would not report these drugs for “best price” or Average Manufacturer Price purposes. Since these drugs are not considered covered outpatient drugs, CMS further stated it will not publish a National Average Drug Acquisition Cost for these drugs. Separately, the FDA also issued a final guidance document outlining a pathway for manufacturers to obtain an additional National Drug Code (“NDC”), for an FDA-approved drug that was originally intended to be marketed in a foreign country and that was authorized for sale in that foreign country. In addition, a July 2021 executive order pertaining to drug pricing directs the FDA to support and work with States and Indian Tribes to develop importation plans to import prescription drugs from Canada under the MMA and final rule. Several states have enacted laws intended to support importation processes and have submitted importation program proposals to the FDA. On January 5, 2024, FDA authorized Florida’s importation program for the importation of certain prescription drugs from Canada into Florida; however, the state must file Pre-Import Requests for specific drug products that the FDA must grant before any importation may take place. In response, Health Canada issued a statement on January 8, 2024 making clear that it is ready to take immediate action to help safeguard the Canadian drug supply if necessary. These importation programs remain a focus of the Trump Administration. For example, executive order 14273 directed the FDA to take steps to make it easier for States to obtain approval of their import program proposals without sacrificing safety or quality. The FDA has subsequently taken steps to do so, such as offering States and Indian Tribes the opportunity to submit a draft proposal for pre-review and meet with the FDA to obtain initial feedback before formally submitting a proposal and reducing the burden in producing cost-savings analyses. If implemented in Florida or elsewhere, importation of drugs from Canada may materially and adversely affect the price we receive for our product candidates following regulatory approval. The regulatory and market implications of the final rule and guidance are unknown at this time. Proponents of drug reimportation may attempt to pass other legislation that would directly allow reimportation under certain circumstances. Legislation or regulations allowing the reimportation of drugs, if enacted, could decrease the price we receive for our product candidates following regulatory approval and adversely affect our future revenues and prospects for profitability.
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
Further, our reliance on third-party manufacturers entails risks to which we would not be subject if we manufactured our product candidates ourselves, including:
•inability to meet our product specifications and quality requirements consistently;
•delay or inability to procure or expand sufficient manufacturing capacity;
•manufacturing and product quality issues related to scale-up of manufacturing;
•costs and validation of new equipment and facilities required for scale-up;
•failure to comply with applicable laws, regulations and standards, including cGMP and similar standards;
•deficient or improper record-keeping;
•inability to negotiate manufacturing agreements with third parties under commercially reasonable terms;
•termination or nonrenewal of manufacturing agreements with third parties in a manner or at a time that is costly or damaging to us;
•reliance on a limited number of sources, and in some cases, single sources for product components, such that if we are unable to secure a sufficient supply of these product components, we will be unable to manufacture and sell our product candidates following regulatory approval in a timely fashion, in sufficient quantities or under acceptable terms;
•lack of qualified backup suppliers for those components that are currently purchased from a sole or single source supplier;
•operations of our third-party manufacturers or suppliers could be disrupted by conditions unrelated to our business or operations, including the bankruptcy of the manufacturer or supplier or other regulatory sanctions related to the manufacturer of another company’s product candidates;
•carrier disruptions or increased costs that are beyond our control; and
•failure to deliver our product candidates under specified storage conditions and in a timely manner.
Any of these events could lead to clinical trial delays, cost overruns, delay or failure to obtain regulatory approval or impact our ability to successfully commercialize our product candidates as well as potential product liability litigation, product recalls or product withdrawals. Some of these events could be the basis for the FDA or other regulatory authority action, including injunction, recall, seizure, total or partial suspension of production, or suspension or revocation of manufacturing/import authorizations and GMP certificates.
If the contract manufacturing facilities on which we rely do not continue to meet regulatory requirements or are unable to meet our requirements, including providing an adequate supply, our business will be harmed.
All entities involved in the preparation of product candidates for clinical trials or commercial sale following regulatory approval, including our existing CMOs for all of our product candidates, are subject to extensive regulation. Components of a finished therapeutic product approved for commercial sale or used in late-stage clinical trials must be manufactured in accordance with cGMP, or similar regulatory requirements outside the U.S. These regulations govern manufacturing processes and procedures, including record-keeping, and the implementation and operation of quality systems to control and assure the quality of investigational products and products approved for sale. Poor control of production processes can lead to the introduction of contaminants or to inadvertent changes in the properties or stability of our product candidates. Our failure, or the failure of third-party manufacturers, to comply with applicable regulations could result in the issuance of inspectional observations on the FDA’s Form-483, Warning or Untitled Letters, similar communications or objections by other authorities, public safety alerts identifying our company or product candidates and sanctions being imposed on us, including clinical holds, import alerts, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocations, suspensions of production, seizures or recalls of product candidates, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect clinical supplies of our product candidates or, following regulatory approval, commercial supplies for those product candidates.
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
Doing business internationally involves a number of risks, including but not limited to:
•multiple conflicting and changing laws and regulations such as tax laws, export and import restrictions, employment laws, anti-bribery and anti-corruption laws, regulatory requirements and other governmental approvals, permits and licenses;
•failure by us or our collaborators to obtain appropriate licenses or regulatory approvals for the sale or use of our product candidates in various countries;
•difficulties in managing operations in different jurisdictions;
•complexities associated with managing multiple payor-reimbursement regimes or self-pay systems;
•financial risks, such as longer payment cycles, difficulty enforcing contracts and collecting accounts receivable and exposure to currency exchange rate fluctuations;
•varying protection for intellectual property rights;
•natural disasters, political and economic instability, including wars, terrorism and political unrest, outbreak of disease, boycotts, curtailment of trade and other business restrictions; and
•failure to comply with the U.S. Foreign Corrupt Practices Act (the “FCPA”), including its books and records provisions and its anti-bribery provisions, the United Kingdom Bribery Act 2010 (the “U.K. Bribery Act”), and similar anti-bribery and anti-corruption laws in other jurisdictions, for example by failing to maintain accurate information and control over sales or distributors’ activities.
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
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:
•VYVGART (efgartigimod alfa-fcab) and VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc), neonatal Fc receptor blockers, potential competitors to brepocitinib and IMVT-1402;
•IMAAVY (nipocalimab-aahu) and RYSTIGGO (rozanolixizumab-noli), anti-FcRn antibodies, potential competitors to IMVT-1402;
•TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab;
•Dazukibart, an interferon beta (IFN-beta) inhibitor, a potential competitor to brepocitinib; and
•Tyvaso (treprostinil), a prostacyclin mimetic, a potential competitor to mosliciguat.
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
Cyber-attacks, breaches, interruptions or other data security incidents could result in legal claims or proceedings by private parties or governmental authorities, liability under federal or state laws that protect the privacy of personal information, regulatory penalties, significant remediation costs, disruption of key business operations and diversion of the attention of management and key information technology resources. In the United States, notice of breaches generally must be made to affected individuals and regulatory authorities in the states where those individuals reside, and, in certain cases, also to HHS and the media. Such notices could harm our reputation and our ability to compete, and as demonstrated by other companies’ experience, could trigger large class action lawsuits. In addition, U.S. state attorneys general are authorized to bring civil actions seeking either injunctions or damages in response to violations that threaten the privacy of state residents. There can be no assurance that we, our collaborators, CROs, contractors, consultants and any other business counterparties will be successful in efforts to detect, prevent, protect against or fully recover systems or data from all break-downs, service interruptions, attacks or security breaches or incidents. Although we maintain insurance protection against cybersecurity events or incidents, the costs related to significant security breaches, incidents or disruptions could be material and exceed the limits of any insurance coverage we have, and may result in increases in our insurance costs, or we may otherwise have to expend significant resources to mitigate the impact of such incidents and to develop and implement protections to prevent future events of this nature from occurring. Relevant insurance may in the future become unavailable to us on commercially reasonable terms or at all. Any disruption or security breach or incident that results in or is perceived to have resulted in a loss of, or damage to, our data or systems, or inappropriate disclosure, use, acquisition, transfer, modification, unavailability or other processing of confidential or proprietary information, including data related to our personnel, could result in the loss, unauthorized modification, use, unavailability, disclosure or other unauthorized processing of critical or sensitive data, and could cause us to incur liability. Further, in any such event, the development and commercialization of our product candidates following regulatory approval could be delayed and our business and operations could be adversely affected. Any of the foregoing could result in significant financial, legal or reputational harm to us and our business.
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
We are subject to data privacy and protection laws and regulations governing the collection, transmission, storage and use of personally-identifying information, which among other things, impose requirements relating to the privacy, security, transmission and disposal of such information. The legislative and regulatory landscape for privacy and data protection continues to evolve in jurisdictions worldwide. A failure by us, our subsidiaries or affiliates or vendors acting on our behalf to comply with applicable privacy and data security laws and regulations could result in enforcement actions against us, including possible fines, imprisonment of company officials and public censure, claims for damages by affected individuals, damage to our reputation and loss of goodwill, any of which could have a material adverse effect on our business, financial condition, results of operations or prospects. New legislation anticipated to be enacted in various states will continue to shape the U.S. data privacy regulatory framework. The effects on our business of this growing body of privacy and data protection laws, which vary from state to state, are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.
Currently, there are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards for “covered entities” (group health plans and most healthcare providers) that limit the use and disclosure of individually identifiable health information those entities and their service providers receive or create (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with entities (including physicians, pharmacies and clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. Several U.S. states have enacted (as discussed further below) legislation specifically to regulate the collection, use, and disclosure of personal health information by entities not subject to the HIPAA privacy and security regulations.

Other states have enacted laws that, while not specifically focused on personal health information, require heightened protections for that information to the extent it is not regulated by HIPAA. Given that we are generally not subject to HIPAA, these laws require us to invest in compliance resources and create liability risks for us.
The Federal Trade Commission (“FTC”), along with certain state attorneys general, have taken aggressive action to protect consumers’ privacy and the use of consumer personal information. Using its authority under Section 5 of the FTC Act, which prohibits unfair and deceptive practices harming consumers, the FTC has brought numerous cases against companies for failing to protect the privacy and security of personal information in a manner consistent with consumer expectations and such companies’ stated privacy policies, notices or other representations. Particularly because the FTC has taken these actions based on theories that are not codified in regulations, the risk of such an action is difficult to quantify and to mitigate.
More than twenty U.S. states have enacted new privacy legislation in recent years and amended existing laws to address privacy risks posed by new technologies. With respect to personal information, for example, the California Confidentiality of Medical Information Act (the “CMIA”), which expressly applies to pharmaceutical companies as well as health care providers and health plans, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires the company to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 for violations made for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which apply broadly to entities collecting personal health information either within the state or about residents of the state, generally require consent for the collection and use of such information, as well as a separate consent for sharing any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.
More broadly applicable state consumer privacy laws, including the California Consumer Privacy Act of 2018 (“CCPA”), typically require us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to, among other things, limit the use and disclosure of their “sensitive” (including health) personal information other than for specified purposes and the ability to opt-out of certain sales of personal information. Most of the broadly applicable state privacy laws are enforceable only by state authorities, but the CCPA provides a private right of action for data security breaches that result in the compromise of certain sensitive personal information, which may increase the likelihood of, and risks associated with, data breach litigation. Both the California Attorney General and the California Privacy Protection Agency have authority to implement and enforce the CCPA. Numerous other states in the United States have proposed or enacted similar legislation. As noted, the Washington My Health, My Data Act is enforceable by a private right of action. The U.S. federal government is also contemplating federal privacy legislation. Additionally, the U.S. Department of Justice has adopted a complex regulation that restricts, and in some cases prohibits, certain transfers of sensitive personal data to business partners located in China or other “countries of concern” with links to such designated countries.
Outside of the U.S., laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the E.U. the collection and use of personal data is governed by the provisions of the E.U. General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the E.U. Member States governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The E.U.-US Privacy Shield was such a transfer mechanism put in place by the E.U. and the U.S., but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield –

the E.U.-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and E.U. implemented the DPF. Companies can now use this new mechanism to transfer personal data from the E.U. to the U.S. and from Switzerland to the U.S., following the national implementation in Switzerland. The U.K. Extension to the E.U.-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, 2023, allowing certifying entities to transfer personal data from the U.K. to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. One such challenge was already unsuccessful and the CJEU upheld the validity of the DPF by a judgment of September 3, 2025 in Case T 553/23 Latombe v Commission. It is also unclear whether actions by the Trump Administration will lead the European Commission to reconsider the DPF. Related questions were raised in the European Parliament in the beginning of 2025.
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
Our current license agreements impose, and future agreements may impose, various development, diligence, commercialization and other obligations on us and require us to meet development timelines, or to exercise commercially reasonable efforts to develop and commercialize licensed products, in order to maintain the licenses. If we fail to comply with our obligations under these licenses, our licensors may have the right to terminate these license agreements, in which event we may not be able to market our product candidates following regulatory approval. Termination of any of our license agreements or reduction or elimination of our licensed rights may also result in our having to negotiate new or reinstated licenses with less favorable terms. Additionally, biotechnology and pharmaceutical license agreements are complex and certain provisions in our intellectual property agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could affect the scope of our rights to the relevant intellectual property or technology, or affect financial or other obligations under the relevant agreement, either of which could harm our business, financial condition, results of operations and prospects. For example, disputes may arise with respect to our current or future licensing agreement include disputes relating to:
•the scope of rights granted under the license agreement and other interpretation-related issues;
•our financial or other obligations under the license agreement;
•the extent to which our technology or product candidates may infringe on intellectual property of the licensor that is not subject to the licensing agreement;
•the sublicensing of patent and other rights;
•our diligence obligations under the license agreements and what activities satisfy those diligence obligations;
•the inventorship or ownership of inventions and know-how resulting from the joint creation or use of intellectual property by our licensors and us and our partners; and
•the priority of invention of patented technology.
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
In February 2022, Roivant’s subsidiary GSG and its affiliate Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of certain patents, including U.S. Patent Nos. 8,492,359, 8,822,668 and 11,141,378, in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In November 2022, the court denied Moderna’s partial motion to dismiss pursuant to 28 U.S.C. § 1498(a) (“§ 1498”). In March 2023, following the submission of a Statement of Interest in the case by the U.S. Government, the court reaffirmed its prior decision in favor of GSG and Arbutus. In February 2024, the court held a claim construction hearing on disputed terms within the claims of the asserted patents. In April 2024, the court provided its claim construction ruling, in which it construed the disputed claim terms and agreed with GSG and Arbutus’ position on most of the disputed claim terms. Discovery in the Moderna Action has been completed and summary judgment motions have been filed and briefing has been completed. In addition, in July 2025, the case was reassigned to a different judge in the same federal district court. The jury trial in the Moderna Action is scheduled for March 2026.
Separately, in April 2023, GSG and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “Pfizer Action”). In July 2023, Pfizer and BioNTech filed an answer. The court held a claim construction hearing in the Pfizer Action in December 2024. In September 2025, the court issued its claim construction ruling, which construed the disputed claim terms in a manner that GSG generally considers to be favorable.
In addition, in March 2025, GSG and Arbutus filed five international lawsuits against Moderna targeting alleged infringing activity in 30 countries (the “International Cases”). These cases are:
•Canada: Federal Court of Canada File No. T-704-25, seeking a permanent injunction and damages or, if GSG so elects, an accounting of Moderna’s profits, attributable to infringement of Canadian Patent No. 2,721,333.

•Japan: Tokyo District Court Case No. 2025 (Wa) 70079, seeking a permanent injunction and reasonable royalty for infringement of Japanese Patent No. 5,475,753.
•Switzerland: filing a case, seeking a permanent injunction and monetary relief, which upon later choice of GSG and Arbutus can include surrender of profits, damages or a reasonable royalty, for infringement of EP 2 279 254.
•Unified Patent Court (“UPC”): Case 10280/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, for infringement of EP 2 279 254.
•UPC: Case 10284/2025, seeking permanent and provisional injunctions, as well as monetary damages, which can include recovery of Moderna’s unfair profits, for infringement of EP 4 241 767.
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
Moreover, if a third party has intellectual property rights that cover the practice of our technology, we may not be able to fully exercise or extract value from our intellectual property rights. The following examples are illustrative:
•others may be able to make formulations or compositions that are the same as or similar to our product candidates, but that are not covered by the claims of the patents that we own;
•others may be able to make products that are similar to our product candidates that we intend to commercialize that are not covered by the patents that we exclusively licensed and have the right to enforce;
•we, our licensor or any collaborators might not have been the first to make or reduce to practice the inventions covered by the issued patents or pending patent applications that we own or have exclusively licensed;

•we or our licensor or any collaborators might not have been the first to file patent applications covering certain of our inventions;
•others may independently develop similar or alternative technologies or duplicate any of our technologies without infringing our intellectual property rights;
•it is possible that our pending patent applications will not lead to issued patents;
•issued patents that we own or have exclusively licensed may not provide us with any competitive advantages, or may be held invalid or unenforceable as a result of legal challenges;
•our competitors might conduct research and development activities in the U.S. and other countries that provide a safe harbor from patent infringement claims for certain research and development activities, as well as in countries where we do not have patent rights, and then use the information learned from such activities to develop competitive product candidates for sale in our major commercial markets; and we may not develop additional proprietary technologies that are patentable;
•third parties performing manufacturing or testing for us using our product candidates or technologies could use the intellectual property of others without obtaining a proper license;
•parties may assert an ownership interest in our intellectual property and, if successful, such disputes may preclude us from exercising exclusive rights over that intellectual property;
•we may not develop or in-license additional proprietary technologies that are patentable;
•we may not be able to obtain and maintain necessary licenses on commercially reasonable terms, or at all;
•the patents of others may harm our business; and
•we may choose not to file a patent application in order to maintain certain trade secrets or know-how, and a third party may subsequently file a patent application covering such intellectual property.
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
Factors affecting the trading price of our common shares may include:
•actual or anticipated fluctuations in our quarterly and annual financial results or the quarterly and annual financial results of companies perceived to be similar to it;
•changes in the market’s expectations about operating results;
•our operating results failing to meet market expectations in a particular period;
•a Vant’s operating results failing to meet market expectations in a particular period, which could impact the market prices of shares of a public Vant or the valuation of a private Vant, and in turn adversely impact the trading price of our common shares;
•receipt of marketing approval for a product candidate in one or more jurisdictions, or the failure to receive such marketing approval;
•the results of clinical trials or preclinical studies conducted by us and the Vants;
•changes in financial estimates and recommendations by securities analysts concerning us, the Vants or the biopharmaceutical industry and market in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•changes in laws and regulations affecting our and the Vants’ businesses;
•the outcome of litigation or other claims or proceedings, including governmental and regulatory proceedings;
•changes in our capital structure, such as future issuances of securities or the incurrence of debt;
•the volume of our common shares available for public sale and the relatively limited free float of our common shares;
•any significant change in our board of directors or management;
•sales of substantial amounts of our common shares by directors, executive officers or significant shareholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, tariffs and trade conditions in the global economy, commodity prices, international currency fluctuations and acts of war or terrorism.
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
Although we have determined that our internal control over financial reporting was effective as of September 30, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could adversely impact our ability to accurately and timely report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
Our memorandum of association and bye-laws contain provisions that could make it more difficult for a third party to acquire us without the consent of our board of directors. These provisions provide for:
•a classified board of directors with staggered three-year terms;
•the ability of our board of directors to determine the powers, preferences and rights of preference shares and to cause us to issue the preference shares without shareholder approval; and
•requiring advance notice for shareholder proposals and nominations and placing limitations on convening shareholder meetings.
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
We are incorporated under the laws of Bermuda and are centrally managed and controlled in the U.K. We currently have subsidiaries in the U.S., U.K., Switzerland and certain other jurisdictions. If we succeed in growing our business, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions, in part through intercompany service agreements between our subsidiaries and us. In that case, our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures are not binding on applicable taxing authorities. If taxing authorities in any of these countries were to successfully challenge our transfer prices as not reflecting arm’s length transactions between two or more affiliated companies, they could require such affiliated companies to adjust their transfer prices and thereby reallocate the income between such affiliated companies to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it would increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
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

Dated: November 10, 2025	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory