Form 10-Q
period 2025-12-31
Roivant Sciences Ltd.
filed 2026-02-06
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-40782
_________________________________________________
ROIVANT SCIENCES LTD.
(Exact name of Registrant as specified in its Charter)
_________________________________________________

Bermuda	98-1173944
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7th Floor 50 Broadway London SW1H 0DB United Kingdom	Not Applicable
1 Pennsylvania Plaza Floor 54 New York, NY1	10119
Viaduktstrasse 8 4051 Basel Switzerland[1]	Not Applicable
(Addresses of principal executive offices)	(Zip Code)
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of February 2, 2026, the registrant had 715,701,137 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).
1 Addresses of wholly-owned subsidiaries of the Registrant.

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

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	December 31, 2025	March 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,478,270	$2,715,411
Marketable securities (held at fair value as of December 31, 2025)	3,051,708	2,171,480
Other current assets	129,912	113,173
Total current assets	4,659,890	5,000,064
Property and equipment, net	13,447	12,056
Operating lease right-of-use assets	83,561	89,021
Investments measured at fair value	433,907	302,939
Other assets	34,563	32,860
Total assets	$5,225,368	$5,436,940
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,294	$23,691
Accrued expenses	117,991	114,294
Operating lease liabilities	10,436	9,842
Other current liabilities	10,243	1,584
Total current liabilities	151,964	149,411
Liability instruments measured at fair value	—	9,981
Operating lease liabilities, noncurrent	98,503	90,328
Other liabilities	677	22
Total liabilities	251,144	249,742
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 709,689,411 and 695,938,323 shares issued and outstanding at December 31, 2025 and March 31, 2025, respectively	—	—
Additional paid-in capital	4,943,643	4,562,107
(Accumulated deficit) / retained earnings	(694,998)	116,060
Accumulated other comprehensive income	20,610	9,438
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,269,255	4,687,605
Noncontrolling interests	704,969	499,593
Total shareholders’ equity	4,974,224	5,187,198
Total liabilities and shareholders’ equity	$5,225,368	$5,436,940
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$1,999	$9,018	$5,740	$21,483
Operating expenses:
Cost of revenues	700	259	965	706
Research and development (includes $18,123 and $9,685 of share-based compensation expense for the three months ended December 31, 2025 and 2024 and $40,218 and $30,128 for the nine months ended December 31, 2025 and 2024, respectively)	165,380	141,595	482,867	405,175
General and administrative (includes $86,874 and $69,386 of share-based compensation expense for the three months ended December 31, 2025 and 2024 and $228,778 and $165,670 for the nine months ended December 31, 2025 and 2024, respectively)	175,072	141,545	452,216	444,318
Total operating expenses	341,152	283,399	936,048	850,199
Gain on sale of Telavant net assets	—	—	—	110,387
Loss from operations	(339,153)	(274,381)	(930,308)	(718,329)
Change in fair value of investments	(21,592)	21,314	(130,968)	(42,287)
Change in fair value of liability instruments	24,416	(2,147)	47,704	(1,632)
Interest income	(43,266)	(61,851)	(136,929)	(203,751)
Other (income) expense, net	(8,342)	2,816	8,560	7,877
Loss from continuing operations before income taxes	(290,369)	(234,513)	(718,675)	(478,536)
Income tax expense (benefit)	23,332	(25,568)	34,976	(1,147)
Loss from continuing operations, net of tax	(313,701)	(208,945)	(753,651)	(477,389)
Income from discontinued operations, net of tax	—	327,020	—	373,030
Net (loss) income	(313,701)	118,075	(753,651)	(104,359)
Net loss attributable to noncontrolling interests	(47,810)	(51,306)	(150,886)	(138,853)
Net (loss) income attributable to Roivant Sciences Ltd.	$(265,891)	$169,381	$(602,765)	$34,494

Amounts attributable to Roivant Sciences Ltd.:
Loss from continuing operations, net of tax	$(265,891)	$(157,639)	$(602,765)	$(338,691)
Income from discontinued operations, net of tax	—	327,020	—	373,185
Net (loss) income attributable to Roivant Sciences Ltd.	$(265,891)	$169,381	$(602,765)	$34,494

Basic and diluted net (loss) income per common share:
Basic and diluted loss from continuing operations	$(0.38)	$(0.22)	$(0.88)	$(0.46)
Basic and diluted income from discontinued operations	$—	$0.45	$—	$0.51
Basic and diluted net (loss) income per common share	$(0.38)	$0.23	$(0.88)	$0.05

Weighted average shares outstanding:
Basic	696,859,682	722,716,168	686,052,379	731,318,202
Diluted	696,859,682	722,716,168	686,052,379	731,318,202

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive (Loss) Income
(unaudited, in thousands)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Net (loss) income	$(313,701)	$118,075	$(753,651)	$(104,359)
Other comprehensive income:
Change in fair value of debt due to change in subsidiary credit risk	—	2,300	—	(1,200)
Unrealized gains on available-for-sale securities	1,213	—	4,264	—
Foreign currency translation adjustment	76	3,941	7,552	(6,185)
Amounts reclassified from accumulated other comprehensive income	(347)	19,869	(347)	19,869
Total other comprehensive income	942	26,110	11,469	12,484
Comprehensive (loss) income	(312,759)	144,185	(742,182)	(91,875)
Comprehensive loss attributable to noncontrolling interests	(47,920)	(51,289)	(150,589)	(138,509)
Comprehensive (loss) income attributable to Roivant Sciences Ltd.	$(264,839)	$195,474	$(591,593)	$46,634
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings / (Accumulated Deficit)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,560,959	—	16,912	—	—	—	16,912
Exercise and vesting of subsidiary share awards	—	—	2,325	—	—	1,288	3,613
Cash contributions to majority-owned subsidiaries	—	—	(290)	—	—	290	—
Unrealized gains on available-for-sale securities	—	—	—	470	—	—	470
Repurchase of the Company’s common shares	(20,269,450)	—	—	—	(208,293)	—	(208,293)
Share-based compensation	—	—	63,031	—	—	19,147	82,178
Foreign currency translation adjustment	—	—	—	7,229	—	510	7,739
Net loss	—	—	—	—	(223,355)	(50,556)	(273,911)
Balance at June 30, 2025	682,229,832	$—	$4,644,085	$17,137	$(315,588)	$470,272	$4,815,906
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	7,386,746	—	45,569	—	—	—	45,569
Exercise and vesting of subsidiary share awards	—	—	14,110	—	—	10,999	25,109
Cash contributions to majority-owned subsidiaries	—	—	(503)	—	—	503	—
Unrealized gains on available-for-sale securities	—	—	—	2,581	—	—	2,581
Issuance of the Company’s common shares under employee stock purchase plan	80,792	—	774	—	—	—	774
Share-based compensation	—	—	67,845	—	—	13,976	81,821
Foreign currency translation adjustment	—	—	—	(160)	—	(103)	(263)
Net loss	—	—	—	—	(113,519)	(52,520)	(166,039)
Balance at September 30, 2025	689,697,370	$—	$4,771,880	$19,558	$(429,107)	$443,127	$4,805,458
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	19,992,041	—	65,422	—	—	—	65,422
Vesting of Earn-Out Shares	—	—	57,685	—	—	—	57,685
Issuance of subsidiary common shares, net of issuance costs	—	—	108,902	—	—	84,703	193,605
Contribution from minority interest holder to subsidiary	—	—	—	—	—	39,250	39,250
Exercise and vesting of subsidiary share awards	—	—	8,063	—	—	13,522	21,585
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(160,357)	—	—	160,357	—
Repurchase of subsidiary common shares	—	—	(1,318)	—	—	(82)	(1,400)
Issuance of the Company’s common shares under employee stock purchase plan	—	—	381	—	—	—	381
Share-based compensation	—	—	92,985	—	—	12,012	104,997
Amounts reclassified from accumulated other comprehensive income	—	—	—	(347)	—	—	(347)
Unrealized gains on available-for-sale securities	—	—	—	1,213	—	—	1,213
Foreign currency translation adjustment	—	—	—	186	—	(110)	76
Net loss	—	—	—	—	(265,891)	(47,810)	(313,701)
Balance at December 31, 2025	709,689,411	$—	$4,943,643	$20,610	$(694,998)	$704,969	$4,974,224

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2024	806,677,954	$—	$5,396,492	$(4,083)	$576,172	$479,948	$6,448,529
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,626,235	—	(11,147)	—	—	—	(11,147)
Issuance of subsidiary common shares, net	—	—	11,647	—	—	—	11,647
Exercise and vesting of subsidiary share awards	—	—	433	—	—	312	745
Cash contributions to majority-owned subsidiaries	—	—	(69)	—	—	69	—
Repurchase of common shares	(71,251,083)	—	(648,385)	—	—	—	(648,385)
Share-based compensation	—	—	32,817	—	—	17,422	50,239
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	(10,600)	—	—	(10,600)
Foreign currency translation adjustment	—	—	—	(3,265)	—	33	(3,232)
Net income (loss)	—	—	—	—	95,297	(37,807)	57,490
Balance at June 30, 2024	739,053,106	$—	$4,781,788	$(17,948)	$671,469	$459,977	$5,895,286
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	3,226,784	—	(2,597)	—	—	—	(2,597)
Exercise and vesting of subsidiary share awards	—	—	430	—	—	332	762
Issuance of the Company’s common shares under employee stock purchase plan	72,143	—	648	—	—	—	648
Cash contributions to majority-owned subsidiaries	—	—	(119)	—	—	119	—
Repurchase of common shares	(9,023,658)	—	(60,349)	—	(45,705)	—	(106,054)
Share-based compensation	—	—	55,610	—	—	16,105	71,715
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	7,100	—	—	7,100
Foreign currency translation adjustment	—	—	—	(7,188)	—	294	(6,894)
Net loss	—	—	—	—	(230,184)	(49,740)	(279,924)
Balance at September 30, 2024	733,328,375	$—	$4,775,411	$(18,036)	$395,580	$427,087	$5,580,042
Issuance of the Company’s common shares in connection with equity incentive plans and tax withholding payments	7,055,968	—	16,915	—	—	—	16,915
Sale of interests in subsidiary	—	—	—	—	—	(48,079)	(48,079)
Exercise and vesting of subsidiary share awards	—	—	1,444	—	—	1,129	2,573
Issuance of subsidiary common shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(280)	—	—	280	—
Repurchase of common shares	(20,751,976)	—	(138,785)	—	(104,563)	—	(243,348)
Share-based compensation	—	—	66,312	—	—	17,370	83,682
Change in fair value of debt due to change in subsidiary credit risk	—	—	—	2,300	—	—	2,300
Foreign currency translation adjustment	—	—	—	3,924	—	17	3,941
Amounts reclassified from accumulated other comprehensive (loss) income	—	—	—	19,869	—	—	19,869
Net income (loss)	—	—	—	—	169,381	(51,306)	118,075
Balance at December 31, 2024	719,632,367	$—	$4,721,017	$8,057	$460,398	$346,498	$5,535,970
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Nine Months Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(753,651)	$(104,359)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	268,996	205,541
Change in fair value of investments	(130,968)	(42,287)
Change in fair value of debt and liability instruments	47,704	(98,954)
Gain on sale of subsidiary interests	—	(376,506)
Gain on sale of Telavant net assets	—	(110,387)
Impairment loss on operating lease right-of-use assets	15,594	—
Accretion of discount and amortization of premium on marketable securities, net	(29,606)	(54,304)
Realized gain from sales of marketable securities	(347)	—
Loss on extinguishment of debt	—	8,848
Depreciation and amortization	2,710	12,646
Non-cash lease expense	6,412	4,871
Other	7,344	(465)
Changes in assets and liabilities, net of effects from acquisition and divestiture:
Other current assets	(6,995)	(53,922)
Accounts payable	(12,737)	(18,003)
Accrued expenses	(3,900)	(19,507)
Operating lease liabilities	(2,110)	(5,459)
Other	5,023	(14,639)
Net cash used in operating activities	(586,531)	(666,886)
Cash flows from investing activities:
Purchases of marketable securities	(3,792,124)	(4,061,521)
Proceeds from maturities of marketable securities	2,745,000	960,000
Proceeds from sales of marketable securities	200,766	—
Purchase of property and equipment	(6,948)	(3,788)
Proceeds from sale of subsidiary interests	—	185,586
Proceeds from sale of Telavant net assets, net	—	110,387
Cash decrease upon deconsolidation of subsidiaries	—	(31,149)
Other	(2,518)	—
Net cash used in investing activities	(855,824)	(2,840,485)
Cash flows from financing activities:
Proceeds from issuance of subsidiary common shares, net of issuance costs paid	193,605	—
Contribution from minority interest holder to subsidiary	39,250	—
Repayment of debt by subsidiary	—	(51,979)
Payments on principal portion of finance lease obligations	—	(774)
Proceeds from exercise of the Company’s and subsidiary stock options	217,165	37,006
Taxes paid related to net settlement of equity awards	(39,869)	(29,755)
Repurchase of the Company’s common shares	(208,293)	(997,787)

Proceeds from issuance of the Company’s common shares under employee stock purchase plan	1,155	648
Net cash provided by (used in) financing activities	203,013	(1,042,641)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	2,451	1,236
Net change in cash, cash equivalents and restricted cash	(1,236,891)	(4,548,776)
Cash, cash equivalents and restricted cash at beginning of period	2,725,661	6,550,450
Cash, cash equivalents and restricted cash at end of period	$1,488,770	$2,001,674
Non-cash investing and financing activities:
Issuance of subsidiary shares in connection with Debt Renegotiation	$—	$11,647
Operating lease right-of-use assets obtained and exchanged for operating lease liabilities	$9,141	$51,266
Reclassification of earn-out shares liability to additional paid-in capital upon vesting	$57,685	$—
Other	$9,909	$159
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
(B) Liquidity
Historically, the Company has incurred significant operating losses and negative cash flows from operations since its inception. In December 2023, the Company sold its entire equity interest in its majority-owned subsidiary Telavant Holdings, Inc. (“Telavant”). At closing, the Company received approximately $5.2 billion in cash. As of December 31, 2025, the Company had cash, cash equivalents, and marketable securities of approximately $4.5 billion and its accumulated deficit was $695.0 million. For the nine months ended December 31, 2025 and 2024, the Company incurred net losses from continuing operations of $753.7 million and $477.4 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2025 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2025 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three and nine months ended December 31, 2025 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2026, for any other interim period, or for any other future year.
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
In September 2024, the Company’s subsidiary, Dermavant Sciences Ltd. (“Dermavant”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Organon & Co. (“Organon”), Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon (“Merger Sub”), and the Company, solely in its capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024 and the Company determined the acquisition met the discontinued operations accounting criteria. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or December 31, 2025. The Company classified the results of Dermavant as discontinued operations in its condensed consolidated statements of operations for the three and nine months ended December 31, 2024. The cash flows related to discontinued operations have not been segregated and are included in the condensed consolidated statements of cash flows. The discussions in these notes to the condensed consolidated financial statements relate solely to the Company’s continuing operations, unless otherwise noted. For further information on the discontinued operations related to Dermavant, refer to Note 6, “Discontinued Operations.”
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

The Company has long-lived assets in different geographic locations. As of December 31, 2025 and March 31, 2025, a majority of the Company’s long-lived assets were located in the United States (“U.S.”).
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
Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents	$1,478,270	$2,715,411
Restricted cash (included in “Other current assets”)	2,608	2,358
Restricted cash (included in “Other assets”)	7,892	7,892
Cash, cash equivalents and restricted cash	$1,488,770	$2,725,661
(F) Marketable Securities
The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. As of December 31, 2025, marketable securities consist of amounts invested in U.S. Treasury securities and are classified as available-for-sale and carried at fair value. Prior to December 31, 2025, a portion of the Company’s marketable securities were classified as held-to-maturity and carried at amortized cost. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reflected as a separate component of shareholders’ equity until realized. The cost of available-for-sale securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.
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
The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”) and Class A units of Heracles Parent, L.L.C. (“Datavant”). The Company’s financial instruments also include liability instruments issued, including the earn-out shares liabilities (prior to vesting during the quarter ended December 31, 2025) issued in connection with the Company’s business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”) (as discussed in Note 12, “Earn-Out Shares”); its investments in other entities; cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities; and accounts payable.
The shares of Arbutus common stock are classified as Level 1, and their fair value is determined based upon quoted market prices in active markets. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Marketable securities are included in Level 2 of the fair value hierarchy, are classified as available-for-sale (or held-to-maturity prior to December 31, 2025), and are carried at fair value or amortized cost, respectively.

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
(K) Foreign Currency
The Company’s functional and reporting currency is the U.S. dollar. For the Company’s subsidiaries whose functional currency is other than the U.S. dollar, assets and liabilities are translated into U.S. dollars at the exchange rates in effect at the balance sheet date, while their revenue and expenses are translated at the average exchange rates for the reporting period. The cumulative foreign currency translation adjustments are recorded as a component of “Accumulated other comprehensive income” in the accompanying condensed consolidated statement of shareholders’ equity.
Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other (income) expense, net” in the accompanying condensed consolidated statements of operations. For the nine months ended December 31, 2025, foreign currency transaction losses were $7.1 million. Foreign currency transaction losses were de minimis for the nine months ended December 31, 2024.
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
In December 2023, the FASB issued ASU 2023-09, “Income Taxes (Topic 740): Improvements to Income Tax Disclosures,” which requires updates to the income tax disclosures related to the rate reconciliation and disaggregation of income taxes paid by jurisdiction. The amendments are effective for fiscal years beginning after December 15, 2024 and are applicable to the Company’s fiscal year beginning April 1, 2025, with early adoption permitted. The amendments should be applied prospectively, however retrospective application is permitted. The Company expects adoption of this ASU will result in expanded disclosures in line with the requirements of ASU 2023-09.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. This ASU is applicable to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2028, and subsequent interim periods, with early adoption permitted. The amendments can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2024-03.
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
Note 3—Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents, and marketable securities consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Cash and cash equivalents
Cash	$91,940	$93,954
Money market funds	1,386,330	2,621,457
Total cash and cash equivalents	$1,478,270	$2,715,411
Marketable securities
U.S. Treasury securities, available-for-sale	$3,051,708	$—
U.S. Treasury securities, held-to-maturity	—	2,171,480
Total marketable securities	$3,051,708	$2,171,480

Total cash, cash equivalents, and marketable securities	$4,529,978	$4,886,891
The following table summarizes the unrealized positions for the Company’s marketable securities (in thousands):

	As of December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, available-for-sale	$3,047,791	$3,917	$—	$3,051,708
Total marketable securities	$3,047,791	$3,917	$—	$3,051,708

	As of March 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities, held-to-maturity	$2,171,480	$1,267	$(463)	$2,172,284
Total marketable securities	$2,171,480	$1,267	$(463)	$2,172,284
The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy. As of December 31, 2025, the contractual maturities of all marketable securities were less than 12 months.

Note 4—Equity Method Investments
The Company maintains equity method investments in certain entities. As of December 31, 2025 and March 31, 2025, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.
The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.
Investment in Arbutus
The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus. As of December 31, 2025, RSL held approximately 20% of the issued and outstanding shares of Arbutus.
At December 31, 2025 and March 31, 2025, the aggregate fair value of the Company’s investment in Arbutus was $186.9 million and $135.6 million, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on December 31, 2025 and March 31, 2025 of $4.81 and $3.49, respectively. During the three and nine months ended December 31, 2025, the Company recognized unrealized gains of $10.5 million and $51.3 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2024, the Company recognized an unrealized loss of $22.5 million and an unrealized gain of $26.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations.
Investment in Datavant
The Company holds an investment in Class A units of Datavant. As of December 31, 2025, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes several classes of preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.
As of December 31, 2025 and March 31, 2025, the fair value of the Company’s investment was $247.1 million and $167.4 million, respectively. During the three and nine months ended December 31, 2025, the Company recognized unrealized gains of $11.1 million and $79.7 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2024, the Company recognized unrealized gains of $1.2 million and $15.5 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.
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

Accordingly, the Company recognized a gain on sale of Telavant net assets of $110.4 million for its pro rata portion during the nine months ended December 31, 2024 in the accompanying condensed consolidated statements of operations.
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
The Company concluded that Dermavant met the discontinued operations accounting criteria in the second fiscal quarter of 2024. As the Dermavant Transaction closed in October 2024, no Dermavant assets or liabilities were recognized on the balance sheet as of March 31, 2025 or December 31, 2025. Financial results of Dermavant through closing of the Dermavant Transaction are presented as “Income from discontinued operations, net of tax” in the accompanying consolidated statements of operations for the three and nine months ended December 31, 2024. As a result of the Dermavant Transaction, the Company recognized a gain of $376.5 million for the three and nine months ended December 31, 2024, of which $301.5 million was recognized upon the deconsolidation of Dermavant and $75.0 million was subsequently recognized upon achievement of the first milestone.
The following table presents components of discontinued operations included in “Income from discontinued operations, net of tax” (in thousands):

	Three Months Ended December 31, 2024	Nine Months Ended December 31, 2024
Product revenue, net	$2,296	$41,599
License, milestone and other revenue	1,212	33,838
Revenue, net	3,508	75,437
Operating expenses:
Cost of revenues	1,695	12,116
Research and development	3,210	24,307
Selling, general and administrative	25,750	119,879
Total operating expenses	30,655	156,302
Loss from operations	(27,147)	(80,865)
Gain on sale of subsidiary interests(1)	(376,506)	(376,506)
Change in fair value of debt	5,330	(97,322)
Interest expense(2)	10,688	30,556
Other expense (income), net	7,183	(11,257)
Income from discontinued operations before income taxes	326,158	373,664
Income tax (benefit) expense	(862)	634
Income from discontinued operations, net of tax	$327,020	$373,030

Loss from discontinued operations before income taxes attributable to noncontrolling interests	$—	$(155)
Income from discontinued operations before income taxes attributable to Roivant Sciences Ltd.	326,158	373,819
Income from discontinued operations before income taxes	$326,158	$373,664
(1)Gain on sale of subsidiary interests includes the release of accumulated other comprehensive loss of $19.9 million primarily associated with the realization of Dermavant’s cumulative translation adjustments.

(2)Interest expense consists of interest payments related to outstanding debt held by Dermavant as well as the associated non-cash amortization of debt discounts and issuance costs. Additionally, for the three and nine months ended December 31, 2024, interest expense includes an $8.8 million loss on extinguishment of the Credit Facility.
In the accompanying condensed consolidated statements of cash flows, the cash flows from discontinued operations are not separately classified. The following table summarizes significant non-cash operating and investing items from discontinued operations (in thousands):

Nine Months Ended December 31, 2024
Gain on sale of subsidiary interests	$(376,506)
Share-based compensation	$9,666
Change in fair value of debt	$(97,322)
Loss on extinguishment of debt	$8,848
Depreciation and amortization	$6,739
Note 7—Certain Balance Sheet Components
(A) Accrued Expenses
Accrued expenses at December 31, 2025 and March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Research and development expenses	$55,716	$45,813
Compensation-related expenses	38,112	53,928
Other expenses	24,163	14,553
Total accrued expenses	$117,991	$114,294
(B) Other Current Liabilities
Other current liabilities at December 31, 2025 and March 31, 2025 consisted of the following (in thousands):

	December 31, 2025	March 31, 2025
Income tax payable	$7,167	$416
Deferred revenue	3,050	1,168
Other	26	—
Total other current liabilities	$10,243	$1,584
Note 8—Shareholders’ Equity
(A) At-the-Market Equity Offering Program
On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).
As of December 31, 2025, the Company had $400.0 million of remaining capacity available under the ATM Facility.

(B) Share Repurchase Program
On June 24, 2025, the Company’s board of directors authorized a common share repurchase program allowing for repurchases of the Company’s common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of December 31, 2025 pursuant to this repurchase program.
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
(C) Consolidated Vant Equity Transactions
Immunovant
In December 2025, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), completed an underwritten offering of 26,200,000 shares of its common stock (including 16,666,666 shares of common stock purchased by RSL) at a price of $21.00 per share, for net proceeds to Immunovant of approximately $543.6 million after deducting underwriting discounts and commissions and offering expenses. Following the purchase of shares by RSL, the Company’s ownership interest in Immunovant increased to approximately 56%, and the Company continues to consolidate Immunovant.
Note 9—Share-Based Compensation and Other Compensation Plans
(A) RSL Equity Incentive Plans
RSL has three equity incentive plans: the Roivant Sciences Ltd. 2021 Equity Incentive Plan (the “RSL 2021 EIP”), the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan, and the Roivant Sciences Ltd. Amended and Restated 2015 Restricted Stock Unit Plan (collectively, the “RSL Equity Plans”). The RSL 2021 EIP was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. At December 31, 2025, a total of 24,970,629 common shares were available for future grants under the RSL 2021 EIP.
Stock Options and Performance Stock Options
Activity for stock options and performance stock options under the RSL Equity Plans for the nine months ended December 31, 2025 was as follows:

Number of Options
Options outstanding at March 31, 2025	139,412,098
Granted	2,264,315
Exercised	(43,081,547)
Forfeited/Canceled	(1,189,703)
Options outstanding at December 31, 2025	97,405,163
Options exercisable at December 31, 2025	85,840,056

Restricted Stock Units
Activity for RSUs under the RSL Equity Plans for the nine months ended December 31, 2025 was as follows:

Number of RSUs
Non-vested balance at March 31, 2025	14,119,949
Granted	6,454,080
Vested	(3,782,085)
Forfeited	(1,905,609)
Non-vested balance at December 31, 2025	14,886,335
Performance Restricted Stock Units
Activity for PSUs under the RSL Equity Plans for the nine months ended December 31, 2025 was as follows:

Number of PSUs
Non-vested balance at March 31, 2025	36,872,465
Granted	11,900,000
Vested	—
Forfeited	—
Non-vested balance at December 31, 2025	48,772,465
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
During the three months ended December 31, 2025, the share price hurdles for the first three of the six vesting tranches of the PSUs granted pursuant to the 2024 Senior Executive Compensation Program, including Dr. Torti’s PSU award approved in July 2025, were met as a result of the Company’s trailing 30-day volume weighted average trading price per share exceeding the specified share price hurdles of $15.00, $17.50, and $20.00. As a result, the “Performance Condition” (as defined in the 2024 Senior Executive Compensation Program) was satisfied for 13,386,480 PSUs. Vesting is contingent upon the satisfaction of the “Service Condition” (as defined in the 2024 Senior Executive Compensation Program), which will be deemed satisfied on the first anniversary of the date on which the Performance Condition is first satisfied with respect to such tranche, subject to the executive’s continuous service through such anniversary. Following the achievement of the Service Condition and the vesting of any tranche of the PSUs, the common shares underlying the applicable vested tranche of PSUs are subject to a further two-year holding period before such common shares may be sold by the executive (subject to certain customary exceptions).

Capped Value Appreciation Rights
March 2020 CVAR Grants
As of December 31, 2025, 17,548,368 CVARs granted in March 2020 remain outstanding. These CVARs had met the service vesting condition as of December 31, 2025 but have not satisfied their applicable hurdle price on an applicable hurdle measurement date. Such CVARs will be earned if the hurdle price is satisfied on a hurdle measurement date, being annually on March 30, prior to the expiration date of March 31, 2026.
November 2021 CVAR Grants
Activity for CVARs granted in November 2021 under the RSL 2021 EIP for the nine months ended December 31, 2025 was as follows:

Number of CVARs
Non-vested balance at March 31, 2025	348,527
Vested	(297,795)
Forfeited	(50,732)
Non-vested balance at December 31, 2025	—
During the nine months ended December 31, 2025, 297,795 common shares were issued upon their settlement.
(B) Subsidiary Equity Incentive Plans
Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, RSUs, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $38.4 million and $72.1 million for the three and nine months ended December 31, 2025, respectively, and $13.5 million and $42.1 million for the three and nine months ended December 31, 2024, respectively, related to subsidiary EIPs.
(C) Priovant Share Exchange
In November 2025, the Company offered certain holders of vested equity of the Company’s subsidiary, Priovant Holdings, Inc. (“Priovant”), the opportunity to exchange a portion of their vested equity granted under the Priovant 2021 Equity Incentive Plan for RSL common shares granted under the RSL 2021 EIP (the “Exchange Offer”). The Exchange Offer expired on December 23, 2025. On December 23, 2025, immediately following the expiration of the Exchange Offer, the exchanged Priovant equity instruments were canceled, and the Company granted 1,746,194 RSL common shares, under the RSL 2021 EIP, to the individuals participating in the Exchange Offer. The Exchange Offer was treated as a modification for accounting purposes and resulted in incremental share-based compensation expense of $25.2 million, of which $8.3 million was recognized to research and development expense and $16.9 million was recognized to general and administrative expense. This incremental expense was recognized in full on December 23, 2025.
(D) Cash Bonus Program
During the year ended March 31, 2024, the Company approved a special one-time cash retention bonus award to its employees in the aggregate amount of $79.7 million (the “Cash Bonus Program”).
The Company recognized general and administrative expense of $5.5 million for the three months ended December 31, 2024, and $4.5 million and $19.0 million for the nine months ended December 31, 2025 and 2024, respectively, relating to the Cash Bonus Program. The Company recognized research and development expense of $1.7 million for the three months ended December 31, 2024, and $0.9 million and $5.4 million for the nine months ended December 31, 2025 and 2024, respectively, relating to the Cash Bonus Program. There was no related expense recognized during the three months ended December 31, 2025.

(E) 2024 Senior Executive Compensation Program Cash Awards
In July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). In July 2025, the Compensation Committee also approved a one-time cash retention award for Frank Torti in connection with his appointment as an executive officer of the Company. Pursuant to the 2024 Senior Executive Compensation Program, including Dr. Torti’s one-time cash retention award approved in July 2025, the Company paid the following one-time cash retention awards to the officers listed in the table below:

Executive	Title	Cash Awards (in thousands)

Matthew Gline	Chief Executive Officer	$5,725
Mayukh Sukhatme	President and Chief Investment Officer	$80,550
Eric Venker	President and Immunovant CEO	$7,465
Frank Torti	President and Vant Chair	$7,500
As a result of the cash retention rewards, the Company recognized general and administrative expense of $14.8 million during the nine months ended December 31, 2025 and $3.7 million and $82.8 million, respectively, during the three and nine months ended December 31, 2024. There was no related expense recognized during the three months ended December 31, 2025.
Note 10—Income Taxes
The Company’s effective tax rate for the three and nine months ended December 31, 2025 was (8.0)% and (4.9)%, respectively, and the effective tax rate for the three and nine months ended December 31, 2024 was 10.9% and 0.2%, respectively. The effective tax rates for the three and nine months ended December 31, 2025 are driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets, as well as the impacts of taxable intercompany income and non-deductible executive compensation. The effective tax rates for the three and nine months ended December 31, 2024 are driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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
During the three months ended December 31, 2025, in connection with the relocation of the U.S. corporate headquarters of Roivant Sciences, Inc. and the execution of a sublease agreement, the Company identified a triggering event for the associated operating lease right-of-use asset and leasehold improvements (the asset group) for the former U.S. corporate headquarters. The Company determined that the asset group was not recoverable as its carrying amount exceeded the future net undiscounted cash flows expected under the sublease agreement. The Company measured the fair value of the asset group using an income approach based on a discounted cash flow methodology using significant Level 3 inputs.

Key inputs used in the valuation included contractual and market-based sublease rental rates, estimated lease commencement date, transaction costs, and a discount rate of 8.5%.
As the carrying amount of the asset group exceeded its fair value, the Company recognized a total pre-tax impairment charge of $17.1 million during the three and nine months ended December 31, 2025, which is included in general and administrative expenses in the condensed consolidated statements of operations.
Other Commitments
The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 12, “Commitments and Contingencies” in the Company’s Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements relating to continuing operations during the nine months ended December 31, 2025. The Company has further commitments relating to other asset acquisition and license agreements that it has entered into and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
As of December 31, 2025, the Company’s subsidiary, Immunovant, has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $0.3 million, $0.8 million, $10.0 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2027, 2028, 2029 and 2030, respectively.
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
(C) Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of December 31, 2025 and March 31, 2025.

Note 12—Earn-Out Shares
In connection with the Business Combination, the Company issued the following restricted common shares on September 30, 2021:
a.2,033,591 common shares issued to Patient Square Capital LLC (the “MAAC Sponsor”) and 10,000 common shares issued to each of MAAC’s independent directors (collectively, the “20% Earn-Out Shares”), subject to vesting if the closing price of the Company’s common shares is greater than or equal to $15.00 over any 20 out of 30 trading day period between November 9, 2021 and September 30, 2026 (the “Vesting Period”); and
b.1,016,796 common shares issued to the MAAC Sponsor and 5,000 common shares issued to each of MAAC’s independent directors (collectively, the “10% Earn-Out Shares” and, together with the 20% Earn-Out Shares, the “Earn-Out Shares”), subject to vesting if the closing price of the Company’s common shares is greater than or equal to $20.00 over any 20 out of 30 trading day period during the Vesting Period.
During the quarter ended December 31, 2025, both of the 20% Earn-Out Shares and the 10% Earn-Out Shares, which were already included in the Company’s issued and outstanding share count, vested and therefore are no longer subject to forfeiture. Certain of the Earn-Out Shares remain subject to a lock-up and may not be sold until the one-year anniversary of the applicable vesting date.
Prior to vesting, the Earn-Out Shares required liability classification and were classified as “Liability instruments measured at fair value” on the accompanying condensed consolidated balance sheets. The Earn-Out Shares liability was subject to remeasurement at each balance sheet date with changes in fair value recognized in the Company’s statements of operations. The Earn-Out Shares were remeasured upon their vesting, and these remeasurements were recognized in “Change in fair value of liability instruments” in the accompanying condensed consolidated statements of operations. The resulting liabilities upon remeasurement, totaling $57.7 million, were reclassified to additional paid-in capital.
During the three and nine months ended December 31, 2025, the Company recognized losses of $24.4 million and $47.7 million, respectively, due to changes in the fair value of the Earn-Out Shares in the accompanying condensed consolidated statements of operations. During the three and nine months ended December 31, 2024, the Company recognized gains of $2.1 million and $0.4 million, respectively, due to changes in fair value of the Earn-Out Shares in the accompanying condensed consolidated statements of operations.

Note 13—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2025 and March 31, 2025, by level, within the fair value hierarchy (in thousands):

	As of December 31, 2025				As of March 31, 2025
	Level 1	Level 2	Level 3	Balance as of December 31, 2025	Level 1	Level 2	Level 3	Balance as of March 31, 2025
Assets:
Money market funds	$1,386,330	$—	$—	$1,386,330	$2,621,457	$—	$—	$2,621,457
Available-for-sale marketable securities	—	3,051,708	—	3,051,708	—	—	—	—
Investment in Datavant Class A units	—	—	247,051	247,051	—	—	167,361	167,361
Investment in Arbutus common shares	186,856	—	—	186,856	135,578	—	—	135,578
Total assets at fair value	$1,573,186	$3,051,708	$247,051	$4,871,945	$2,757,035	$—	$167,361	$2,924,396
Liabilities:
Liability instruments measured at fair value(1)	—	—	—	—	—	—	9,981	9,981
Total liabilities at fair value	$—	$—	$—	$—	$—	$—	$9,981	$9,981
(1)At March 31, 2025, Level 3 includes the fair value of the Earn-Out Shares of $10.0 million.
There were no transfers into or out of Level 3 during the nine months ended December 31, 2025.
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

The changes in fair value of the Level 3 assets during the nine months ended December 31, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$147,526
Change in fair value of investment in Datavant, included in net loss	15,483
Balance at December 31, 2024	$163,009

Balance at March 31, 2025	$167,361
Change in fair value of investment in Datavant, included in net loss	79,690
Balance at December 31, 2025	$247,051
The changes in fair value of the Level 3 liabilities during the nine months ended December 31, 2025 and 2024 were as follows (in thousands):

Balance at March 31, 2024	$25,737
Changes in fair value of liability instruments, included in net loss	(1,632)
Balance at December 31, 2024	$24,105

Balance at March 31, 2025	$9,981
Changes in fair value of liability instruments, included in net loss	47,704
Reclassification to additional paid-in capital upon vesting of Earn-Out Shares	(57,685)
Balance at December 31, 2025	$—
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

	Point Estimate Used
Input	As of December 31, 2025	As of March 31, 2025
Volatility	95.0%	110.0%
Discount rate	11.8%	13.0%
Earn-Out Shares
Prior to vesting during the quarter ended December 31, 2025, the fair value of the Earn-Out Shares issued as part of the Business Combination was calculated using the Monte Carlo simulation method under the income approach. Refer to Note 12, “Earn-Out Shares” for additional details. Significant unobservable inputs used to calculate the fair value of the Earn-Out Shares included the following:

Point Estimate Used
Input	As of March 31, 2025
Volatility	38.4%
Risk-free rate	3.96%

As of March 31, 2025, the Company began using a blend of its historical and implied volatility, rather than exclusively relying on historical volatility, to estimate the expected volatility assumption of various equity instruments issued by the Company. Due to changes in the Company’s capital position, the Company believes this methodology better reflects its expected future volatility.
As of March 31, 2025, the fair value of the Earn-Out Shares was $10.0 million, which was included in “Liability instruments measured at fair value” in the accompanying condensed consolidated balance sheets.
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
For periods of loss from continuing operations, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three and nine months ended December 31, 2025 and 2024, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss from continuing operations.
As of December 31, 2025 and 2024, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net (loss) income per common share:

	December 31, 2025	December 31, 2024
Stock options and performance stock options	97,405,163	141,783,273
Restricted stock units and performance stock units (non-vested)	63,658,800	51,484,611
March 2020 CVARs(1)	17,548,368	17,548,368
November 2021 CVARs (non-vested)	—	710,060
Restricted common stock (non-vested)	—	169,422
Earn-Out Shares (non-vested)	—	3,080,387
Other stock based awards and instruments issued	3,674,484	5,031,399
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

The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended December 31,		Nine Months Ended December 31,
	2025	2024	2025	2024
Revenue	$1,999	$9,018	$5,740	$21,483
Less:
Cost of revenues	700	259	965	706
Program-specific research and development expenses:
Anti-FcRn franchise—endocrine diseases	19,806	15,479	64,030	46,279
Anti-FcRn franchise—neurological diseases	17,688	24,978	61,712	73,071
Anti-FcRn franchise—rheumatology diseases	14,129	8,180	35,949	17,225
Anti-FcRn franchise—dermatology diseases	3,037	4,951	16,134	9,894
Anti-FcRn franchise—other clinical and nonclinical	463	44	3,174	7,579
Brepocitinib	16,201	10,940	45,936	32,051
Mosliciguat	10,398	4,701	26,250	13,865
Other development and discovery programs	13,399	14,557	34,819	43,751
Research and development share-based compensation	18,123	9,685	40,218	30,128
Research and development personnel-related expenses	41,403	38,292	124,591	103,414
Other research and development expenses	10,733	9,788	30,054	27,918
General and administrative share-based compensation	86,874	69,386	228,778	165,670
General and administrative personnel-related expenses	28,246	33,572	96,307	173,082
Other general and administrative expenses	59,952	38,587	127,131	105,566
Gain on sale of Telavant net assets	—	—	—	(110,387)
Change in fair value of investments	(21,592)	21,314	(130,968)	(42,287)
Change in fair value of liability instruments	24,416	(2,147)	47,704	(1,632)
Interest income	(43,266)	(61,851)	(136,929)	(203,751)
Other (income) expense, net	(8,342)	2,816	8,560	7,877
Income tax expense (benefit)	23,332	(25,568)	34,976	(1,147)
Income from discontinued operations, net of tax	—	(327,020)	—	(373,030)
Net (loss) income	$(313,701)	$118,075	$(753,651)	$(104,359)
Note 16—Subsequent Events
In January 2026, the Company’s subsidiary, Immunovant, completed an internal reorganization and transfer of intellectual property rights related to Immunovant’s product candidates between two wholly-owned subsidiaries of Immunovant. The Company is still assessing the impact of this transfer, but expects a reduction in its current income tax expense for the year ending March 31, 2026, and expects a reduction in its foreign net operating losses and corresponding valuation allowance in Switzerland. Ownership and rights to such intellectual property remain with the Company and its subsidiaries.

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
Pipeline
The following table summarizes selected product candidates from our pipeline:

Product Candidate	Indication	Vant	Modality	Phase
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	NDA Filed
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 3*
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Sjögren’s Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Cutaneous Lupus Erythematosus	Immunovant	Biologic	Phase 2
Batoclimab	Thyroid Eye Disease	Immunovant	Biologic	Phase 3*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 2
Note: All product candidates in our current pipeline are investigational and subject to health authority approval. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.
*Indicates registrational or potentially registrational trials.

Vant Ownership
The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of December 31, 2025.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Priovant	73%		66%
Immunovant	56%	[3]	52%	[3]
Pulmovant	98%		91%
Genevant	83%		64%
Covant	95%		91%
Arbutus	20%	[3]	19%	[3]
Note: In addition to the subsidiary companies and affiliates listed in the table above, Roivant continues to maintain ownership interests in certain other entities as previously disclosed, including Proxima (formerly VantAI), PsiThera (formerly Psivant) and Datavant, as well as the right to receive future milestones and royalties related to the sale of our subsidiary Dermavant in 2024.
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

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
LNP platform	Genevant	Summary judgment phase in U.S. Moderna case	Ongoing
LNP platform	Genevant	Jury trial in U.S. Moderna case	March 2026
Batoclimab	Immunovant	Topline data from both Phase 3 trials in thyroid eye disease	1H 2026
LNP platform	Genevant	First major hearings in ex-U.S. Moderna cases	1H 2026
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 3 trials in non-infectious uveitis	2H 2026
IMVT-1402	Immunovant	Topline data from Phase 2 trial in cutaneous lupus erythematosus	2H 2026
IMVT-1402	Immunovant	Topline data from potentially registrational trial in ACPA+ difficult-to-treat rheumatoid arthritis	2H 2026
IMVT-1402	Immunovant	Topline data from potentially registrational trials in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Sjögren’s disease	2028
Note: References under “Expected Timing” are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change. The timing of the litigation-related events noted above is subject to change, including at the discretion of the court.
Recent Developments
•Priovant: In February 2026, Priovant announced positive Phase 2 results for brepocitinib in cutaneous sarcoidosis ("CS"). Brepocitinib 45 mg significantly improved CS disease activity, achieving a 22.3-point improvement in mean CSAMI-A at Week 16 versus a 0.7-point improvement in placebo (Δ21.6 p<0.0001). Brepocitinib demonstrated rapid, deep and sustained improvements across all other efficacy endpoints measured with consistent safety profile. New Drug Application was submitted to the FDA for brepocitinib in dermatomyositis (DM). Topline data from Phase 3 studies in non-infectious uveitis are expected in the second half of calendar year 2026.
•Immunovant: Potentially registrational trial for IMVT-1402 in difficult-to-treat rheumatoid arthritis fully enrolled, with topline data expected in the second half of calendar year 2026. All other clinical development timelines remain on track for IMVT-1402 across announced indications, including potentially registrational trials in Graves’ disease ("GD"), myasthenia gravis, chronic inflammatory demyelinating polyneuropathy and Sjögren’s disease, and a proof-of-concept trial in cutaneous lupus erythematosus. Roivant-led Immunovant financing alongside key institutional investors generated gross proceeds to Immunovant of approximately $550 million, extending Immunovant’s cash runway to the launch of IMVT-1402 in GD.
•Pulmovant: Phase 2 trial of mosliciguat in pulmonary hypertension associated with interstitial lung disease fully enrolled, with topline data expected in the second half of calendar year 2026.
•Genevant: Favorable summary judgment decision in U.S. Moderna case affirms Genevant's view of section 1498: the significant majority of liability belongs in the current case against Moderna. Jury trial in U.S. Moderna case scheduled for March 2026 and international proceedings continue with first major hearings expected in the first half of calendar year 2026.
•Roivant: Roivant reported consolidated cash, cash equivalents, restricted cash and marketable securities of $4.5 billion as of December 31, 2025, supporting cash runway into profitability.
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
We expect G&A expenses to increase in future periods to support our potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO (the “2024 Senior Executive Compensation Program”). In July 2025, the Compensation Committee also approved a multi-year incentive compensation program for Frank Torti in connection with his appointment as an executive officer of the Company. The long-term equity incentive awards granted pursuant to this program will result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our financial statements for further details.
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
Change in fair value of liability instruments
Change in fair value of liability instruments primarily includes the loss (gain) relating to the measurement and recognition of fair value on a recurring basis of certain liabilities, including the earn-out share liabilities (prior to vesting) (the “Earn-Out Shares”) issued in connection with our business combination (the “Business Combination”) with Montes Archimedes Acquisition Corp. (“MAAC”), a special purpose acquisition company. Refer to Note 12, “Earn-Out Shares” for further information.
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
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax consists of the gain on sale of subsidiary interests resulting from the sale of our entire equity interest in our majority-owned subsidiary, Dermavant Sciences Ltd. (“Dermavant”), to Organon & Co. (“Organon”) in October 2024 and the financial results of Dermavant. In September 2024, Dermavant entered into an Agreement and Plan of Merger with Organon, Organon Bermuda Ltd., an indirect wholly owned subsidiary of Organon, and us, solely in our capacity as the representative of the securityholders of Dermavant. Organon’s acquisition of Dermavant (the “Dermavant Transaction”) was completed in October 2024. Refer to Note 6, “Discontinued Operations” of our financial statements for further information.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.

Results of Operations
Comparison of the three and nine months ended December 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended December 31, 2025 and 2024:

	Three Months Ended December 31,
	2025	2024	Change
	(in thousands)
Revenue	$1,999	$9,018	$(7,019)
Operating expenses:
Cost of revenues	700	259	441
Research and development	165,380	141,595	23,785
General and administrative	175,072	141,545	33,527
Total operating expenses	341,152	283,399	57,753
Loss from operations	(339,153)	(274,381)	(64,772)
Change in fair value of investments	(21,592)	21,314	(42,906)
Change in fair value of liability instruments	24,416	(2,147)	26,563
Interest income	(43,266)	(61,851)	18,585
Other (income) expense, net	(8,342)	2,816	(11,158)
Loss from continuing operations before income taxes	(290,369)	(234,513)	(55,856)
Income tax expense (benefit)	23,332	(25,568)	48,900
Loss from continuing operations, net of tax	(313,701)	(208,945)	(104,756)
Income from discontinued operations, net of tax	—	327,020	(327,020)
Net (loss) income	(313,701)	118,075	(431,776)
Net loss attributable to noncontrolling interests	(47,810)	(51,306)	3,496
Net (loss) income attributable to Roivant Sciences Ltd.	$(265,891)	$169,381	$(435,272)

The following table sets forth our results of operations for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024	Change
	(in thousands)
Revenue	$5,740	$21,483	$(15,743)
Operating expenses:
Cost of revenues	965	706	259
Research and development	482,867	405,175	77,692
General and administrative	452,216	444,318	7,898
Total operating expenses	936,048	850,199	85,849
Gain on sale of Telavant net assets	—	110,387	(110,387)
Loss from operations	(930,308)	(718,329)	(211,979)
Change in fair value of investments	(130,968)	(42,287)	(88,681)
Change in fair value of liability instruments	47,704	(1,632)	49,336
Interest income	(136,929)	(203,751)	66,822
Other expense, net	8,560	7,877	683
Loss from continuing operations before income taxes	(718,675)	(478,536)	(240,139)
Income tax expense (benefit)	34,976	(1,147)	36,123
Loss from continuing operations, net of tax	(753,651)	(477,389)	(276,262)
Income from discontinued operations, net of tax	—	373,030	(373,030)
Net loss	(753,651)	(104,359)	(649,292)
Net loss attributable to noncontrolling interests	(150,886)	(138,853)	(12,033)
Net (loss) income attributable to Roivant Sciences Ltd.	$(602,765)	$34,494	$(637,259)
Variance analysis for three and nine months ended December 31, 2025 and 2024
Revenue

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Revenue	$1,999	$9,018	$(7,019)	$5,740	$21,483	$(15,743)
Revenue decreased by $7.0 million to $2.0 million for the three months ended December 31, 2025, compared to $9.0 million for the three months ended December 31, 2024. During both the three months ended December 31, 2025 and 2024, revenue was primarily driven by amounts earned in connection with license agreements at Genevant.
Revenue decreased by $15.7 million to $5.7 million for the nine months ended December 31, 2025, compared to $21.5 million for the nine months ended December 31, 2024. During both the nine months ended December 31, 2025 and 2024, revenue was primarily driven by amounts earned in connection with license agreements at Genevant.

Research and development expenses
For the three months ended December 31, 2025 and 2024, our research and development expenses consisted of the following:

	Three Months Ended December 31,
	2025	2024(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—endocrine diseases	$19,806	$15,479	$4,327
Anti-FcRn franchise—neurological diseases	17,688	24,978	(7,290)
Anti-FcRn franchise—rheumatology diseases	14,129	8,180	5,949
Anti-FcRn franchise—dermatology diseases	3,037	4,951	(1,914)
Anti-FcRn franchise—other clinical and nonclinical	463	44	419
Brepocitinib	16,201	10,940	5,261
Mosliciguat	10,398	4,701	5,697
Other development and discovery programs(2)	13,399	14,557	(1,158)
Total program-specific costs	95,121	83,830	11,291

Unallocated internal costs:
Share-based compensation	18,123	9,685	8,438
Personnel-related expenses	41,403	38,292	3,111
Other expenses	10,733	9,788	945
Total research and development expenses	$165,380	$141,595	$23,785
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) For the three months ended December 31, 2024, terminated program expenses included $3.1 million for namilumab. There were no terminated program expenses for the three months ended December 31, 2025.

Research and development expenses increased by $23.8 million to $165.4 million for the three months ended December 31, 2025, compared to $141.6 million for the three months ended December 31, 2024. This increase was primarily driven by an increase in program-specific costs of $11.3 million and share-based compensation of $8.4 million.
The $11.3 million increase in program-specific costs was primarily driven by increases of $5.7 million related to mosliciguat and $5.3 million related to brepocitinib, reflecting the progression of our programs.
The $8.4 million increase in share-based compensation expense, which is an unallocated internal cost, was primarily driven by incremental share-based compensation expense as a result of the exchange of certain vested equity granted under the Priovant Holdings, Inc. (“Priovant”) 2021 Equity Incentive Plan for RSL common shares (the “Exchange Offer”). Refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our financial statements for further details.

For the nine months ended December 31, 2025 and 2024, our research and development expenses consisted of the following:

	Nine Months Ended December 31,
	2025	2024(1)	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—endocrine diseases	$64,030	$46,279	$17,751
Anti-FcRn franchise—neurological diseases	61,712	73,071	(11,359)
Anti-FcRn franchise—rheumatology diseases	35,949	17,225	18,724
Anti-FcRn franchise—dermatology diseases	16,134	9,894	6,240
Anti-FcRn franchise—other clinical and nonclinical	3,174	7,579	(4,405)
Brepocitinib	45,936	32,051	13,885
Mosliciguat	26,250	13,865	12,385
Other development and discovery programs(2)	34,819	43,751	(8,932)
Total program-specific costs	288,004	243,715	44,289

Unallocated internal costs:
Share-based compensation	40,218	30,128	10,090
Personnel-related expenses	124,591	103,414	21,177
Other expenses	30,054	27,918	2,136
Total research and development expenses	$482,867	$405,175	$77,692
(1) Certain prior year amounts have been reclassified to conform to current year presentation.
(2) For the nine months ended December 31, 2025, terminated program expenses consisted of $1.9 million for namilumab. For the nine months ended December 31, 2024, terminated program expenses consisted of $11.0 million for namilumab and $1.9 million for RVT-2001.

Research and development expenses increased by $77.7 million to $482.9 million for the nine months ended December 31, 2025, compared to $405.2 million for the nine months ended December 31, 2024. This increase was primarily driven by an increase in program-specific costs of $44.3 million, personnel-related expenses of $21.2 million, and share-based compensation of $10.1 million.
The $44.3 million increase in program-specific costs was primarily driven by an increase of $27.0 million related to the anti-FcRn franchise, $13.9 million related to brepocitinib, and $12.4 million related to mosliciguat, reflecting the progression of our programs. The increase was partially offset by a $11.0 million decrease in expenses related to terminated programs.
The $21.2 million increase in personnel-related expenses, which is an unallocated internal cost, was primarily driven by higher headcount to support additional clinical studies for the anti-FcRn franchise activities at Immunovant. The $10.1 million increase in share-based compensation expense was primarily driven by the Priovant Exchange Offer. Refer to Note 9, "Share-Based Compensation and Other Compensation Plans" of our financial statements for further details.
General and administrative expenses

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
General and administrative	$175,072	$141,545	$33,527	$452,216	$444,318	$7,898
General and administrative expenses increased by $33.5 million to $175.1 million for the three months ended December 31, 2025, compared to $141.5 million for the three months ended December 31, 2024. This increase was primarily due to an impairment loss of $17.1 million related to the relocation of the United States (“U.S.”) corporate headquarters of Roivant Sciences, Inc. (refer to Note 11, “Commitments and Contingencies” of our financial statements for further details) and an increase of $17.5 million in share-based compensation expense, primarily driven by the Priovant Exchange Offer (refer to Note 9, “Share-Based Compensation and Other Compensation Plans” of our financial statements for further details). These increases were partially offset by a decrease of $5.3 million in personnel-related expense, primarily due to the conclusion of one-time cash retention awards under the Cash Bonus Program (as defined below).
General and administrative expenses increased by $7.9 million to $452.2 million for the nine months ended December 31, 2025, compared to $444.3 million for the nine months ended December 31, 2024. This increase was primarily due to an increase in share-based compensation expense of $63.1 million, primarily due to the long-term equity incentive awards from the 2024 Senior Executive Compensation Program and incremental share-based compensation expense resulting from the Priovant Exchange Offer, as well as an impairment loss of $17.1 million related to the relocation of the U.S. corporate headquarters of Roivant Sciences, Inc. These increases were partially offset by a decrease of $76.8 million in personnel-related expense, which largely resulted from higher expense for the nine months ended December 31, 2024 related to the one-time cash retention awards from the 2024 Senior Executive Compensation Program and the Cash Bonus Program (as defined below).
A summary of general and administrative expense relating to the special one-time cash retention bonus award to its employees awarded during the year ended March 31, 2024 (the “Cash Bonus Program”) and 2024 Senior Executive Compensation Program is as follows:

	Three Months Ended December 31,		Nine Months Ended December 31,		Remaining Expense as of December 31, 2025
	2025	2024	2025	2024
	(in thousands)
Cash Bonus Program	$—	$5,516	$4,510	$19,055	$—
2024 Senior Executive Compensation Program:
Cash awards	—	3,660	14,819	82,762	—
Performance restricted stock units	36,515	30,488	103,076	52,360	178,071
Restricted stock units	3,916	2,328	9,624	4,133	56,692
Stock options	185	171	542	474	1,750
Total	$40,616	$42,163	$132,571	$158,784	$236,513
Gain on sale of Telavant net assets

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Gain on sale of Telavant net assets	$—	$—	$—	$—	$110,387	$(110,387)
Gain on sale of Telavant net assets was approximately $110.4 million for the nine months ended December 31, 2024 and resulted from the achievement of a one-time milestone in June 2024. Refer to Note 5, “Recent Transactions and Developments” of our financial statements for further information.
Change in fair value of investments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$(21,592)	$21,314	$(42,906)	$(130,968)	$(42,287)	$(88,681)

Changes in fair value of investments were an unrealized gain of $21.6 million and an unrealized loss of $21.3 million for the three months ended December 31, 2025 and 2024, respectively. The change of $42.9 million was driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant.
Changes in fair value of investments were unrealized gains of $131.0 million and $42.3 million for the nine months ended December 31, 2025 and 2024, respectively. The increase of $88.7 million was driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant, which was driven by growth in forecasted financial performance.
Change in fair value of liability instruments

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Change in fair value of liability instruments	$24,416	$(2,147)	$26,563	$47,704	$(1,632)	$49,336
Change in fair value of liability instruments was a loss of $24.4 million and a gain of $2.1 million for the three months ended December 31, 2025 and 2024, respectively. The change in fair value of liability instruments for the three months ended December 31, 2025 consisted of a loss relating to the Earn-Out Shares issued as part of the Business Combination. The Earn-Out Shares vested during the quarter ended December 31, 2025. Accordingly, the Earn-Out Shares were remeasured upon their vesting, and these final remeasurements were recognized in the change in fair value of liability instruments. No further liability remains related to the Earn-Out Shares.
Changes in fair value of liability instruments was a loss of $47.7 million and a gain of $1.6 million for the nine months ended December 31, 2025 and 2024, respectively. The change in fair value of liability instrument for the nine months ended December 31, 2025 consisted of a loss relating to the Earn-Out Shares issued as part of the Business Combination. The Earn-Out Shares vested during the quarter ended December 31, 2025. Accordingly, the Earn-Out Shares were remeasured upon their vesting, and these final remeasurements were recognized in the change in fair value of liability instruments. No further liability remains related to the Earn-Out Shares.
Interest income

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Interest income	$(43,266)	$(61,851)	$18,585	$(136,929)	$(203,751)	$66,822
Interest income decreased by $18.6 million to $43.3 million for the three months ended December 31, 2025, compared to $61.9 million for the three months ended December 31, 2024. The decrease is primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts and lower interest rates.
Interest income decreased by $66.8 million to $136.9 million for the nine months ended December 31, 2025, compared to $203.8 million for the nine months ended December 31, 2024. The decrease is primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts and lower interest rates.

Income tax expense (benefit)

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income tax expense (benefit)	$23,332	$(25,568)	$48,900	$34,976	$(1,147)	$36,123
Income tax expense (benefit) changed by $48.9 million to an expense of $23.3 million for the three months ended December 31, 2025, compared to an income tax benefit of $25.6 million for the three months ended December 31, 2024. The increase is primarily due to our fluctuating earnings by legal entity in various jurisdictions over the periods, as well as the impacts of taxable intercompany income and non-deductible executive compensation.
Income tax expense (benefit) changed by $36.1 million to an expense of $35.0 million for the nine months ended December 31, 2025, compared to an income tax benefit of $1.1 million for the nine months ended December 31, 2024. The increase is primarily due to the impacts of taxable intercompany income and non-deductible executive compensation, as well as our fluctuating earnings by legal entity in various jurisdictions over the periods.
Income from discontinued operations, net of tax

	Three Months Ended December 31,			Nine Months Ended December 31,
	2025	2024	Change	2025	2024	Change
	(in thousands)			(in thousands)
Income from discontinued operations, net of tax	$—	$327,020	$(327,020)	$—	$373,030	$(373,030)
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
Liquidity and Capital Resources
For the nine months ended December 31, 2025 and 2024, we incurred net losses from continuing operations of $753.7 million and $477.4 million, respectively. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion and our accumulated deficit was $695.0 million. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part II, Item 1A. of this Quarterly Report on Form 10-Q. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.
Our short-term and long-term liquidity requirements as of December 31, 2025 included:
•obligations under our leases (refer to Note 11, “Leases” in our Annual Report on Form 10-K for the year ended March 31, 2025 for further information regarding our lease commitments); and
•certain commitments related to the contract manufacturing of batoclimab drug substance. As of December 31, 2025, our subsidiary, Immunovant, has a remaining minimum obligation for the contract manufacturing of batoclimab drug substance of approximately $39.1 million, of which $0.3 million, $0.8 million, $10.0 million, $14.0 million and $14.0 million is expected to be paid, subject to the terms of such contract manufacturing agreement, during the remainder of the fiscal year ending March 31, 2026, and for the fiscal years ending March 31, 2027, 2028, 2029 and 2030, respectively.

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
On June 24, 2025, our board of directors authorized a common share repurchase program allowing for repurchases of our common shares in an aggregate amount of up to $500 million (excluding fees and expenses). No purchases have been made as of December 31, 2025 pursuant to this repurchase program.
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
Cash Flows
The following table sets forth a summary of our cash flows for the nine months ended December 31, 2025 and 2024:

	Nine Months Ended December 31,
	2025	2024
	(in thousands)
Net cash used in operating activities	$(586,531)	$(666,886)
Net cash used in investing activities	$(855,824)	$(2,840,485)
Net cash provided by (used in) financing activities	$203,013	$(1,042,641)
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.
For the nine months ended December 31, 2025, cash used in operating activities decreased by $80.4 million to $586.5 million compared to $666.9 million for the nine months ended December 31, 2024. This decrease was primarily due to certain cost savings during the nine months ended December 31, 2025 as a result of the sale of Dermavant and termination of namilumab and RVT-2001 programs along with lower cash compensation during the nine months ended December 31, 2025 as a result of higher one-time cash awards made pursuant to the 2024 Senior Executive Compensation Program during the nine months ended December 31, 2024. These decreases were partially offset by lower cash receipts from revenues in part as a result of the sale of Dermavant, less interest income received and greater cash requirements to advance our existing research and development programs, including the anti-FcRn franchise and brepocitinib, during the nine months ended December 31, 2025.
Investing Activities
For the nine months ended December 31, 2025, cash used in investing activities decreased by approximately $2.0 billion to $855.8 million compared to approximately $2.8 billion for the nine months ended December 31, 2024, primarily related to the maturities of certain marketable securities along with a decrease in purchases of marketable securities during the nine months ended December 31, 2025.
Financing Activities
For the nine months ended December 31, 2025, cash provided by financing activities was $203.0 million and cash used in financing activities was approximately $1.0 billion for the nine months ended December 31, 2024. This change is primarily due to a decrease in cash used for the repurchase of our common shares, an increase in cash proceeds from exercise of stock options, and an increase in cash proceeds from the issuance of subsidiary common shares, net of issuance costs paid, during the nine months ended December 31, 2025.
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
Interest Rate Sensitivity
As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of intellectual property, products or product candidates or technologies, as described above. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and average short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.
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
Equity Price Risk
As of December 31, 2025, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 10% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of December 31, 2025 by approximately $43.4 million.
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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2025, the end of the period covered by this Quarterly Report. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our subsidiary Immunovant holds the intellectual property rights to IMVT-1402 and batoclimab under a license agreement with HanAll Biopharma Co., Ltd. (“HanAll”) (the “HanAll Agreement”). The HanAll Agreement imposes a variety of obligations on Immunovant, including those relating to exclusivity, territorial rights, development, commercialization, funding, payment, diligence, sublicensing, insurance, intellectual property protection and other matters. If Immunovant materially breaches any of its obligations under the HanAll Agreement and is unable to cure that breach within the time frame specified under the HanAll Agreement, Immunovant may be required to pay damages to HanAll and HanAll may have the right to terminate the HanAll Agreement, which would result in Immunovant being unable to develop or manufacture its products. Immunovant has commenced discussions with HanAll regarding the potential return to HanAll of certain rights for batoclimab.
Biotechnology and pharmaceutical license agreements are complex and certain provisions in the HanAll Agreement may be susceptible to multiple interpretations. The resolution of any dispute or disagreement involving contract interpretation that may arise in relation to the HanAll Agreement or other agreements, including those related to the development and commercialization of product candidates could affect the scope of Immunovant’s rights, or affect financial or other obligations, under the HanAll Agreement, either of which could harm our business, financial condition, results of operations and prospects.
Immunovant continues to anticipate sharing top-line results from the two batoclimab Phase 3 TED studies concurrently in the first half of calendar year 2026. HanAll has a variety of interests in the licensed products under the HanAll Agreement and outside of Immunovant’s licensed territories, and may, as a result of those interests, disagree with, or initiate a dispute with respect to, Immunovant’s development or commercialization plans for batoclimab. While the HanAll Agreement gives Immunovant final control over development and regulatory decisions relating to batoclimab in our licensed territories, HanAll may disagree with future development plans for batoclimab, and Immunovant may not reach an agreement with respect to batoclimab, which could result in HanAll initiating a dispute for alleged breach of the HanAll Agreement and such a dispute could result in arbitration or litigation. In the event that HanAll asserts a breach, we and Immunovant do not believe there would be any basis for such a claim, and would vigorously contest such a claim if made. Any potential dispute with HanAll could be very expensive and time-consuming, may divert management’s attention from core business functions and may result in unfavorable results that materially impact Immunovant’s business. In addition, discontinuing further development of and regulatory submissions for batoclimab could impact and result in disputes with third parties, such as with respect to the contract manufacturing of batoclimab, which may be time consuming and expensive to resolve.

We will likely incur significant operating losses for the foreseeable future and may never achieve sustained profitability.
Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that a product candidate will fail to gain regulatory approval or become commercially viable. Following the Dermavant Transaction we do not have any product candidates that have received marketing approval anywhere in the world and we do not expect to generate product revenues from the commercial sale of our product candidates in the near term. As a result, we cannot estimate with precision the extent of our future losses. Since inception, we have incurred significant losses and negative cash flows from operations. As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion and our accumulated deficit was approximately $695.0 million.
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

Operating the Vants independently, rather than under a centralized, consolidated management team, may result in increased costs at Roivant and the Vants, as certain functions or processes, including sales and marketing, clinical and nonclinical personnel, business development, finance, accounting, human resources and legal functions, are replicated at Roivant and at multiple Vants. There may also be certain start-up costs associated with the establishment of a new Vant or integration of a newly acquired business into a Vant, which are greater under the Vant model than they would be under a centralized model. The use of the Vant model may also entail increased costs for us, including the time and expenses associated with hiring Vant CEOs and management teams, overseeing Vant equity incentive arrangements and managing compliance-related risks, including the internal controls, accounting systems and other policies and procedures necessary for us to operate as a public company. We may also be exposed to increased “key employee” risks in the event a Vant CEO were to depart, including the loss of other senior Vant personnel, potentially resulting in adverse impacts to commercialization or development work at the Vant. These increased expenses, complexities and other challenges may make using and scaling the Vant model more challenging and costly than it would be for a traditional pharmaceutical company to both operate and expand the number of product candidates under development, which could have a material adverse effect on our consolidated business, financial condition, results of operations or prospects. This decentralized model could also make compliance with applicable laws and regulations more challenging to monitor and may expose us to increased costs that could, in turn, harm our business, financial condition, results of operations or prospects.
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
As of December 31, 2025, we had cash, cash equivalents and marketable securities of approximately $4.5 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or the in-licensing of intellectual property, products, product candidates or technologies, as described above. We may not be able to find a suitable strategic transaction that we deem sufficiently attractive to pursue, and even if such a transaction is identified, may not be able to complete a strategic transaction in the future. Our ability to complete a strategic transaction may be negatively impacted by general macroeconomic and market trends and conditions, including volatility in the capital markets, and the other risks described herein.
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
The timing and total amount of repurchases under the 2025 Repurchase Authorization, or any future repurchase authorization from our board of directors, will depend on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities, as well as the discretion of our board of directors, or its delegees, that any such activity would be in the best interests of our shareholders and in compliance with all applicable laws and our contractual obligations. In the event that we decide to pursue further repurchases of common shares, we may be limited in our ability to repurchase our common shares by various governmental laws, rules and regulations which prevent us from purchasing our common shares during periods when we are in possession of material non-public information. We may also use our discretion to repurchase common shares from certain shareholders without offering the opportunity to all shareholders to have their common shares repurchased at that time and price. In addition, our ability to pay dividends may be limited by covenants of any existing and future outstanding indebtedness we or our subsidiaries incur.
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
Our significant holdings of cash, cash equivalents and marketable securities can be negatively affected by a variety of factors, including market and economic conditions and volatility, political risk, trade policy, including the imposition of additional tariffs, currency risk, credit risk, sovereign risk, interest rate fluctuations or other market or macroeconomic factors. Our investments consist primarily of money market funds and other debt securities, including investment-grade corporate bonds. Any fixed-income securities we hold now or in the future are subject to external factors that may adversely affect their market value or liquidity, such as interest rate, liquidity, market and issuer credits risks, including actual or anticipated changes in credit ratings. Additionally, we may from time to time have balances in bank accounts that are in excess of insured deposit limits and could be subject to risks of bank failures. As a result, the value and liquidity of our cash, cash equivalents and marketable securities may fluctuate substantially. Therefore, although we have not incurred any significant losses on our cash, cash equivalents and marketable securities, future fluctuations in their value could result in significant losses and could have a material adverse impact on our results of operations and financial condition.
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
Our drug discovery efforts are centered on our discovery Vants, including PsiThera and Covant, which employ a variety of approaches to the drug discovery process, including quantitative proteomics, induced proximity and covalency. As a company, we have relatively limited experience in drug discovery generally and with certain of the computational tools that are employed in those efforts. Our future success depends, in part, on our ability to successfully use these approaches and technologies to identify promising new product candidates and eventually advance those product candidates through preclinical studies and clinical trials. We have not yet succeeded and may not succeed in advancing any product candidates developed through these discovery efforts into clinical trials, demonstrating the efficacy and safety of such product candidates or obtaining regulatory approval thereafter. As a result, it is difficult to predict the time and cost of product candidate development from our discovery Vants and we cannot predict whether the application of these approaches will result in the development and regulatory approval of any products. In addition, many of the active drug discovery efforts at our discovery Vants are being conducted pursuant to collaboration agreements with third parties, in which the third parties are either owed milestone and royalty payments tied to the successful development and commercialization of successfully identified drug candidates, or have been granted exclusive or shared development and commercialization rights with respect to successfully identified drug candidates in exchange for upfront payments, shared expenses, and certain milestone and royalty payments owed to the discovery Vants. Any problems that we or our third-party partners experience in the future related to this platform or any of our related development programs may cause significant delays or unanticipated costs or may prevent the development of a commercially viable product. Any of these factors may prevent us from completing our preclinical studies or any clinical trials that we may initiate or commercializing any internally discovered product candidates we may develop on a timely or profitable basis, if at all. Even if successful, as a result of our collaboration agreements, our rights to commercialize any successfully discovered product candidates may be limited.
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
Additionally, uncertainties resulting from political instability, international hostilities and geopolitical tensions (including the current military conflict between Russia and Ukraine and the conflict in the Middle East), trade disputes between nations (including current trade disputes with China), a global financial crisis, wars, terrorism and civil unrest could adversely affect our business. In particular, given the new administration in the United States, there is currently significant uncertainty about the future relationship between the United States and various other countries, most significantly China, with respect to trade policies, tariffs, treaties, taxes and other limitations on cross-border operations. The U.S. government has made and continues to make significant additional changes in U.S. trade policies and tariffs and may take actions in the future actions that could negatively impact U.S. trade. For example, legislation has been enacted to limit certain U.S. biotechnology companies from using equipment or services produced or provided by select Chinese biotechnology companies in the performance of federal contracts, and others in Congress have advocated for the use of existing executive branch authorities to limit those Chinese service providers’ ability to engage in business in the U.S. We cannot predict what actions may ultimately be taken with respect to trade relations between the United States and China or other countries, what products and services may be subject to such actions or what actions may be taken by the other countries in retaliation. If we are unable to obtain or import goods or use services from existing service providers or become unable to export or, if approved, sell our products, our business, liquidity, financial condition and results of operations would be materially and adversely affected.
Further, outbreaks of disease and other unexpected public health events may cause extreme volatility in the capital and credit markets and other disruptions to our business. Business disruptions could include, among others, disruptions to our clinical development activities, including due to supply chain or distribution constraints or challenges, clinical enrollment, clinical site availability, patient accessibility and conduct of our clinical trials, as well as temporary closures of the facilities of suppliers or contract manufacturers in the biotechnology supply chain. Adverse health conditions could result in a variety of risks to our business, including our ability to raise capital when needed on acceptable terms, if at all.
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
Disruptions at the FDA and other government agencies may slow the time required for new drugs to be reviewed and approved, which could adversely affect our business. For example, over the last several years, including as recently as February 2026, the U.S. government has shut down several times and certain regulatory agencies, including the FDA, have had to furlough employees and suspend certain activities. The Trump administration’s freeze on hiring and new return-to-office policy may disrupt normal operations of federal agencies, including the FDA. If another funding or other disruption occurs, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, or to provide feedback on our clinical development plans, which could have a material adverse effect on our business. There is substantial uncertainty as to how, if at all, the new administration will seek to modify or revise the requirements and policies of the FDA and other regulatory agencies with jurisdiction over our product candidates. The impending uncertainty could present new challenges or potential opportunities as we navigate the clinical development and regulatory approval process for our product candidates. Further, future government shutdowns or other disruptions to normal operations could impact our ability to access the public markets and obtain the funding necessary to properly capitalize and continue our operations.
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
We cannot provide any assurance that any clinical trials will be conducted as planned or completed on schedule, if it all. Clinical trials and preclinical studies are very expensive, time-consuming and difficult to design and implement, in part because they are subject to rigorous regulatory requirements. The clinical trial process is also time-consuming and costly and is dependent upon collaboration with many contract research organizations (“CROs”) and clinical trial sites. For instance, the FDA, an institutional review board (“IRB”), an Ethics Committee (“EC”) or other regulatory authorities may not agree with the proposed analysis plans or trial design for the clinical trials of our product candidates, and during any such review, may identify unexpected efficacy or safety concerns, which may delay the effective date of an IND or approval of an NDA, BLA or similar application. The FDA, the European Medicines Agency (“EMA”), the European Commission, the Medicines and Healthcare products Regulatory Agency (“MHRA”) or other relevant regulatory authority may also find that the benefits of any product candidate in any applicable indication do not outweigh its risks in a manner sufficient to grant regulatory approval.
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

In addition, for our product candidates that are in clinical development, prior to our acquisition of the rights to those product candidates we had no involvement with or control over the preclinical or clinical development of those product candidates. We are therefore dependent on our licensing and other transaction partners having conducted such research and development in accordance with the applicable protocols and legal, regulatory and scientific standards, having used appropriately regulated and compliant equipment and devices during the preclinical or clinical development, having accurately reported the results of all clinical trials and other research they conducted prior to our acquisition of the rights to those product candidates, having correctly collected and interpreted the data from these trials and other research and having supplied us with complete information, data sets and reports required to adequately demonstrate the results reported through the date of our acquisition of these product candidates. Problems associated with the pre-acquisition development of our product candidates could result in increased costs and delays in the commercialization or development of our product candidates, which could harm our ability to generate any future revenue from sales of our product candidates following regulatory approval.
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
Changes to the leadership at the FDA and other federal agencies under the Trump administration, as well as executive orders and other executive actions, such as a freeze on hiring, the implementation of new regulations and certain external communications, may impact our clinical development and timelines. In particular, ongoing efforts by the Trump Administration to reduce the size of the FDA and other branches of the Department of Health and Human Services (“HHS”), including through reductions in staff, may further increase the unpredictability in approval timelines for our product candidates. For example, on February 11, 2025, President Trump issued an executive order on workforce optimization, seeking to reduce the size of the federal workforce through large-scale reductions in force and by placing limitations on the number of new employee hires. Pursuant to this executive order, on March 27, 2025, HHS announced that it was initiating a restructuring of the department, including reducing the FDA’s workforce by approximately 3,500 full-time employees, which began on April 1, 2025. On July 8, 2025, the U.S. Supreme Court granted an application for a stay pertaining to an injunction entered by the U.S. District Court for the Northern District of California regarding the HHS reduction in staff, and on July 14, 2025, HHS emailed certain employees to notify them of their separation from HHS effective the same day. The termination of these employees has been preceded and accompanied by the resignation of senior leaders within the FDA, resulting in the loss of institutional knowledge and experience. Terminations and resignations at the FDA have continued and there has been notable turnover and instability in key leadership positions. Although the full impact of these events remains unclear, we expect there will be an adverse effect on the FDA’s ability to efficiently carry out its functions, including conducting inspections and timely reviewing drug and biologic product applications, and a potential impact on how it interprets and enforces its authorities. Further, the Trump Administration’s ongoing deregulation and transparency efforts, as well as its efforts intended to ensure that the science underlying agency decisions is sound, could create regulatory uncertainty for biopharmaceutical companies. Additionally, uncertainty remains as to how the FDA’s agency-wide implementation of ELSA, a generative artificial intelligence tool, including for review of drug product applications, as well as its deployment of agentic artificial intelligence capabilities, will impact the outcomes and timeliness of FDA reviews and other activities. In addition, the future of the currently applicable Prescription Drug User Fee Act construct to ensure timely FDA review of applications may be impacted due to expressed concerns about the effect on industry-FDA relations, and staffing shortages.
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
While healthcare professionals are free to use and prescribe drug products for off-label uses, the FDA and other foreign competent authorities strictly regulate manufacturers’ promotion of drug products. In particular, a product may not be promoted for uses that are not approved by the FDA as reflected in the FDA-approved labeling. A company that is found to have improperly promoted off-label uses may be subject to large civil and criminal fines, penalties and enforcement actions. The same rules on off-label promotion apply in the E.U. and the U.K. Further, in the U.S., we expect that direct-to-consumer (“DTC”) advertisements will be subject to increased scrutiny and enforcement by the FDA based on its aggressive enforcement posture with respect to DTC prescription drug advertisements. The FDA has also increased its scrutiny of the data used to substantiate prescription drug and biologic advertising and promotional claims more generally, which may also lead to additional industry enforcement. In the E.U. and the U.K., the promotion of prescription-only medicinal products to any audience, other than licensed healthcare professionals, is prohibited. If we cannot successfully manage the promotion of our approved product candidates, we could become subject to significant liability, which could materially adversely affect our business and financial condition.
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
The FDA also recently announced the Commissioner’s National Priority Voucher (“CNPV”) and pilot program, designed to accelerate the development and review of certain drugs and biological products that are aligned with U.S. national health priorities and to enhance the health interests of Americans. Specific priorities include addressing a U.S. public health crisis, addressing a large unmet need and increasing affordability, among others. Companies selected for the program will be issued a voucher entitling the company to benefits including enhanced communications and rolling review to allow for a shortened review time. On October 16, 2025, the FDA announced the initial nine CNPV recipients under the program and has announced additional recipients since then.
The FDA also recently introduced the Rare Disease Evidence Principles (“RDEP”) to help provide greater speed and predictability in the review of therapies intended to treat rare diseases driven by a known, in-born genetic defect with very small populations or subpopulations (generally fewer than 1,000 patients in the United States) facing progressive deterioration in function leading to rapid or significant disability or death in a relatively short period of time and for whom there are no adequate alternative therapies that alter the course of the disease. Sponsors of eligible investigational therapies intended to address the genetic defect that is the major driver of the pathophysiology for such rare disease may apply to the RDEP process prior to the launch of a pivotal trial. Approval under the process may be based on one adequate and well-controlled study together with robust confirmatory evidence and may result in additional post-marketing requirements to further ensure safety and effectiveness. The RDEP process is separate from and independent of requests for orphan drug designation discussed below and does not bear on the FDA’s determination of whether a drug may be eligible for orphan drug designation. The FDA also released a plausible mechanism concept as part of its efforts to streamline and facilitate the development of rare disease and bespoke therapies for which a randomized trial is not feasible.
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
In April 2023, as part of the E.U. Pharmaceutical Strategy, the European Commission published a proposal for a comprehensive revision of the E.U. pharmaceutical legislation (which will not apply in the U.K.). The new legislation is expected to be adopted by the European Parliament and the Council in early 2026 and it will significantly change the regulatory regime applicable to both the “normal” data and market exclusivity and the orphan exclusivities and reduce/modulate the exclusivities and rewards that could be granted to medicinal products. In addition, the proposal envisages changes to the concept of unmet medical need and considers introducing novel rewards for orphan medicinal products addressing a high unmet medical need. The new legislation is expected to start to apply in 2028.
In June 2016, the electorate in the United Kingdom voted in favor of leaving the European Union (commonly referred to as Brexit). Thereafter, in March 2017, the country formally notified the European Union of its intention to withdraw pursuant to Article 50 of the Lisbon Treaty. The United Kingdom formally left the European Union in January 2020. A transition period began under the Withdraw Agreement in February 2020, during which time E.U. law, including pharmaceutical law, remained applicable in the United Kingdom. However, this ended in December 2020. In December 2020, the United Kingdom and European Union signed the Trade and Cooperation Agreement which included an agreement on free trade between the two parties, although it provided minimal provisions on medicinal products. Since that time, Great Britain has operated an independent regulatory regime for medicinal products, although Northern Ireland continued to follow E.U. law under the Northern Ireland Protocol. Further, in March 2023, an agreement was reached by the U.K. and E.U. (the “Windsor Agreement”), relating to post-Brexit trade issues in Northern Ireland, which has applied from January 1, 2025. This adjusts how the Northern Ireland protocol operates and, amongst other things, seeks to simplify the supply of medicines between Great Britain and Northern Ireland and means E.U. legislation does not apply in all cases in Northern Ireland. Since the regulatory framework in the United Kingdom covering the quality, safety and efficacy of pharmaceutical products, clinical trials, marketing authorizations, commercial sales, and distribution of pharmaceutical products is derived from E.U. Directives and Regulations, Brexit could materially impact the future regulatory regime which applies to products and the approval of product candidates in the United Kingdom, as the U.K. legislation now has the potential to diverge from E.U. legislation. This continues to impact regulatory requirements for medicinal products and devices in the United Kingdom. The MHRA continues to publish detailed guidance for industry and organizations on the position in the United Kingdom, and continues to update this as the United Kingdom’s regulatory position on medicinal products and medical devices evolves. There have been a number of public consultations on the future legislation in the U.K., in particular in relation to the clinical trials and medical devices frameworks in the U.K. The legislation on medical devices is currently being amended on a rolling basis with additional changes due in 2026, and a new regulatory regime on clinical trials will come into effect in the U.K. in April 2026.
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
If we obtain orphan drug exclusivity for a product, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or the European Commission or MHRA can subsequently approve the same drug for a different condition or the same condition if the FDA or the EMA or the MHRA concludes that the later drug is clinically superior in that it is shown to be safer, more effective or makes a major contribution to patient care. In the EEA and U.K., a marketing authorization may also be granted, for the same therapeutic indication, to a competitor with a similar medicinal product during the exclusivity period if we are unable to supply sufficient quantities of the medicinal product for which we received marketing authorization. Moreover, our orphan exclusivity and “normal” data and market exclusivities will be modulated and likely shortened if we submit an application for marketing authorization for an orphan medicinal product after the start of application of the new E.U. pharmaceutical legislation in 2028, as discussed above.

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
The Affordable Care Act includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (the “BPCIA”), which created an abbreviated approval pathway under section 351(k) of the PHSA for biological products that are biosimilar to or interchangeable with an FDA-licensed reference biological product. Under the BPCIA, a section 351(k) application for a biosimilar or interchangeable product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the approval of a biosimilar or interchangeable product may not be made effective by the FDA until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA for the competing product submitted under section 351(a) of the PHSA containing the competing sponsor’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the other company’s product. The law is complex and is still being interpreted and implemented by the FDA and the FDA only approved the first interchangeable biosimilar in July 2021. As a result, its ultimate impact, implementation and meaning are subject to uncertainty. In addition, the Further Consolidated Appropriations Act, 2020, which incorporated the framework from the Creating and Restoring Equal Access To Equivalent

Samples legislation, purports to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost generic and biosimilar versions of those drugs and biological products, including by allowing generic drug, 505(b)(2) NDA or biosimilar developers to obtain access to branded drug and biological product samples. Its provisions do have the potential to facilitate the development and future approval of biosimilar versions of our product candidates, introducing biosimilar competition that could have a material adverse impact on our business, financial condition and results of operations. The FDA has also issued guidance eliminating the need for data from comparative clinical efficiency studies to demonstrate biosimilarity in many circumstances, which may accelerate biosimilar market entry.
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
Additionally, the Trump Administration may pursue new or different drug pricing, trade and tariff, social and other policy objectives from prior administrations, which introduces further uncertainty as to how future legislative or regulatory changes may impact our business. For example, within his initial days in office, President Trump issued an executive order repealing former President Biden’s executive order 14087, which directed the Centers for Medicare and Medicaid Services (“CMS”) Center for Medicare and Medicaid Innovation to test new payment models that would lower drug costs and promote access to innovative drug therapies for Medicare and Medicaid beneficiaries. In addition, the Trump Administration published an executive order 14273 titled “Lowering Drug Prices by Once Again Putting Americans First.” Generally, this executive order instructs HHS to recommend ways to lower drug prices. The Trump Administration also renewed the idea of international reference pricing through the May 2025 executive order 14297 titled “Delivering Most-Favored-Nation Prescription Drug Pricing to American Patients.” Among other things, this executive order directs the Secretary of HHS to communicate most-favored-nation (“MFN”) price targets to manufacturers and propose a rulemaking plan to impose MFN pricing if “significant progress” is not made towards achieving such pricing. It also states that the Administration will take additional aggressive action should manufacturers fail to offer American consumers the MFN lowest price. It is not clear if and how these executive orders will impact our business. In addition, several manufacturers have publicly announced confidential MFN agreements with the U.S., which per public Trump Administration statements would, among other things, “provide every State Medicaid program in the country access to MFN drug prices on products made by the [signing] companies”; “guarantee[] MFN prices on all new innovative medicines the [signing] companies bring to market”; “require the [signing] companies to repatriate increased foreign revenue on existing products that they realize as a result of . . . U.S. trade policies”; and require “the [signing] companies to offer medicines at a deep discount off the list price when selling directly to American patients through TrumpRx.” The Trump Administration has also called on Congress to codify the Trump Administration’s Most-Favored-Nation deals. It is uncertain if such legislation will be enacted, and if it is, how it could affect our business. Furthermore, in November 2025, CMS announced a new, voluntary program called the GENEROUS (GENErating cost Reductions fOr U.S. Medicaid) Model, under which manufacturers can offer MFN rebates to State Medicaid Programs. Also, as explained in more detail below, in December 2025, CMS issued two proposed rules related to MFN pricing. Additionally, President Trump also took executive action to end diversity, equity and inclusion initiatives among public-sector contractors and grantees. Moreover, the Trump Administration is prioritizing efforts to restructure HHS, including substantial reductions in workforce. It is not clear how this restructuring of HHS will impact our business. Finally, the Trump Administration has imposed broad tariffs on foreign imports, which in some cases has caused other nations to levy reciprocal tariffs on goods manufactured in the United States. The Trump Administration also has stated several times it intends to impose national security related tariffs of 100% on brand name pharmaceutical drug imports if current negotiations on drug pricing and U.S. investments by drug manufacturers are not satisfactory. Trump Administration officials have stated any tariff action will be held in abeyance for now, while the Trump Administration negotiates agreements with manufacturers that may permit them to avoid the tariffs by investing in the U.S. and taking other actions. As explained above, agreements with several manufacturers to avoid any national security tariffs for three years have been publicly announced so far. Certain U.S. trading partners, including the E.U., Switzerland and Japan, have also negotiated deals with the Trump Administration that promise that any national security tariffs on pharmaceuticals or pharmaceutical raw materials will be forthcoming. These measures could impact our costs for raw materials and manufacturing as well as the market for our future products. Some of these policy changes may be subject to litigation, increasing the uncertainty of their effects on our business.
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

On December 31, 2020, CMS enacted a final rule that, among other things, expanded the scope of drug products that may be considered “line extensions” subject to inflationary rebates under the Medicaid Drug Rebate Program. On September 26, 2024, CMS published a Medicaid Drug Rebate Program final rule, which, among other things, amends the definitions of a “covered outpatient drug,” adds regulations and penalties for drug product misclassifications, including failure to report pricing and product information in a timely manner, and limits the period for manufacturers to initiate disputes concerning state-invoiced utilization data. These changes have generally taken effect since November 2024 and could significantly increase manufacturer rebate liability, expand the scope of products subject to Medicaid rebates, and subject manufacturer drug pricing practices to further scrutiny. On November 5, 2025, CMS issued a Medicare Physician Fee Schedule final rule, which increases bona fide service fee documentation requirements, defines “bundled arrangement,” addresses “unbundling” of both contingent and non-contingent discounts and include sales of Part B units at the Maximum Fair Price in average sales price calculations. These changes could lower reimbursement for Medicare Part B utilization and require manufacturers to comply with new, uncertain or complex reporting obligations and drug pricing documentation practices.
Furthermore, on December 23, 2025, CMS published two proposed rules to create new drug pricing models: the Global Benchmark for Efficient Drug Pricing Model (“GLOBE”) and the Guarding U.S. Medicare Against Rising Drug Costs Model (“GUARD”). If finalized, these rules would require "Most Favored Nation" pricing by requiring manufacturers to pay additional rebates for certain drugs based on the difference between the drug’s Medicare price and the drug’s price in market basket countries. CMS proposes that the agency would apply the new rebate requirement to utilization by approximately 25% of Medicare Part D enrollees (under GUARD) and 25% of Medicare Part B fee-for-service enrollees (under GLOBE). Assuming these proposed rules are finalized and withstand any legal challenge, it is uncertain how they could affect Roivant and its subsidiaries.
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
Our ability to set the price for any product we develop will vary significantly by country. Our inability to obtain and maintain adequate prices in a particular country may limit the revenues from our products, if approved, within that country and adversely affect our ability to secure acceptable prices in existing and potential new markets, which may limit market growth. This may create the opportunity for third-party cross-border trade or influence our decision whether to sell a product, thus adversely affecting our geographic expansion plans and revenues. In the E.U., similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates following regulatory approval. In addition to continuing pressure on prices and cost containment measures, legislative developments in the E.U. or the E.U. Member States may harm our ability to profitably sell our product candidates following regulatory approval. The delivery of healthcare in the E.U., including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national E.U. Member States law. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. The healthcare budgetary constraints in most countries have resulted in restrictions on the pricing and reimbursement of medicines, and a similar approach is taken in the U.K. where a key consideration is the affordability of drugs for treatment of patients under the National Health Service. The National Health Service expenditure on branded health service medicines is subject to a cap on permitted growth, enforced through rebate payments. A new voluntary pricing scheme has been introduced that increases the level of rebate payment required from a company where spending on branded products exceeds the agreed cap, and also imposes different payment rates for newer or older medicines. Similarly, provisions have been introduced into the parallel statutory scheme, which applies to companies that are not members of the voluntary scheme, and will lead to higher rebates than under previous agreements. In markets outside of the U.S., E.U. and U.K., reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. All of this could affect our ability to successfully commercialize our product candidates following regulatory approval.
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
There are a number of large pharmaceutical and biotechnology companies that are currently pursuing the development and commercialization of product candidates for the treatment of the indications that we are also pursuing. Examples of such competing products include, but are not limited to:
•VYVGART (efgartigimod alfa-fcab) and VYVGART Hytrulo (efgartigimod alfa and hyaluronidase-qvfc), FcRn blockers, potential competitors to brepocitinib and IMVT-1402;
•IMAAVY (nipocalimab-aahu) and RYSTIGGO (rozanolixizumab-noli), anti-FcRn antibodies, potential competitors to IMVT-1402;
•TEPEZZA (teprotumumab-trbw), an insulin-like growth factor-1 receptor inhibitor, a potential competitor to batoclimab;
•Dazukibart, an interferon beta (IFN-beta) inhibitor, a potential competitor to brepocitinib; and
•Tyvaso (treprostinil) and Yutrepia (treprostinil), prostacyclin mimetics, potential competitors to mosliciguat.

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
The overall market for healthcare technologies and software is global, rapidly evolving, competitive and subject to changing technology and shifting customer focus. Our healthcare technology Vants, including Zest, which is building a medical dermatology platform, face competition from well-established providers of similar solutions, certain of which may have long-standing relationships with many of our current and potential customers, including large biopharmaceutical companies, payors, providers and other software and services vendors. Our computational drug discovery Vants, including PsiThera (formerly Psivant), which uses molecular dynamics to design small molecules for highly validated hard-to-drug targets, face competition from both established industry competitors and an increasing wave of competition in the in silico discovery and development worlds, including startups, large and mid-sized biopharmaceutical companies, large technology companies and others. Our computational drug discovery companies develop highly specific technologies designed to accelerate the process of drug discovery. We have no assurance that our technologies will perform as expected, and new and existing competitors from academia, the startup ecosystem or established biopharmaceutical companies may already have or will develop more performant technology. The field is growing rapidly and more and better funded competitors will continue to enter our markets and innovate.
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
Currently, there are numerous U.S. federal and state laws and regulations related to the privacy, data protection and security of personal information. At the federal level, regulations promulgated pursuant to HIPAA establish privacy and security standards, including those that limit the use and disclosure by “covered entities” (group health plans and most healthcare providers) of individually identifiable health information (“protected health information”), and require the implementation of administrative, physical and technological safeguards to protect the security, confidentiality, integrity and availability of electronic protected health information. While we generally are not subject to the HIPAA privacy or security regulations, we do business with entities (including physicians, pharmacies and clinical trial investigators) that are subject to those regulations, and we have to expend resources to understand their obligations, adjust contractual terms in light of those obligations, or otherwise modify our business practices. In addition, as discussed further below, several U.S. states have enacted legislation specifically to regulate the collection, use, and disclosure of personal health information by entities not subject to the HIPAA privacy and security regulations, which requires us to invest in compliance resources and creates liability risks for us. The U.S. Department of Justice has also adopted a complex regulation that restricts, and in some cases prohibits, certain transfers of sensitive personal data to business partners located in China or other “countries of concern” with links to such designated countries.
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
At the state level, there are numerous laws governing the privacy and/or security of personal information. With respect to health information specifically, for example, the California Confidentiality of Medical Information Act (the “CMIA”), which expressly applies to pharmaceutical companies as well as health care providers and health plans, imposes stringent data privacy and security requirements and obligations with respect to the personal health information of California residents. Among other things, the CMIA, with limited exceptions, requires that a pharmaceutical company obtain a signed, written authorization from a patient or company employee in order to disclose his or her personal health information and requires the company to maintain reasonable security measures to protect such information. The CMIA authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 for violations made for purposes of financial gain, as well as criminal fines. Washington State’s My Health My Data Act, and a similar Nevada law, both of which apply broadly to entities collecting personal health information either within the state or about residents of the state, generally require consent for the collection and use of such information, as well as a separate consent for sharing any such information. Violations of the Washington State law can result in civil penalties of up to $7,500 per violation, up to $25,000 in treble damages at the sole discretion of the court, and injunctive relief. Consumers also may bring their own actions to recover (i) actual damages, (ii) treble damages; and (iii) attorney’s fees. Violations of the Nevada law can result in up to $10,000 civil penalties per violation and injunctive relief.

To protect all types of personal information, more than twenty U.S. states have enacted privacy legislation in recent years and/or amended existing laws to address privacy and data security risks, including those posed by new technologies, which create additional burdens and risks for us. For example, the California Consumer Privacy Act of 2018 (“CCPA”) requires us to provide notice to state residents regarding our collection, use, and sharing of their personal information, and give state residents the right to, among other things, limit the use and disclosure of their “sensitive” (including health) personal information other than for specified purposes and the ability to opt-out of certain sales of personal information. Most of the broadly applicable state privacy laws are enforceable only by state authorities, but the CCPA (which is enforceable by both the California Attorney General and the California Privacy Protection Agency) provides a private right of action for data security breaches that result in the compromise of certain sensitive personal information, increasing the likelihood of data breach litigation. Numerous other states in the United States have enacted or may seek to enact similar legislation. The U.S. federal government is also contemplating federal privacy legislation.
Outside of the U.S., laws, regulations and standards in many jurisdictions apply broadly to the collection, use, retention, security, disclosure, transfer and other processing of personal information. For example, in the E.U. the collection and use of personal data is governed by the provisions of the E.U. General Data Protection Regulation (the “GDPR”). The GDPR came into effect in May 2018, superseding the European Union Data Protection Directive, and imposing more stringent data privacy and security requirements on companies in relation to the processing of personal data. The GDPR, together with national legislation, regulations and guidelines of the E.U. Member States governing the processing of personal data, impose strict obligations on controllers, including inter alia: (i) accountability and transparency requirements and enhanced requirements for obtaining valid consent; (ii) obligations to consider data protection as any new products or services are developed and to limit the amount of personal data processed; (iii) obligations to comply with data protection rights of data subjects; and (iv) reporting of certain personal data breaches to the supervisory authority without undue delay (and no later than 72 hours where feasible). The GDPR also prohibits the transfer of personal data from the EEA to countries outside of the EEA unless made to a country deemed to have adequate data privacy laws by the European Commission or a data transfer mechanism has been put in place. The E.U.-U.S. Privacy Shield was such a transfer mechanism put in place by the E.U. and the U.S., but the Privacy Shield was invalidated for international transfers of personal data in July 2020 by the Court of Justice of the European Union (“CJEU”). A replacement of the Privacy Shield – the E.U.-U.S. Data Privacy Framework (“DPF”) was since developed. In July 2023, the U.S. and E.U. implemented the DPF. Companies can now use this new mechanism to transfer personal data from the E.U. to the U.S. and from Switzerland to the U.S., following the national implementation in Switzerland. The U.K. Extension to the E.U.-U.S. Data Privacy Framework (“Data Bridge”) entered into force on October 12, 2023, allowing certifying entities to transfer personal data from the U.K. to the U.S. At the moment, it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. One such challenge was already unsuccessful and the General Court of the European Union upheld the validity of the DPF by a first-instance judgment of September 3, 2025 in Case T--553/23 Latombe v Commission. This first-instance ruling is now subject to an appeal in the CJEU. It is also unclear whether actions by the Trump Administration will lead the European Commission to reconsider the DPF. Related questions were raised in the European Parliament in the beginning of 2025.
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

According to the ruling, the competent authorities of E.U. Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even if such company does not have an establishment in the E.U. Member State in question and the competent authority bringing the claim is not the lead supervisory authority.
Further, as of January 1, 2021, and the expiry of transitional arrangements agreed to between the U.K. and the E.U. (i.e., following the U.K.’s exit from the E.U.), data processing in the U.K. is governed by a U.K. version of the GDPR (combining the GDPR and the Data Protection Act 2018), exposing us to two parallel regimes, each of which potentially authorizes similar substantial fines and other potentially divergent enforcement actions for certain violations. With respect to transfers of personal data from the EEA to the U.K., on June 28, 2021 the European Commission issued an adequacy decision in respect of the U.K.’s data protection framework, enabling data transfers from E.U. Member States to the U.K. to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. In December 2025, the validity of the European Commission's adequacy decision in favor of the U.K. was extended until December 27, 2031, with the possibility to be further renewed. The European Commission will review the functioning of the adequacy decision after a period of four years. Moreover, other countries have also passed or are considering passing laws requiring local data residency or restricting the international transfer of data. In June 2025, the U.K. adopted a reform of the data protection and e-privacy legislation intended to create a more business-friendly regime in the U.K. and increase fines for e-privacy breaches. If we or our third-party service providers are unable to properly protect the privacy and security of personal information or other confidential data we process in our business, we could be found to have breached our contracts. Further, if we fail to comply with applicable privacy laws, we could face civil and criminal penalties. Enforcement activity from state Attorneys General and agencies such as the California Privacy Protection Agency, the FTC, E.U. Data Protection Authorities, and other regulatory authorities in relation to privacy and cybersecurity matters can result in financial liability and reputational harm, and responses to such enforcement activity can consume significant internal resources. In the U.S., the threat of class action lawsuits based on data security breaches or alleged unfair practices adds a further layer of risk. We cannot be sure how these privacy laws and regulations will be interpreted, enforced or applied to our operations. In addition to the risks associated with enforcement activities and potential contractual liabilities, our ongoing efforts to comply with evolving laws and regulations at the federal and state level may be costly and require ongoing modifications to our policies, procedures and systems.
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
For example, certain U.S. patents relating to lipid nanoparticle molar ratios and the aggregation of lipid nanoparticles that GSG, as assignee of Genevant Sciences Ltd. (“Genevant”), exclusively licensed from Arbutus Biopharma Corp. (“Arbutus”) have previously been the subject of IPR proceedings brought by Moderna Therapeutics, Inc. (“Moderna”) before the Patent Trial and Appeal Board (“PTAB”), whose decisions were subsequently reviewed by the U.S. Court of Appeals for the Federal Circuit. Additionally, one European patent (EP Patent No. EP2279254 (the “’254 Patent”)) relating to lipid nanoparticle molar ratios that Genevant exclusively licensed from Arbutus is the subject of an opposition proceeding brought in 2018 by Merck Sharp & Dohme Corporation and Moderna at the European Patent Office (the “EPO”) Opposition Division. In January 2026, in a verbal decision the Board of Appeal of the EPO revoked the ’254 Patent. A written decision is expected in the next few months. The decision is likely to affect the case brought by Arbutus and GSG against Moderna in Switzerland and the case brought by Arbutus and GSG against Moderna in the Unified Patent Court in which the ’254 Patent is asserted. Arbutus plans to file a petition for review by the Enlarged Board of Appeal of the EPO. A second European patent (EP Patent No. EP4241767 B1) relating to certain ionizable lipids that Genevant exclusively licensed from Arbutus is also the subject of an opposition proceeding brought in 2025 by Moderna at the EPO. The opposition is pending. Genevant may commence litigation at any time to enforce its patent rights against infringers.
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
In February 2022, Roivant’s subsidiary GSG and Roivant’s affiliate Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of certain patents, including U.S. Patent Nos. 8,492,359, 9,364,435, 9,504,651 and 11,141,378, in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “Moderna Action”). In April 2024, the court provided its claim construction ruling, in which it construed disputed terms within the claims of the patents asserted in the litigation and agreed with GSG and Arbutus’ position on most of the disputed claim terms. Discovery in the Moderna Action has been completed. On February 2, 2026, the court issued a memorandum and order that ruled substantially in GSG’s and Arbutus’ favor on the question of the applicability of 28 U.S.C. § 1498(a) and also decided certain other motions for summary judgment and requests to exclude expert testimony in the litigation. Other motions for summary judgment remain pending before the court. The jury trial in the Moderna Action is scheduled for March 2026.
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
Although we have determined that our internal control over financial reporting was effective as of December 31, 2025, we cannot assure you that there will not be material weaknesses or significant deficiencies in our internal control over financial reporting in the future. Any failure to maintain internal control over financial reporting could adversely impact our ability to accurately and timely report our financial condition, results of operations or cash flows. If we are unable to conclude that our internal control over financial reporting is effective, or if our independent registered public accounting firm determines we have a material weakness or significant deficiency in our internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, the market price of our common shares could decline and we could be subject to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities. Failure to remedy any material weakness in our internal control over financial reporting, or to implement or maintain other effective control systems required of public companies, could also restrict our future access to the capital markets.
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
We are incorporated under the laws of Bermuda and are centrally managed and controlled in the U.K. We currently have subsidiaries in the U.S., U.K., Switzerland and certain other jurisdictions. If any of our product candidates receives approval by applicable regulatory bodies, we expect to conduct increased operations through our subsidiaries in various countries and tax jurisdictions where such approvals have been granted, in part through intercompany service agreements between our subsidiaries and us. In that case, we anticipate that our corporate structure and intercompany transactions, including the manner in which we develop and use our intellectual property, will be organized so that we can achieve our business objectives in a tax-efficient manner and in compliance with applicable transfer pricing rules and regulations. If two or more affiliated companies are located in different countries or tax jurisdictions, the tax laws and regulations of each country generally will require that transfer prices be the same as those between unrelated companies dealing at arm’s length and that appropriate documentation be maintained to support the transfer prices. While we believe that we operate in compliance with applicable transfer pricing laws and intend to continue to do so, our transfer pricing procedures and determinations are not binding on applicable taxing authorities. If taxing authorities in any country were to successfully challenge our transfer pricing procedures and determinations as not reflecting arm’s length transactions between two or more affiliated companies, they could require such affiliated companies to adjust their transfer pricing procedures and determinations and thereby could require us to reallocate the income between such affiliated companies to reflect these revised transfer prices, which could result in a higher tax liability to us. In addition, if the country from which the income is reallocated does not agree with the reallocation, both countries could tax the same income, resulting in double taxation. If taxing authorities were to allocate income to a higher tax jurisdiction, subject our income to double taxation or assess interest and penalties, it could increase our consolidated tax liability, which could adversely affect our financial condition, results of operations and cash flows.
Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which an ultimate tax determination is uncertain. For example, in January 2026, our subsidiary Immunovant engaged in certain internal transactions in connection with the reorganization and transfer of intellectual property rights related to its product candidates between two of its wholly-owned subsidiaries. Immunovant intends for such transactions to qualify as transactions that are generally tax free for U.S. federal income tax purposes and non-U.S. tax purposes. The anticipated tax consequences of such transactions depend upon facts and assumptions regarding the value of Immunovant's intellectual property, the past and future conduct of its subsidiaries and certain other matters that may prove to be incorrect or incomplete. As such, there can be no assurance that the relevant tax authorities will not assert that the actual tax treatment of such transactions differs from the intended tax treatment. As we intend to operate in numerous countries and taxing jurisdictions, the application of tax laws can be subject to diverging and sometimes conflicting interpretations by tax authorities of these jurisdictions. It is not uncommon for taxing authorities in different countries to have conflicting views, for instance, with respect to, among other things, the manner in which the arm’s length standard is applied for transfer pricing purposes, or with respect to the valuation of intellectual property.
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
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
On November 20, 2025, Frank Torti, President and Vant Chair of our subsidiary Roivant Sciences, Inc. entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 3,000,000 common shares held by Dr. Torti between February 19, 2026 and June 30, 2026.

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

Dated: February 6, 2026	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory