Form 10-Q
period 2026-06-30
Roivant Sciences Ltd.
filed 2026-08-06
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of July 31, 2026, the registrant had 722,323,015 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context requires, references to “Roivant,” the “Company,” “we,” “us,” “our” or similar references refer to Roivant Sciences Ltd., together with its consolidated subsidiaries.
Where You Can Find More Information
We make available free of charge on our website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. In addition, investors and others should note that we may announce material business and financial information to our investors using our investor relations website (https://investor.roivant.com), filings we make with the Securities and Exchange Commission (the “SEC”), our corporate account on the social media platform X (formerly Twitter) (@Roivant), other social media platforms, webcasts, press releases and conference calls. Similarly, Immunovant, Inc., as well as our other subsidiaries, may announce material business and financial information to its investors and others using its investor relations website (https://immunovant.com/investors), filings it makes with the SEC, social media platforms, webcasts, press releases and conference calls. We and our subsidiaries use these mediums to communicate with our and our subsidiaries’ shareholders and the public about our company, our subsidiaries, our product candidates and other matters. It is possible that the information that we make available in this manner may be deemed to be material information. We therefore encourage investors and others interested in our company and our subsidiaries to review this information. Information contained on, or that can be accessed through, our website is not incorporated by reference into this Quarterly Report on Form 10-Q, and you should not consider information on our website to be part of this Quarterly Report on Form 10-Q. The above-referenced information is not incorporated by reference into this filing and the website addresses and X account name are provided only as inactive textual references.
Cautionary Note Regarding Forward-Looking Statements
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
•the possibility that we may be adversely affected by other economic, business or competitive factors; and
•any other risks and uncertainties, including those described herein and those in the section titled “Risk Factors” set forth in Part I, Item 1A. of our Annual Report on Form 10-K filed with SEC.
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

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	June 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,248,456	$1,419,232
Marketable securities	2,593,626	2,872,601
Litigation settlement receivable	771,627	770,235
Other current assets	128,371	105,316
Total current assets	4,742,080	5,167,384
Property and equipment, net	11,320	11,986
Operating lease right-of-use assets	78,886	80,416
Investments measured at fair value	444,622	407,985
Other assets	29,585	40,916
Total assets	$5,306,493	$5,708,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$25,084	$18,002
Accrued expenses	168,740	205,823
Operating lease liabilities	12,384	11,147
Income tax payable	74,182	45,689
Other current liabilities	3,213	583
Total current liabilities	283,603	281,244
Operating lease liabilities, noncurrent	94,768	96,291
Income tax payable, noncurrent	—	38,670
Other liabilities	6,253	70
Total liabilities	384,624	416,275
Commitments and contingencies (Note 10)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 722,668,062 and 720,352,386 shares issued and outstanding at June 30, 2026 and March 31, 2026, respectively	—	—
Additional paid-in capital	5,130,926	5,024,826
Accumulated deficit	(900,354)	(501,814)
Accumulated other comprehensive income	701	4,358
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,231,273	4,527,370
Noncontrolling interests	690,596	765,042
Total shareholders’ equity	4,921,869	5,292,412
Total liabilities and shareholders’ equity	$5,306,493	$5,708,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended June 30,
	2026	2025
Revenue	$1,442	$2,170
Operating expenses:
Cost of revenues	284	154
Research and development (includes $8,721 and $11,099 of share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively)	202,016	152,919
General and administrative (includes $74,621 and $71,079 of share-based compensation expense for the three months ended June 30, 2026 and 2025, respectively)	165,527	134,019
Total operating expenses	367,827	287,092
Gain on litigation settlement	392	—
Loss from operations	(365,993)	(284,922)
Change in fair value of investments	(36,637)	19,125
Change in fair value of liability instruments	—	2,329
Interest income	(36,922)	(48,322)
Other expense, net	2,130	11,208
Loss before income taxes	(294,564)	(269,262)
Income tax (benefit) expense	(3,958)	4,649
Net loss	(290,606)	(273,911)
Net loss attributable to noncontrolling interests	(100,769)	(50,556)
Net loss attributable to Roivant Sciences Ltd.	$(189,837)	$(223,355)
Net loss per common share—basic and diluted	$(0.26)	$(0.33)
Weighted average shares outstanding—basic and diluted	720,776,739	680,286,922
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended June 30,
	2026	2025
Net loss	$(290,606)	$(273,911)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(2,987)	470
Foreign currency translation adjustment	(454)	7,739
Total other comprehensive (loss) income	(3,441)	8,209
Comprehensive loss	(294,047)	(265,702)
Comprehensive loss attributable to noncontrolling interests	(100,553)	(50,046)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(193,494)	$(215,656)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2026	720,352,386	$—	$5,024,826	$4,358	$(501,814)	$765,042	$5,292,412
Issuance of the Company’s common shares in connection with equity incentive plans, net of tax withholding payments	9,208,139	—	24,596	—	—	—	24,596
Exercise and vesting of subsidiary share awards	—	—	13,470	—	—	10,164	23,634
Issuance of subsidiary shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(1,265)	—	—	1,265	—
Repurchase of the Company’s common shares	(6,892,463)	—	—	—	(208,703)	—	(208,703)
Issuance of the Company’s common shares under employee stock purchase plan	—	—	635	—	—	—	635
Share-based compensation	—	—	68,664	—	—	14,678	83,342
Unrealized losses on available-for-sale securities	—	—	—	(2,987)	—	—	(2,987)
Foreign currency translation adjustment	—	—	—	(670)	—	216	(454)
Net loss	—	—	—	—	(189,837)	(100,769)	(290,606)
Balance at June 30, 2026	722,668,062	$—	$5,130,926	$701	$(900,354)	$690,596	$4,921,869

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings/(Accumulated Deficit)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,560,959	—	16,912	—	—	—	16,912
Exercise and vesting of subsidiary share awards	—	—	2,325	—	—	1,288	3,613
Cash contributions to majority-owned subsidiaries	—	—	(290)	—	—	290	—
Unrealized gains on available-for-sale securities	—	—	—	470	—	—	470
Repurchase of the Company’s common shares	(20,269,450)	—	—	—	(208,293)	—	(208,293)
Share-based compensation	—	—	63,031	—	—	19,147	82,178
Foreign currency translation adjustment	—	—	—	7,229	—	510	7,739
Net loss	—	—	—	—	(223,355)	(50,556)	(273,911)
Balance at June 30, 2025	682,229,832	$—	$4,644,085	$17,137	$(315,588)	$470,272	$4,815,906
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Three Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(290,606)	$(273,911)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	83,342	82,178
Change in fair value of investments	(36,637)	19,125
Change in fair value of debt and liability instruments	—	2,329
Accretion of discount and amortization of premium on available-for-sale marketable securities, net	(5,691)	(884)
Accretion of discount and amortization of premium on held-to-maturity marketable securities, net	—	(10,177)
Depreciation and amortization	600	1,098
Non-cash lease expense	1,394	1,943
Other	9,789	11,082
Changes in assets and liabilities:
Other current assets	(23,836)	128
Other assets	1,868	(2,940)
Litigation settlement receivable	(1,392)	—
Accounts payable	7,109	(11,745)
Accrued expenses	(13,911)	(25,000)
Operating lease liabilities	(286)	(478)
Income tax payable	(10,177)	(2,996)
Other liabilities	7,930	5,865
Net cash used in operating activities	(270,504)	(204,383)
Cash flows from investing activities:
Marketable securities, available-for-sale
Purchases	(286,510)	(1,801,681)
Proceeds from maturities	568,189	—
Marketable securities, held-to-maturity
Proceeds from maturities	—	720,000
Purchase of property and equipment	(419)	(4,035)
Net cash provided by (used in) investing activities	281,260	(1,085,716)
Cash flows from financing activities:
Repurchase of the Company’s common shares	(206,729)	(208,293)
Proceeds from exercise of the Company’s and subsidiary stock options	76,019	30,057
Taxes paid related to net settlement of equity awards	(51,435)	(9,532)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	635	—
Net cash used in financing activities	(181,510)	(187,768)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	315	815
Net change in cash, cash equivalents and restricted cash	(170,439)	(1,477,052)
Cash, cash equivalents and restricted cash at beginning of period	1,430,982	2,725,661
Cash, cash equivalents and restricted cash at end of period	$1,260,543	$1,248,609
Non-cash investing and financing activities:
Taxes payable related to net settlement of equity awards	$7,410	$—
Other	$2,517	$44
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
(B) Liquidity
The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of June 30, 2026, the Company had cash, cash equivalents, and marketable securities of approximately $3.8 billion and its accumulated deficit was $900.4 million. For the three months ended June 30, 2026 and 2025, the Company incurred net losses of $290.6 million and $273.9 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended March 31, 2026 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2026 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three months ended June 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027, for any other interim period, or for any other future year.

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
The Company has long-lived assets in different geographic locations. As of June 30, 2026 and March 31, 2026, a majority of the Company’s long-lived assets were located in the United States (“U.S.”).
(D) Segment Reporting
Operating segments are defined as components of an entity about which separate, discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker views the operations and manages the business in a single operating and reportable segment focused on the discovery, development and commercialization of medicines and technologies. The accounting policies of the segment are the same as those described in this Note 2, “Summary of Significant Accounting Policies.” See Note 13, “Segment Information” for further detail.
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
Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents, and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents	$1,248,456	$1,419,232
Restricted cash (included in “Other current assets”)	4,195	3,858
Restricted cash (included in “Other assets”)	7,892	7,892
Cash, cash equivalents and restricted cash	$1,260,543	$1,430,982
(F) Marketable Securities
The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities, including those that have maturity dates beyond one year from the balance sheet date, are included in current assets on the condensed consolidated balance sheets due to their availability for use in current operations. As of June 30, 2026, marketable securities consist of U.S. Treasury securities and corporate bonds. All of the Company’s marketable securities are classified as available-for-sale and are carried at fair value as of June 30, 2026. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reported as a separate component of accumulated other comprehensive income in stockholders’ equity until realized. The cost of available-for-sale securities sold and the amount reclassified out of accumulated other comprehensive income into earnings is determined using the specific identification method. Prior to December 31, 2025, a portion of the Company’s marketable securities were classified as held-to-maturity and carried at amortized cost. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.
(G) Contingencies
The Company may, from time to time, be a party to various disputes and claims arising from normal business activities. The Company continually assesses any litigation or other claims it may confront to determine if an unfavorable outcome would lead to a probable loss or reasonably possible loss which could be estimated. The Company accrues for all contingencies at the earliest date at which the Company deems it probable that a liability has been incurred and the amount of such liability can be reasonably estimated. If the estimate of a probable loss is a range and no amount within the range is more likely than another, the Company accrues the minimum of the range. In the cases where the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the contingent loss, including an estimable range, if possible.
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
The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”) and Class A units of Heracles Parent, L.L.C. (“Datavant”). The Company’s financial instruments also include cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities and corporate bonds; receivables; and accounts payable.
The shares of Arbutus common stock are classified as Level 1, and their fair value is determined based upon quoted market prices in active markets. The Class A units of Datavant and liability instruments issued are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash, receivables and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Available-for-sale marketable securities, consisting of U.S. Treasury securities and corporate bonds, are included in Level 2 of the fair value hierarchy. These securities are valued using pricing valuation models that incorporate observable market inputs.
(J) Foreign Currency
The Company’s functional and reporting currency is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying condensed consolidated statements of operations. For the three months ended June 30, 2026 and 2025, the Company had a foreign currency transaction gain of $0.8 million and a foreign currency transaction loss of $6.8 million, respectively.
(K) Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report for the year ended March 31, 2026.
(L) Recently Issued Accounting Pronouncements
From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that the Company adopts as of their specified effective dates.
In November 2024, the FASB issued ASU 2024-03, “Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses,” which requires disclosure of certain costs and expenses on an interim and annual basis in the notes to the financial statements. The amendments are effective for fiscal years beginning after December 15, 2026 and for interim periods within fiscal years beginning after December 15, 2027. This ASU is applicable to the Company’s Annual Report for the fiscal year ended March 31, 2028, and subsequent interim periods, with early adoption permitted. The amendments can be adopted either (i) prospectively to financial statements issued for reporting periods after the effective date of this ASU or (ii) retrospectively to any or all prior periods presented in the financial statements. The Company expects adoption of this ASU will result in additional disclosures in line with the requirements of ASU 2024-03.
Note 3—Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Cash and cash equivalents
Cash	$77,088	$44,526
Money market funds	1,171,368	1,374,706
Total cash and cash equivalents	$1,248,456	$1,419,232
Marketable securities
U.S. Treasury securities	$1,888,731	$2,124,179
Corporate bonds	704,895	748,422
Total marketable securities, available-for-sale	$2,593,626	$2,872,601

Total cash, cash equivalents and marketable securities	$3,842,082	$4,291,833
The following table summarizes the unrealized positions for the Company’s marketable securities (in thousands):

	As of June 30, 2026
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,892,411	$25	$(3,705)	$1,888,731
Corporate bonds	707,757	—	(2,862)	704,895
Total marketable securities, available-for-sale	$2,600,168	$25	$(6,567)	$2,593,626

	As of March 31, 2026
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,125,053	$538	$(1,412)	$2,124,179
Corporate bonds	751,103	—	(2,681)	748,422
Total marketable securities, available-for-sale	$2,876,156	$538	$(4,093)	$2,872,601
(1)Excludes $21.6 million and $19.6 million of accrued interest receivable as of June 30, 2026 and March 31, 2026, respectively, which is included in “Other current assets” on the condensed consolidated balance sheets.
As of June 30, 2026, 125 available-for-sale marketable securities with a fair value of $2,279.3 million were in a gross unrealized loss position of $6.6 million. As of March 31, 2026, 129 available-for-sale marketable securities with a fair value of $1,999.6 million were in a gross unrealized loss position of $4.1 million. All marketable securities with unrealized losses had been in a loss position for less than twelve months as of June 30, 2026 and March 31, 2026. The Company does not intend to sell, and is not required to sell, these securities that are in an unrealized loss position before the recovery of their amortized cost basis.
The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy. The estimated fair value of available-for-sale marketable securities by contractual maturity were as follows (in thousands):

	June 30, 2026	March 31, 2026
Due within one year	$1,644,641	$2,145,345
Due after one year but within five years	948,985	727,256
Total estimated fair value of available-for-sale securities	$2,593,626	$2,872,601

Note 4—Equity Method Investments
The Company maintains equity method investments in certain entities. As of June 30, 2026 and March 31, 2026, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.
The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.
Investment in Arbutus
The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus as of June 30, 2026, representing approximately 20% of the issued and outstanding shares of Arbutus.
At June 30, 2026 and March 31, 2026, the aggregate fair value of the Company’s investment in Arbutus was $186.5 million and $174.8 million, respectively. The Company recognized an unrealized gain of $11.7 million and unrealized loss of $15.5 million on its investment in Arbutus in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on June 30, 2026 and March 31, 2026 of $4.80 and $4.50, respectively.
Investment in Datavant
The Company holds an investment in Class A units of Datavant. As of June 30, 2026, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.
As of June 30, 2026 and March 31, 2026, the fair value of the Company’s investment was $258.2 million and $233.2 million, respectively. The Company recognized an unrealized gain of $25.0 million and unrealized loss of $3.6 million on its investment in Datavant in the accompanying condensed consolidated statements of operations for the three months ended June 30, 2026 and 2025, respectively.
The fair value of the Company’s investment was determined using valuation models that incorporate significant unobservable inputs and is classified as a Level 3 measurement within the fair value hierarchy. Refer to Note 11, “Fair Value Measurements” for more information.
Note 5—Recent Transactions and Developments
Global Settlement with Moderna
On March 3, 2026, the Company’s subsidiary, Genevant Sciences GmbH (“Genevant”), Arbutus (together with Genevant, “Genevant/Arbutus”), and, solely for certain purposes, Genevant’s parent Genevant Sciences Ltd. (“GSL”), and Moderna, Inc. and ModernaTx, Inc. (together, “Moderna”) entered into a settlement agreement (the “Settlement Agreement”) to resolve all patent infringement litigation between Genevant/Arbutus and Moderna pending in the U.S. and internationally relating to Moderna’s unauthorized use of Genevant/Arbutus’ lipid nanoparticle (“LNP”) delivery technology in its vaccines, including its Covid-19 vaccine SPIKEVAX.
Pursuant to the Settlement Agreement:
•Moderna made a non-contingent, non-creditable, and non-refundable payment to Genevant and Arbutus of $950 million on July 8, 2026 (the “Fixed Payment”).
•Moderna agreed to make up to an additional $1.3 billion contingent lump sum payment (the “Contingent Payment”) to Genevant and Arbutus if certain circumstances occur as more fully described below.

•Moderna consented to entry of a judgment of infringement and of a judgment of no invalidity of four Genevant/Arbutus patents.
•Genevant agreed to grant Moderna a global non-exclusive license to LNP delivery technology for infectious disease applications and a covenant not to sue for certain Genevant/Arbutus patents and Moderna products.
Payments by Moderna under the Settlement Agreement are made directly to Genevant and Arbutus consistent with the terms of a cross-license agreement (as amended, the “Cross-License Agreement”) entered between Genevant (as assignee of GSL) and Arbutus. Pursuant to the Cross-License Agreement, Arbutus granted Genevant, an indirect wholly-owned subsidiary of GSL, a license under certain patents and know-how relating to Arbutus’s LNP and GalNAc technologies for all applications other than hepatitis B virus and certain other excluded fields. As of June 30, 2026, RSL and Arbutus held 83% and 16%, respectively, of the issued and outstanding common shares of GSL.
Under the terms of the Cross-License Agreement, payments made by Moderna pursuant to the Settlement Agreement to Genevant/Arbutus are allocated, after reimbursement of the parties’ respective litigation costs, (i) 80% to Genevant and (ii) 20% to Arbutus.
Based on this allocation, Genevant received $771.6 million for its portion of the Fixed Payment on July 8, 2026. As Genevant’s portion of the Fixed Payment was received subsequent to quarter-end, the Company recognized a litigation settlement receivable of $771.6 million on the accompanying condensed consolidated balance sheet as of June 30, 2026. Included in the litigation settlement receivable was approximately $1.0 million that Genevant remitted to Arbutus pursuant to a separate agreement, which was recorded as a corresponding payable on the accompanying condensed consolidated balance sheet. The Company recognized a gain on litigation settlement of $0.4 million for the three months ended June 30, 2026 in the accompanying condensed consolidated statements of operations as a result of the final determination of actual litigation costs incurred.
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
The Contingent Payment is considered a gain contingency, and Genevant’s portion of such payment will be recognized when realized or realizable.
Note 6—Certain Balance Sheet Components
Accrued Expenses
Accrued expenses at June 30, 2026 and March 31, 2026 consisted of the following (in thousands):

	June 30, 2026	March 31, 2026
Research and development expenses	$113,438	$92,749
Compensation-related expenses	40,820	87,325
Other expenses	14,482	25,749
Total accrued expenses	$168,740	$205,823
As of June 30, 2026 and March 31, 2026, accrued research and development expenses included an accrual of $42.5 million of non-cancelable contractual costs as a result of the discontinuation of batoclimab, which were recognized as research and development expenses in prior fiscal years.
As of June 30, 2026, accrued compensation-related expenses included $22.9 million in employee bonuses related to the global settlement reached with Moderna in March 2026, of which $18.8 million was recognized as general and administrative expense and $4.1 million was recognized as research and development expense during the three months ended June 30, 2026. Refer to Note 5, “Recent Transactions and Developments” for more information regarding the global settlement with Moderna.
Note 7—Shareholders’ Equity
(A) At-the-Market Equity Offering Program
On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).
As of June 30, 2026, the Company had $400.0 million of remaining capacity available under the ATM Facility.
(B) Share Repurchase Program
The Company’s board of directors has authorized various share repurchase programs, including a $1.5 billion (excluding fees and expenses) program that was completed in June 2025 and a subsequent program authorized in June 2025 and subsequently increased in March 2026, allowing for aggregate repurchases up to $1.0 billion (excluding fees and expenses). During the three months ended June 30, 2026, the Company repurchased 7,305,646 shares (including 413,183 common shares with trade dates in June 2026 that settled in July 2026) for an aggregate purchase price of approximately $208.7 million (including fees and expenses). Following these repurchases, approximately $681.7 million remains available for share repurchases. During the three months ended June 30, 2025, the Company repurchased 20,269,450 shares for an aggregate purchase price of approximately $208.3 million (including fees and expenses).
Note 8—Share-Based Compensation
(A) RSL Equity Incentive Plans
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “RSL 2021 EIP”) was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. As of the effective date of the RSL 2021 EIP, no further stock awards have been or will be made under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”). At June 30, 2026, a total of 59,105,412 common shares were available for future grants under the RSL 2021 EIP.
Stock Options
Activity for stock options under the Company’s equity incentive plans for the three months ended June 30, 2026 was as follows:

Number of Options
Options outstanding at March 31, 2026	76,091,993
Granted	1,390,434
Exercised	(6,523,673)
Forfeited/Canceled	(7,017)
Options outstanding at June 30, 2026	70,951,737
Options exercisable at June 30, 2026	65,519,693
Restricted Stock Units and Performance Restricted Stock Units
Activity for RSUs and PSUs under the Company’s equity incentive plans for the three months ended June 30, 2026 was as follows:

	Number of RSUs	Number of PSUs
Non-vested balance at March 31, 2026	12,606,011	48,187,236
Granted	1,614,021	—
Vested	(1,857,812)	—
Forfeited	(262,848)	—
Non-vested balance at June 30, 2026	12,099,372	48,187,236
During the three months ended June 30, 2026, the Company’s trailing 30-day volume-weighted average trading price per share exceeded $30.00, satisfying the share price hurdle for the sixth and final vesting tranche of PSUs granted in July 2024 and 2025 under multi-year incentive compensation arrangements for certain senior executives (the “Senior Executive Compensation Program”). As a result, the “Performance Condition” (as defined in the Senior Executive Compensation Program) was satisfied for 15,298,215 PSUs. As of June 30, 2026, all 43,350,000 PSUs granted under the Senior Executive Compensation Program have satisfied the Performance Condition.
The PSUs remain subject to the “Service Condition” (as defined in the Senior Executive Compensation Program), which will be deemed satisfied on the first anniversary of the date on which the Performance Condition is first satisfied with respect to such tranche, subject to the executive’s continuous service through such anniversary. Once both conditions are met and the PSUs are fully vested, the underlying common shares are subject to an additional two-year holding period before such common shares may be sold by the executive (subject to certain customary exceptions).
(B) Subsidiary Equity Incentive Plans
Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, RSUs, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $14.8 million and $19.3 million for the three months ended June 30, 2026 and 2025, respectively, related to subsidiary EIPs.
Note 9—Income Taxes
The Company’s effective tax rate for the three months ended June 30, 2026 and June 30, 2025 was 1.3% and (1.7)%, respectively. The effective tax rate for the three months ended June 30, 2026 and 2025 was driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.
The Company assesses the realizability of its deferred tax assets at each balance sheet date based on available positive and negative evidence in order to determine the amount which is more likely than not to be realized and records a valuation allowance as necessary.

Note 10—Commitments and Contingencies
(A) Commitments
Lease Commitments
The Company has leases, consisting primarily of real estate leases. Refer to Note 11, “Leases” in the Company’s Annual Report for the year ended March 31, 2026 for further information regarding the Company’s lease commitments.
Other Commitments
The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 12, “Commitments and Contingencies” in the Company’s Annual Report for the year ended March 31, 2026 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements during the three months ended June 30, 2026. The Company has further commitments relating to other asset acquisition and license agreements that it has entered into and expects to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
As of June 30, 2026, the Company’s subsidiary, Immunovant, had an accrual of $42.5 million of non-cancelable contractual costs as a result of the discontinuation of batoclimab, which were recognized as research and development expenses in prior fiscal years.
In April 2026, Immunovant entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of June 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.
(B) Loss Contingencies
The Company may, from time to time, be a party to various disputes and claims arising from normal business activities. The Company accrues for loss contingencies when available information indicates that it is probable that a liability has been incurred and the amount of such loss can be reasonably estimated, and if the Company believes that a reasonably possible loss exists, the Company discloses the facts and circumstances of the litigation or claim, including an estimable range, if possible.
(C) Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of June 30, 2026 and March 31, 2026.
Note 11—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026, by level, within the fair value hierarchy (in thousands):

	As of June 30, 2026				As of March 31, 2026
	Level 1	Level 2	Level 3	Balance as of June 30, 2026	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Assets:
Money market funds	$1,171,368	$—	$—	$1,171,368	$1,374,706	$—	$—	$1,374,706
U.S. Treasury securities	—	1,888,731	—	1,888,731	—	2,124,179	—	2,124,179
Corporate bonds	—	704,895	—	704,895	—	748,422	—	748,422
Investment in Datavant Class A units	—	—	258,154	258,154	—	—	233,171	233,171
Investment in Arbutus common shares	186,468	—	—	186,468	174,814	—	—	174,814
Total assets at fair value	$1,357,836	$2,593,626	$258,154	$4,209,616	$1,549,520	$2,872,601	$233,171	$4,655,292
There were no liabilities measured at fair value on a recurring basis as of June 30, 2026 and March 31, 2026, and there were no transfers into or out of Level 3 during the three months ended June 30, 2026.
Level 3 Disclosures
The Company measures its Level 3 assets and liabilities at fair value based on significant inputs not observable in the market, which causes them to be classified as a Level 3 measurement within the fair value hierarchy. The valuation of the Level 3 assets and liabilities uses assumptions and estimates the Company believes would be made by a market participant in making the same valuation. The Company evaluates these assumptions and estimates on an ongoing basis as additional data impacting the assumptions and estimates is obtained. Changes in the fair value related to updated assumptions and estimates are recorded within the condensed consolidated statements of operations at the end of each reporting period.
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
The changes in fair value of the Level 3 assets during the three months ended June 30, 2026 and 2025 were as follows (in thousands):

Balance at March 31, 2025	$167,361
Change in fair value of investment in Datavant, included in net loss	(3,586)
Balance at June 30, 2025	$163,775

Balance at March 31, 2026	$233,171
Change in fair value of investment in Datavant, included in net loss	24,983
Balance at June 30, 2026	$258,154
The change in fair value of the Level 3 liabilities during the three months ended June 30, 2025 was as follows (in thousands):

Balance at March 31, 2025	$9,981
Changes in fair value of liability instruments, included in net loss	2,329
Balance at June 30, 2025	$12,310
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

	Point Estimate Used
Input	As of June 30, 2026	As of March 31, 2026
Volatility	90.0%	90.0%
Discount rate	11.5%	11.8%
Note 12—Net Loss per Common Share
Basic net loss per common share is computed by dividing net loss attributable to Roivant Sciences Ltd. by the weighted-average number of common shares outstanding during the period. Diluted net loss per common share is computed by dividing the net loss attributable to Roivant Sciences Ltd. by the diluted weighted-average number of common shares outstanding during the period.
For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three months ended June 30, 2026 and 2025, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss.
As of June 30, 2026 and 2025, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per common share:

	June 30, 2026	June 30, 2025
Stock options and performance stock options	70,951,737	135,593,216
Restricted stock units and performance restricted stock units (non-vested)	60,286,608	53,111,118
March 2020 CVARs	—	17,548,368
Earn-Out Shares (non-vested)	—	3,080,387
Other stock based awards and instruments issued	415,929	4,485,265
Note 13—Segment Information
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
The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended June 30,
	2026	2025
Revenue	$1,442	$2,170
Less:
Cost of revenues	284	154
Program-specific research and development expenses:
Anti-FcRn franchise—endocrine diseases	42,885	19,329
Anti-FcRn franchise—neurological diseases	25,455	20,937
Anti-FcRn franchise—rheumatology diseases	22,340	8,209
Anti-FcRn franchise—dermatology diseases	7,542	5,145
Anti-FcRn franchise—other clinical and nonclinical	2,609	2,392
Brepocitinib	14,092	15,020
Mosliciguat	13,041	8,385
Other development and discovery programs	11,118	10,236
Research and development share-based compensation	8,721	11,099
Research and development personnel-related expenses	46,354	42,530
Other research and development expenses	7,859	9,637
General and administrative share-based compensation	74,621	71,079
General and administrative personnel-related expenses	56,200	30,110
Other general and administrative expenses	34,706	32,830
Gain on litigation settlement	(392)	—
Change in fair value of investments	(36,637)	19,125
Change in fair value of liability instruments	—	2,329
Interest income	(36,922)	(48,322)
Other expense, net	2,130	11,208
Income tax (benefit) expense	(3,958)	4,649
Net loss	$(290,606)	$(273,911)
Note 14—Subsequent Events
Pursuant to the Settlement Agreement with Moderna as described in Note 5 above, Genevant received $771.6 million for its portion of the Fixed Payment on July 8, 2026. Genevant’s parent, GSL, expects to distribute up to $188 million of the Fixed Payment to non-RSL common shareholders of GSL, including Arbutus, and holders of equity awards granted under the GSL 2018 Equity Incentive Plan, through a combination of dividends and dividend equivalent rights payments. In addition, as described in Note 6 above, as of June 30, 2026, the Company accrued compensation-related expenses of $22.9 million for employee bonus arrangements expected to be paid in relation to the Settlement Agreement.

Item 2.      Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our (1) unaudited condensed consolidated financial statements and notes to those statements included in this Quarterly Report on Form 10-Q (“Quarterly Report”) and (2) audited consolidated financial statements and notes to those statements and management’s discussion and analysis of financial condition and results of operations for the fiscal year ended March 31, 2026, included in our Annual Report on Form 10-K, filed with the SEC on May 20, 2026 (the “Annual Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties. Roivant’s actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors. Please see “Cautionary Note Regarding Forward-Looking Statements” in this Quarterly Report. Our fiscal year ends on March 31 and our fiscal quarters end on June 30, September 30 and December 31.
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
Note: All product candidates in our current pipeline are investigational and subject to health authority approval. References to timing under "Phase" are to calendar years. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.
*Indicates registrational or potentially registrational trials.

Vant Ownership
The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of June 30, 2026.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Priovant	71%		65%
Immunovant	55%	[3]	52%	[3]
Pulmovant	97%		90%
Genevant[4]	83%		64%
Covant	96%		91%
Arbutus	20%	[3]	19%	[3]
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
4.The reference to “Genevant” in the table above is to Genevant Sciences Ltd. Please see Note 14, “Subsequent Events” for additional detail on the expected distribution to Genevant’s non-Roivant equity holders, including Arbutus, of a portion of the $771.6 million Fixed Payment Genevant received from Moderna in July 2026.
Upcoming Catalysts
In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth in the table below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
Brepocitinib	Priovant	FDA decision on brepocitinib in dermatomyositis	3Q 2026
Mosliciguat	Pulmovant	Topline data from Phase 2 trial in pulmonary hypertension associated with interstitial lung disease	2H 2026
Brepocitinib	Priovant	Topline data from Phase 3 trials in non-infectious uveitis	2H 2026
IMVT-1402	Immunovant	Topline data from Phase 2 trial in cutaneous lupus erythematosus	2H 2026
IMVT-1402	Immunovant	Further updates from difficult-to-treat rheumatoid arthritis program	2H 2026
IMVT-1402	Immunovant	Topline data from potentially registrational trials in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in Sjögren’s disease	2028
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028
Brepocitinib	Priovant	Topline data from Phase 3 trial in cutaneous sarcoidosis	2028
Brepocitinib	Priovant	Topline data from Phase 2b/3 trial in lichen planopilaris	TBC
Note: References under “Expected Timing” are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.
Recent Developments
•Priovant: Commercial preparations for brepocitinib in dermatomyositis (“DM”) are progressing well and on track for launch by the end of September 2026. The first patients have been enrolled in the Phase 3 study of brepocitinib in cutaneous sarcoidosis (“CS”). This follows brepocitinib’s Phase 2 study, the first positive placebo-controlled study in CS, which led to FDA Breakthrough Therapy Designation.
The Phase 3 study (BEACON+) will be conducted as a Part B to the positive Phase 2 BEACON trial. BEACON+ will enroll approximately 140 patients with CS across approximately 70 sites globally. Patients will be randomized 3:2 between brepocitinib 45mg once daily and placebo. The primary endpoint is the proportion of patients achieving a 50% or greater reduction in the Cutaneous Sarcoidosis Activity and Morphology Instrument – Activity Score (CSAMI-A) at Week 16. In Phase 2, 77% of brepocitinib 45mg patients achieved this endpoint compared to 0% of placebo patients.
CS is an inflammatory granulomatous skin disease affecting approximately 40,000 adults in the United States. The condition disproportionately impacts Black Americans. Unlike many inflammatory skin diseases, inadequately treated cutaneous sarcoidosis can rapidly cause permanent scarring and destruction of bone, cartilage and hair follicles. Despite this significant unmet therapeutic need, there are currently no FDA-approved therapies for CS.
Additionally, enrollment in Part 1 of the Phase 2b/3 study in lichen planopilaris (LPP) is progressing well.
•Immunovant: All clinical development timelines remain on track for IMVT-1402 across announced indications, including potentially registrational trials in Graves’ disease (“GD”), myasthenia gravis (“MG”), chronic inflammatory demyelinating polyneuropathy (CIDP), difficult-to-treat rheumatoid arthritis (“D2T RA”) and Sjögren’s disease (“SjD”), and a proof-of-concept trial in cutaneous lupus erythematosus (“CLE”).
•Pulmovant: Phase 2 study of mosliciguat in pulmonary hypertension associated with interstitial lung disease (“PH-ILD”) remains on track.

•Genevant: In July 2026, Genevant Sciences GmbH (“Genevant”) and Arbutus received $950 million from Moderna, the initial payment under the global $2.25 billion patent infringement settlement, and filed new international lawsuits against Pfizer and BioNTech.
•Roivant: Roivant reported consolidated cash, cash equivalents, restricted cash and marketable securities of $3.9 billion as of June 30, 2026, excluding the cash payment received from Moderna in July, supporting cash runway into profitability. For the three months ended June 30, 2026, Roivant repurchased 7.3 million common shares for an aggregate repurchase price of approximately $208.7 million.
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
We expect G&A expenses to increase in future periods to support our potential commercialization efforts. These increases will likely include additional costs related to the hiring of new personnel and fees to outside consultants, as well as other expenses. If any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction, we expect that we would incur significantly increased expenses associated with building a sales and marketing team. Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO. In July 2025, the Compensation Committee also approved a multi-year incentive compensation program for Frank Torti in connection with his appointment as an executive officer of the Company. Collectively, these compensation arrangements are referred to herein as the “Senior Executive Compensation Program.” The long-term equity incentive awards granted pursuant to this program will continue to result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 8, “Share-Based Compensation” of our financial statements for further details.
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
Income tax (benefit) expense
Income tax (benefit) expense is recorded for the jurisdictions in which we do business. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and the respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is recorded when, after consideration of all positive and negative evidence, it is not more likely than not that our deferred tax assets will be realizable. When uncertain tax positions exist, we recognize the tax benefit of tax positions to the extent that the benefit will more likely than not be realized. The determination as to whether the tax benefit will more likely than not be realized is based upon the technical merits of the tax position and consideration of the available facts and circumstances.
Net loss attributable to noncontrolling interests
Net loss attributable to noncontrolling interests consists of the portion of net loss of those consolidated entities that is not allocated to us. We record net loss attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations.
Results of Operations
Comparison of the three months ended June 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Revenue	$1,442	$2,170	$(728)
Operating expenses:
Cost of revenues	284	154	130
Research and development	202,016	152,919	49,097
General and administrative	165,527	134,019	31,508
Total operating expenses	367,827	287,092	80,735
Gain on litigation settlement	392	—	392
Loss from operations	(365,993)	(284,922)	(81,071)
Change in fair value of investments	(36,637)	19,125	(55,762)
Change in fair value of liability instruments	—	2,329	(2,329)
Interest income	(36,922)	(48,322)	11,400
Other expense, net	2,130	11,208	(9,078)
Loss before income taxes	(294,564)	(269,262)	(25,302)
Income tax (benefit) expense	(3,958)	4,649	(8,607)
Net loss	(290,606)	(273,911)	(16,695)
Net loss attributable to noncontrolling interests	(100,769)	(50,556)	(50,213)
Net loss attributable to Roivant Sciences Ltd.	$(189,837)	$(223,355)	$33,518
Variance analysis for three months ended June 30, 2026 and 2025
Research and development expenses
For the three months ended June 30, 2026 and 2025, our research and development expenses consisted of the following:

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—endocrine diseases	$42,885	$19,329	$23,556
Anti-FcRn franchise—neurological diseases	25,455	20,937	4,518
Anti-FcRn franchise—rheumatology diseases	22,340	8,209	14,131
Anti-FcRn franchise—dermatology diseases	7,542	5,145	2,397
Anti-FcRn franchise—other clinical and nonclinical	2,609	2,392	217
Brepocitinib	14,092	15,020	(928)
Mosliciguat	13,041	8,385	4,656
Other development and discovery programs	11,118	10,236	882
Total program-specific costs	139,082	89,653	49,429

Unallocated internal costs:
Share-based compensation	8,721	11,099	(2,378)
Personnel-related expenses	46,354	42,530	3,824
Other expenses	7,859	9,637	(1,778)
Total research and development expenses	$202,016	$152,919	$49,097
Research and development expenses increased by $49.1 million to $202.0 million for the three months ended June 30, 2026, compared to $152.9 million for the three months ended June 30, 2025. This increase was primarily driven by an increase in program-specific costs of $49.4 million and personnel-related expenses of $3.8 million.
The increase of $49.4 million in program-specific costs was primarily driven by increases of $44.8 million related to the anti-FcRn franchise and $4.7 million related to mosliciguat, reflecting the progression of our programs. The increase of $3.8 million in personnel-related expenses was primarily driven by $4.1 million in employee bonuses related to the global settlement reached with Moderna in March 2026.
The majority of share-based compensation and personnel-related expenses, which are unallocated internal costs, were related to the anti-FcRn franchise activities at Immunovant during the three months ended June 30, 2026 and 2025.
General and administrative expenses

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
General and administrative	$165,527	$134,019	$31,508
General and administrative expenses increased by $31.5 million to $165.5 million for the three months ended June 30, 2026, compared to $134.0 million for the three months ended June 30, 2025. This increase was primarily due to an increase in personnel-related expense of $26.1 million, largely resulting from $18.8 million in employee bonuses related to the global settlement reached with Moderna in March 2026 and $6.3 million of employer payroll taxes associated with equity award activity.
A summary of general and administrative expense relating to the one-time cash retention bonus award to its employees awarded during the year ended March 31, 2024 (the “Cash Bonus Program”) and Senior Executive Compensation Program is as follows (in thousands):

	Three Months Ended June 30,		Remaining Expense as of June 30, 2026
	2026	2025
	(in thousands)
Cash Bonus Program	$—	$2,111	$—
Senior Executive Compensation Program:
Cash awards	—	3,660	—
Performance restricted stock units(1)	38,277	30,157	103,496
Restricted stock units	3,361	2,307	49,498
Stock options	182	174	1,385
Total	$41,820	$38,409	$154,379

(1) As of June 30, 2026, all performance restricted stock units have satisfied the Performance Condition and remain subject to the Service Condition and an additional two-year holding period before such common shares may be sold by the executive (subject to certain customary exceptions). Refer to Note 8, “Share-Based Compensation” of our financial statements for further details. The remaining expense of $103.5 million as of June 30, 2026 will be recognized through June 2027.

Change in fair value of investments

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Change in fair value of investments	$(36,637)	$19,125	$(55,762)
Changes in fair value of investments were an unrealized gain of $36.6 million and an unrealized loss of $19.1 million for the three months ended June 30, 2026 and 2025, respectively. The change of $55.8 million was driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant.
Interest income

	Three Months Ended June 30,
	2026	2025	Change
	(in thousands)
Interest income	$(36,922)	$(48,322)	$11,400
Interest income decreased by $11.4 million to $36.9 million for the three months ended June 30, 2026, compared to $48.3 million for the three months ended June 30, 2025. The decrease was primarily due to lower cash equivalents and marketable securities balances in our interest-bearing accounts as well as lower interest rates.
Liquidity and Capital Resources
For the three months ended June 30, 2026 and 2025, we had net losses of $290.6 million and $273.9 million, respectively. As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $3.8 billion and our accumulated deficit was $900.4 million. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part I, Item 1A. in our Annual Report for the year ended March 31, 2026. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.

Our short-term and long-term liquidity requirements as of June 30, 2026 included:
•obligations under our leases (refer to Note 11, “Leases” in our Annual Report for the year ended March 31, 2026 for further information regarding our lease commitments);
•certain non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab of $42.5 million, which were recognized as research and development expense in prior fiscal years.; and
•certain commitments pursuant to an agreement entered by Immunovant in April 2026 that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of June 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.

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
Our board of directors has authorized various share repurchase programs, including a $1.5 billion (excluding fees and expenses) program that was completed in June 2025 and a subsequent program authorized in June 2025 and subsequently increased in March 2026, allowing for aggregate repurchases up to $1.0 billion (excluding fees and expenses). During the three months ended June 30, 2026, we repurchased 7,305,646 shares (including 413,183 common shares with trade dates in June 2026 that settled in July 2026) for an aggregate purchase price of approximately $208.7 million (including fees and expenses). Following these repurchases, approximately $681.7 million remains available for share repurchases. During the three months ended June 30, 2025, we repurchased 20,269,450 shares for an aggregate purchase price of approximately $208.3 million (including fees and expenses).
We have historically financed our operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
Pursuant to the Settlement Agreement with Moderna as described in Note 5, “Recent Transactions and Developments,” our subsidiary, Genevant Sciences GmbH (“Genevant”), received $771.6 million for its portion of the Fixed Payment on July 8, 2026. Genevant’s parent, Genevant Sciences Ltd. (“GSL”), expects to distribute up to $188 million of the Fixed Payment to non-RSL common shareholders of GSL, including Arbutus, and holders of equity awards granted under the GSL 2018 Equity Incentive Plan, through a combination of dividends and dividend equivalent rights payments. In addition, as described in Note 6, “Certain Balance Sheet Components” as of June 30, 2026, we accrued compensation-related expenses of $22.9 million for employee bonus arrangements expected to be paid in relation to the Settlement Agreement.

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

Finally, as part of our ongoing business strategy we regularly evaluate new acquisition and in-licensing opportunities, as well as our capital structure. We may from time to time use our existing cash to fund such opportunities or to return capital to shareholders through share repurchases or the issuance of cash dividends on our common shares to optimize our capital structure. See “Risk Factors—Risks Related to Our Business and Industry—We face risks associated with acquisitions, divestitures and other strategic transactions.” in Part I, Item 1A. of our Annual Report for more information.
Cash Flows
The following table sets forth a summary of our cash flows for the three months ended June 30, 2026 and 2025:

	Three Months Ended June 30,
	2026	2025
	(in thousands)
Net cash used in operating activities	$(270,504)	$(204,383)
Net cash provided by (used in) investing activities	$281,260	$(1,085,716)
Net cash used in financing activities	$(181,510)	$(187,768)
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.
For the three months ended June 30, 2026, cash used in operating activities increased by $66.1 million to $270.5 million compared to $204.4 million for the three months ended June 30, 2025. This increase was primarily driven by increased spending to advance our research and development programs, including the anti-FcRn franchise and mosliciguat, and to support commercial-readiness activities for brepocitinib. The increase also reflected higher income tax payments during the three months ended June 30, 2026.
Investing Activities
For the three months ended June 30, 2026, cash flow from investing activities changed by approximately $1.4 billion to net cash provided by investing activities of $281.3 million for the three months ended June 30, 2026 from net cash used in investing activities of $1.1 billion for the three months ended June 30, 2025. This change in cash flow was primarily due to a decrease in purchases of marketable securities, partially offset by a decrease in maturities of marketable securities during the three months ended June 30, 2026.
Financing Activities
For the three months ended June 30, 2026, cash used in financing activities decreased by $6.3 million to $181.5 million compared to $187.8 million for the three months ended June 30, 2025. This is primarily due to a decrease in repurchases of the Company’s common shares and higher proceeds from stock option exercises, partially offset by higher taxes paid related to net settlement of equity awards during the three months ended June 30, 2026.
Critical Accounting Policies and Significant Judgments and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The preparation of these unaudited condensed consolidated financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingencies as of the dates of the unaudited condensed consolidated financial statements, and the reported amounts of revenues and expenses during the reporting periods. In accordance with U.S. GAAP, we evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. On an ongoing basis, we evaluate our judgments and estimates in light of changes in circumstances, facts or experience. Changes in estimates and assumptions are reflected in reported results in the period in which they become known.

We define our critical accounting policies as those under U.S. GAAP that require us to make subjective estimates and judgments about matters that are uncertain and are likely to have a material impact on our financial condition and results of operations, as well as the specific manner in which we apply those principles.
There have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2026 in our Annual Report.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivity, foreign currency sensitivity and equity price risk.
Interest Rate Sensitivity
As of June 30, 2026, we had cash, cash equivalents and marketable securities of approximately $3.8 billion (or approximately $3.9 billion including restricted cash). Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of product candidates. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and average short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.
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
Equity Price Risk
As of June 30, 2026, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 10% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of June 30, 2026 by approximately $44.5 million.
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

Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fiscal quarter ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.      RISK FACTORS
Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report, together with the other information contained in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us and our majority-controlled subsidiary, Immunovant, Inc. (“Immunovant”), with the SEC. We cannot assure you that any of the events discussed in the risk factors below will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows. If any such events were to happen, the trading price of our common shares could decline, and you could lose all or part of your investment. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates. References to our “product candidates” include our current product candidates and any future products or product candidates. Approval from the U.S. Food and Drug Administration (“FDA”) or other applicable international regulatory authority is required before a product or product candidate may be marketed and sold in the relevant jurisdiction. During the quarter ended June 30, 2026, our risk factors have not changed materially from those described in the Annual Report, except for the risk factors noted below.
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
•changes to our statistical analysis plans or the method of calculating primary or secondary endpoints, including changes required by, or subsequently rejected by, the FDA or other regulatory authorities;
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
In addition, our analyses, interpretations, and presentation of clinical trial data may evolve over time, including through changes to primary or secondary endpoints, statistical methods, endpoint hierarchies, or the methodologies used to calculate or present them. We may make these changes to ongoing studies. We may also conduct post-hoc, retrospective, subgroup or other modified data or statistical analyses after database lock or unblinding of a clinical trial. Regulatory authorities may give less weight to, or decline to accept, results based on such changes or analyses conducted thereafter, including on the basis that such changes in endpoints or analytical methodology are not adequately justified, which could adversely affect our ability to obtain regulatory approval.
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

Risks Related to Our Intellectual Property
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
In February 2022, Roivant’s subsidiary GSG and Roivant’s affiliate Arbutus filed a lawsuit in the U.S. District Court for the District of Delaware against Moderna and an affiliate seeking damages for infringement of certain patents, including U.S. Patent Nos. 8,492,359, 9,364,435, 9,504,651 and 11,141,378, in the manufacture and sale of MRNA-1273, Moderna’s vaccine for COVID-19 (the “U.S. Moderna Action”). In 2025, GSG and Arbutus filed five international lawsuits against Moderna targeting alleged infringing activity with respect to Moderna’s vaccine for COVID-19 in 30 countries (the “Moderna International Actions” and, together with the U.S. Moderna Action, the “Moderna Actions”). On March 3, 2026, GSG and, solely for certain purposes, Genevant, and Arbutus entered into a settlement agreement with Moderna Inc. and Moderna TX, Inc. (the “Settlement Agreement”) to resolve the Moderna Actions. Under the Settlement Agreement, Moderna made a $950 million aggregate lump sum payment to GSG and Arbutus on July 8, 2026, including $771.6 million to GSG. In addition, as described in more detail below, Moderna agreed to make an additional aggregate lump sum payment of up to $1.3 billion (the “Contingent Payment”) to GSG and Arbutus, contingent on the outcome of Moderna’s appeal of the District Court’s rejection of Moderna’s affirmative defense under 28 U.S.C. § 1498. Briefing of Moderna’s appeal with the U.S. Court of Appeals for the Federal Circuit (the “Federal Circuit”) was completed in July 2026, with oral arguments before the Federal Circuit expected to take place in 2027.
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
More broadly, litigation settlement agreements involve inherent risks and uncertainties. For example, Moderna could default on, or otherwise fail to make, the Contingent Payment under certain circumstances. In addition, the terms of the Settlement Agreement represent a final resolution of the Moderna Actions. GSG and Arbutus will have no further ability to seek additional damages from Moderna in connection with the licensed products and activities covered by the Settlement Agreement, even if circumstances change or additional infringing activities are discovered that fall within the scope of the license. The mutual releases contained in the Settlement Agreement extinguish claims that might otherwise have been available to GSG and Arbutus. In addition, the Settlement Agreement resolves only the disputes between GSG and Arbutus, on the one hand, and Moderna and its affiliates, on the other, and does not affect other pending litigation, including the Pfizer Actions described below, which remain ongoing and subject to its own risks and uncertainties.
In April 2023, GSG and Arbutus filed a lawsuit in the U.S. District Court for the District of New Jersey against Pfizer and BioNTech seeking damages for infringement of U.S. Patent Nos. 9,504,651, 8,492,359, 11,141,378, 11,298,320 and 11,318,098 in the manufacture and sale of COMIRNATY (the “U.S. Pfizer Action”). In July 2023, Pfizer and BioNTech filed an answer. The court held a claim construction hearing in the U.S. Pfizer Action in December 2024. In

September 2025, the court issued its claim construction ruling, which construed the disputed claim terms in a manner that GSG generally considers to be favorable. In July 2026, Arbutus and GSG filed three international lawsuits against Pfizer and BioNTech — one in Canada and two before the Unified Patent Court (the “UPC”) — seeking monetary relief as well as injunctions against Pfizer and BioNTech’s mRNA-LNP COVID-19 vaccines and any other products that would infringe the asserted patents, which include Canadian Patent No. 2,721,333, EP 4 241 767 and EP 4 495 237 (the “International Pfizer Actions” and, together with the U.S. Pfizer Action, the “Pfizer Actions”). The UPC actions seek relief across 20 European countries which, together with the Canadian action, cover 21 jurisdictions in total. We cannot predict the timing or outcome of these matters, and there is no assurance that the resolution of the Moderna Actions will be predictive of the outcome of the litigation against Pfizer and BioNTech.
In an infringement proceeding, a court may decide that a patent of ours or our licensors is not valid or is unenforceable, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. The standards that courts use to interpret patents are not always applied predictably or uniformly and can change, particularly as new technologies develop. As a result, we cannot predict with certainty how much protection, if any, will be given to our patents if we attempt to enforce them and they are challenged in court and if any such suits, including the Pfizer Actions, will ultimately be resolved successfully. In particular, there is no assurance that the resolution of the Moderna Actions will be predictive of the outcome of the Pfizer Actions. Further, even if we prevail against an infringer in U.S. district court, there is always the risk that the infringer will file an appeal and the district court judgment will be overturned at the appeals court and that an adverse decision will be issued by the appeals court relating to the validity or enforceability of our patents. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly in a manner insufficient to achieve our business objectives, or could put our patent applications at risk of not issuing. The initiation of a claim against a third party may also cause the third-party to bring counter claims against us such as claims asserting that our patents are unpatentable, invalid or unenforceable. In patent litigation in the U.S., defendant counterclaims alleging invalidity or unenforceability are commonplace. Grounds for a validity challenge could be an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness, non-enablement or lack of written description, or non-statutory subject matter as well as for double-patenting. Grounds for an unenforceability assertion could be an allegation that someone connected with prosecution of the patent withheld relevant material information from the USPTO, or made a materially misleading statement, during prosecution or that inventorship of the patent was incorrectly named. Third parties may also raise similar validity or unpatentability claims before the USPTO in post-grant proceedings such as ex parte reexaminations, IPR or post-grant review, or oppositions or similar proceedings outside the U.S., in parallel with litigation or even outside the context of litigation. The outcome following legal assertions of unpatentability, invalidity and unenforceability is unpredictable. We cannot be certain that there is no invalidating prior art, of which we and the patent examiner were unaware during prosecution. For the patents and patent applications that we have in-licensed, we may have limited or no right to participate in the defense of any licensed patents against challenge by a third party. If a defendant were to prevail on a legal assertion of unpatentability, invalidity or unenforceability, we would lose at least part, and perhaps all, of any future patent protection on our product candidates. Such a loss of patent protection could harm our business. Additionally, any adverse outcome could allow third parties to commercialize our product candidates and compete directly with us, without payment to us, or result in our inability to manufacture or commercialize products, if approved, without infringing third-party patent rights.
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
We may not have sufficient financial or other resources to adequately conduct the Pfizer Actions or any other such litigation or proceedings. Some of our competitors or other third parties may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Because of the expense and uncertainty of litigation, we may conclude that even if a third party is infringing our issued patent, any patents that may be issued as a result of our pending or future patent applications or other intellectual property rights, the risk-adjusted cost of bringing and enforcing such a claim or action may be too high or not in the best interest of our company or our shareholders. In such cases, we may decide that the more prudent course of action is to simply monitor the situation or initiate or seek some other non-litigious action or solution.
Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
During the three months ended June 30, 2026, the Company repurchased 7,305,646 shares (including 413,183 common shares with trade dates in June 2026 that settled in July 2026) for an aggregate purchase price of approximately $208.7 million (including fees and expenses). As of June 30, 2026, approximately $681.7 million remains available for share repurchases.
The following table summarizes our common share repurchase transactions for the three months ended June 30, 2026:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Program(2)
				(in millions)
April 1 – 30, 2026	3,552,362	$28.34	3,552,362	$789.6
May 1 – 31, 2026	1,690,967	$28.64	1,690,967	$741.2
June 1 – 30, 2026	2,062,317	$28.83	2,062,317	$681.7
Total	7,305,646		7,305,646
(1)The total number of common shares purchased set forth in this column is based on the trade date of the repurchase transaction (not the settlement date of the repurchase transaction).
(2)On June 25, 2025, we announced that our board of directors had authorized up to $500 million (excluding fees and expenses) in common share repurchases. On March 3, 2026, we announced that our board of directors had authorized a further $500 million (excluding fees and expenses) in additional common share repurchases. The timing and total amount of common shares repurchased depends on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities. Share repurchases may be conducted through open market transactions, tender offers or privately negotiated transactions, including the use of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Please see Note 7, “Shareholders’ Equity” for additional information related to share repurchases. Table excludes fees and commissions payable in connection with common share repurchases.
*In addition to the repurchase transactions set forth above, during the three months ended June 30, 2026, we withheld 904,271 common shares associated with net share settlements to cover tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs.
Item 3.      Defaults Upon Senior Securities.
None.

Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
On June 30, 2026, Eric Venker, President and Immunovant CEO of our subsidiary Roivant Sciences, Inc., entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 1,787,943 common shares held by Dr. Venker between October 20, 2026 and October 20, 2027.

Item 6.      Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1#†^	Amended & Restated Executive Employment Agreement between Roivant Sciences, Inc. and Frank Torti, dated as of July 28, 2025.	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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
** Management’s Reports on Internal Control Over Financial Reporting and Certification of Disclosure in Exchange Act Periodic Reports, the certifications furnished in Exhibits 32.1 and 32.2 hereto are deemed to accompany this Quarterly Report on Form 10-Q and will not be deemed “filed” for purpose of Section 18 of the Exchange Act. Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act, except to the extent that the registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 6, 2026	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory