Form 10-Q
period 2026-09-30
Roivant Sciences Ltd.
filed 2026-11-09
CIK 1635088

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________________
FORM 10-Q
_________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of November 3, 2026, the registrant had 724,561,460 common shares, par value $0.0000000341740141 per share, outstanding (the “Common Shares”).

In this Quarterly Report on Form 10-Q, unless otherwise stated or as the context requires, references to “Roivant,” the “Company,” “we,” “us,” “our” or similar references refer to Roivant Sciences Ltd., together with its consolidated subsidiaries.
LISRAYA™ is a trademark of our subsidiary, Priovant Therapeutics, Inc. Other brands, names and trademarks contained in this Quarterly Report on Form 10-Q are the property of their respective owners. Solely for convenience, the trademarks and trade names in this Quarterly Report on Form 10-Q may be referred to without the ® and ™ symbols, but such references should not be construed as any indicator that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto.
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
Cautionary Note Regarding Forward-Looking Statements
This Quarterly Report on Form 10-Q contains statements, including matters discussed under Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Part II, Item 1. “Legal Proceedings,” Part II, Item 1A. “Risk Factors” and in other sections of this report, that are “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future, and statements that are not historical facts. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.
The forward-looking statements contained in this Quarterly Report on Form 10-Q are based on our current expectations and beliefs concerning future developments and their potential effects on us taking into account information currently available to us. There can be no assurance that future developments affecting us will be those that we have anticipated. Should one or more of these risks or uncertainties materialize, they could cause our actual results to differ materially from the forward-looking statements. Some factors that could cause actual results to differ include, but are not limited to risks associated with:
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
•the failure to issue the patent applications that we own or in-license with respect to our product candidates if their validity, patentability, enforceability, breadth or strength of protection is threatened or if they fail to provide meaningful exclusivity for our product candidates;
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
•the possibility that we may be adversely affected by other economic, business or competitive factors; and
•any other risks and uncertainties, including those described herein and those in the section titled “Risk Factors” set forth in Part I, Item 1A. of our Annual Report on Form 10-K filed with the SEC.
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

PART I—FINANCIAL INFORMATION
Item 1.      Financial Statements (Unaudited).
ROIVANT SCIENCES LTD.
Condensed Consolidated Balance Sheets
(unaudited, in thousands, except share and per share amounts)

	September 30, 2026	March 31, 2026
Assets
Current assets:
Cash and cash equivalents	$1,642,266	$1,419,232
Marketable securities	2,565,320	2,872,601
Litigation settlement receivable	—	770,235
Other current assets	147,957	105,316
Total current assets	4,355,543	5,167,384
Property and equipment, net	10,942	11,986
Operating lease right-of-use assets	77,317	80,416
Investments measured at fair value	504,914	407,985
Other assets	27,108	40,916
Total assets	$4,975,824	$5,708,687
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,304	$18,002
Accrued expenses	187,870	205,823
Operating lease liabilities	13,778	11,147
Income tax payable	59,076	45,689
Other current liabilities	7,883	583
Total current liabilities	279,911	281,244
Operating lease liabilities, noncurrent	92,792	96,291
Income tax payable, noncurrent	—	38,670
Other liabilities	7,401	70
Total liabilities	380,104	416,275
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common shares, par value $0.0000000341740141 per share, 7,000,000,000 shares authorized and 723,687,406 and 720,352,386 shares issued and outstanding at September 30, 2026 and March 31, 2026, respectively	—	—
Additional paid-in capital	5,193,719	5,024,826
Accumulated deficit	(1,164,473)	(501,814)
Accumulated other comprehensive (loss) income	(8,931)	4,358
Shareholders’ equity attributable to Roivant Sciences Ltd.	4,020,315	4,527,370
Noncontrolling interests	575,405	765,042
Total shareholders’ equity	4,595,720	5,292,412
Total liabilities and shareholders’ equity	$4,975,824	$5,708,687
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Operations
(unaudited, in thousands, except share and per share amounts)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Revenues:
Product revenue, net	$30,969	$—	$30,969	$—
License, milestone and other revenue	4,152	1,571	5,594	3,741
Revenues, net	35,121	1,571	36,563	3,741
Operating expenses:
Cost of revenues	3,347	111	3,631	265
Research and development (includes $7,965 and $10,996 of share-based compensation expense for the three months ended September 30, 2026 and 2025 and $16,686 and $22,095 for the six months ended September 30, 2026 and 2025, respectively)	145,747	164,568	347,763	317,487
Selling, general and administrative (includes $71,332 and $70,825 of share-based compensation expense for the three months ended September 30, 2026 and 2025 and $145,953 and $141,904 for the six months ended September 30, 2026 and 2025, respectively)	154,076	143,125	319,603	277,144
Total operating expenses	303,170	307,804	670,997	594,896
Gain on litigation settlement	—	—	392	—
Loss from operations	(268,049)	(306,233)	(634,042)	(591,155)
Change in fair value of investments	(60,292)	(128,501)	(96,929)	(109,376)
Change in fair value of liability instruments	—	20,959	—	23,288
Interest income	(41,612)	(45,341)	(78,534)	(93,663)
Other expense, net	200	5,694	2,330	16,902
Loss from continuing operations before income taxes	(166,345)	(159,044)	(460,909)	(428,306)
Income tax (benefit) expense	(13,371)	6,995	(17,329)	11,644
Loss from continuing operations, net of tax	(152,974)	(166,039)	(443,580)	(439,950)
Income from discontinued operations, net of tax	15,763	—	15,763	—
Net loss	(137,211)	(166,039)	(427,817)	(439,950)
Net income (loss) attributable to noncontrolling interests	54,408	(52,520)	(46,361)	(103,076)
Net loss attributable to Roivant Sciences Ltd.	$(191,619)	$(113,519)	$(381,456)	$(336,874)

Amounts attributable to Roivant Sciences Ltd.:
Loss from continuing operations, net of tax	$(207,382)	$(113,519)	$(397,219)	$(336,874)
Income from discontinued operations, net of tax	15,763	—	15,763	—
Net loss attributable to Roivant Sciences Ltd.	$(191,619)	$(113,519)	$(381,456)	$(336,874)

Basic and diluted net loss per common share:
Loss from continuing operations, net of tax	$(0.29)	$(0.17)	$(0.55)	$(0.49)
Income from discontinued operations, net of tax	$0.02	$—	$0.02	$—
Net loss per common share—basic and diluted	$(0.27)	$(0.17)	$(0.53)	$(0.49)

Weighted average shares outstanding—basic and diluted	722,751,617	680,947,866	721,769,574	680,619,200
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Comprehensive Loss
(unaudited, in thousands)

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Net loss	$(137,211)	$(166,039)	$(427,817)	$(439,950)
Other comprehensive (loss) income:
Unrealized (losses) gains on available-for-sale securities	(9,751)	2,581	(12,738)	3,051
Foreign currency translation adjustment	(198)	(263)	(652)	7,476
Amounts reclassified from accumulated other comprehensive income (loss)	10	—	10	—
Total other comprehensive (loss) income	(9,939)	2,318	(13,380)	10,527
Comprehensive loss	(147,150)	(163,721)	(441,197)	(429,423)
Comprehensive income (loss) attributable to noncontrolling interests	54,101	(52,623)	(46,452)	(102,669)
Comprehensive loss attributable to Roivant Sciences Ltd.	$(201,251)	$(111,098)	$(394,745)	$(326,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited, in thousands, except share data)

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2026	720,352,386	$—	$5,024,826	$4,358	$(501,814)	$765,042	$5,292,412
Issuance of the Company’s common shares in connection with equity incentive plans, net of tax withholding payments	9,208,139	—	24,596	—	—	—	24,596
Exercise and vesting of subsidiary share awards	—	—	13,470	—	—	10,164	23,634
Issuance of subsidiary shares to the Company and cash contributions to majority-owned subsidiaries	—	—	(1,265)	—	—	1,265	—
Repurchase of the Company’s common shares	(6,892,463)	—	—	—	(208,703)	—	(208,703)
Issuance of the Company’s common shares under employee stock purchase plan	—	—	635	—	—	—	635
Share-based compensation	—	—	68,664	—	—	14,678	83,342
Unrealized losses on available-for-sale securities	—	—	—	(2,987)	—	—	(2,987)
Foreign currency translation adjustment	—	—	—	(670)	—	216	(454)
Net loss	—	—	—	—	(189,837)	(100,769)	(290,606)
Balance at June 30, 2026	722,668,062	$—	$5,130,926	$701	$(900,354)	$690,596	$4,921,869
Issuance of the Company’s common shares in connection with equity incentive plans, net of tax withholding payments	3,452,317	—	(5,595)	—	—	—	(5,595)
Exercise and vesting of subsidiary share awards	—	—	3,719	—	—	2,647	6,366
Cash contributions to majority-owned subsidiaries	—	—	(1,003)	—	—	1,003	—
Distribution by subsidiary	—	—	—	—	—	(186,567)	(186,567)
Repurchase of the Company’s common shares	(2,467,035)	—	—	—	(72,500)	—	(72,500)
Issuance of the Company’s common shares under employee stock purchase plan	34,062	—	—	—	—	—	—
Share-based compensation	—	—	65,672	—	—	13,625	79,297
Amounts reclassified from accumulated other comprehensive income (loss)	—	—	—	10	—	—	10
Unrealized losses on available-for-sale securities	—	—	—	(9,751)	—	—	(9,751)
Foreign currency translation adjustment	—	—	—	109	—	(307)	(198)
Net (loss) income	—	—	—	—	(191,619)	54,408	(137,211)
Balance at September 30, 2026	723,687,406	$—	$5,193,719	$(8,931)	$(1,164,473)	$575,405	$4,595,720

	Shareholders’ Equity
	Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings/(Accumulated Deficit)	Noncontrolling Interests	Total Shareholders’ Equity
	Shares	Amount
Balance at March 31, 2025	695,938,323	$—	$4,562,107	$9,438	$116,060	$499,593	$5,187,198
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	6,560,959	—	16,912	—	—	—	16,912
Exercise and vesting of subsidiary share awards	—	—	2,325	—	—	1,288	3,613
Cash contributions to majority-owned subsidiaries	—	—	(290)	—	—	290	—
Unrealized gains on available-for-sale securities	—	—	—	470	—	—	470
Repurchase of the Company’s common shares	(20,269,450)	—	—	—	(208,293)	—	(208,293)
Share-based compensation	—	—	63,031	—	—	19,147	82,178
Foreign currency translation adjustment	—	—	—	7,229	—	510	7,739
Net loss	—	—	—	—	(223,355)	(50,556)	(273,911)
Balance at June 30, 2025	682,229,832	$—	$4,644,085	$17,137	$(315,588)	$470,272	$4,815,906
Issuance of the Company’s common shares in connection with equity incentive plans, net of forfeitures, and tax withholding payments	7,386,746	—	45,569	—	—	—	45,569
Exercise and vesting of subsidiary share awards	—	—	14,110	—	—	10,999	25,109
Cash contributions to majority-owned subsidiaries	—	—	(503)	—	—	503	—
Unrealized gains on available-for-sale securities	—	—	—	2,581	—	—	2,581
Issuance of the Company’s common shares under employee stock purchase plan	80,792	—	774	—	—	—	774
Share-based compensation	—	—	67,845	—	—	13,976	81,821
Foreign currency translation adjustment	—	—	—	(160)	—	(103)	(263)
Net loss	—	—	—	—	(113,519)	(52,520)	(166,039)
Balance at September 30, 2025	689,697,370	$—	$4,771,880	$19,558	$(429,107)	$443,127	$4,805,458
The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

ROIVANT SCIENCES LTD.
Condensed Consolidated Statements of Cash Flows
(unaudited, in thousands)

	Six Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(427,817)	$(439,950)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-based compensation	162,639	163,999
Change in fair value of investments	(96,929)	(109,376)
Change in fair value of debt and liability instruments	—	23,288
Accretion of discount and amortization of premium on available-for-sale marketable securities, net	(10,610)	(7,319)
Accretion of discount and amortization of premium on held-to-maturity marketable securities, net	—	(13,564)
Depreciation and amortization	1,204	2,019
Non-cash lease expense	2,937	3,885
Gain on sale of subsidiary interests (Note 6)	(15,763)	—
Other	13,759	17,062
Changes in assets and liabilities:
Other current assets	(54,669)	(4,262)
Other assets	1,333	(3,391)
Litigation settlement receivable	770,235	—
Accounts payable	(6,544)	(8,749)
Accrued expenses	5,119	(12,480)
Operating lease liabilities	(804)	(1,324)
Income tax payable	(25,283)	(2)
Other liabilities	5,107	117
Net cash provided by (used in) operating activities	323,914	(390,047)
Cash flows from investing activities:
Marketable securities, available-for-sale
Purchases	(1,118,787)	(2,778,411)
Proceeds from maturities	1,403,458	—
Proceeds from sales	20,482	—
Marketable securities, held-to-maturity
Proceeds from maturities	—	1,825,000
Purchase of property and equipment	(627)	(11,883)
Proceeds from sale of subsidiary interests (Note 6)	20,883	—
Other	(1,610)	—
Net cash provided by (used in) investing activities	323,799	(965,294)
Cash flows from financing activities:
Payment of distribution by subsidiary	(179,073)	—
Repurchase of the Company’s common shares	(281,203)	(208,293)
Proceeds from exercise of the Company’s and subsidiary stock options	101,442	98,351
Taxes paid related to net settlement of equity awards	(72,525)	(16,013)
Proceeds from issuance of the Company’s common shares under employee stock purchase plan	635	774
Net cash used in financing activities	(430,724)	(125,181)

Effect of exchange rate changes on cash, cash equivalents and restricted cash	1,610	2,021
Net change in cash, cash equivalents and restricted cash	218,599	(1,478,501)
Cash, cash equivalents and restricted cash at beginning of period	1,430,982	2,725,661
Cash, cash equivalents and restricted cash at end of period	$1,649,581	$1,247,160
Non-cash investing and financing activities:
Taxes payable related to net settlement of equity awards	$9,477	$—
Subsidiary distribution payable	$7,494	$—
Other	$9,738	$14,773
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
LISRAYA™ (brepocitinib) was approved by the United States Food and Drug Administration (“FDA”) in August 2026 for the treatment of adults with dermatomyositis.
The Company’s subsidiaries are wholly owned subsidiaries and majority-owned or controlled subsidiaries. Refer to Note 4, “Equity Method Investments” for further discussion of the Company’s investments in unconsolidated entities.
(B) Liquidity
The Company has incurred significant operating losses and negative cash flows from operations since its inception. As of September 30, 2026, the Company had cash, cash equivalents and marketable securities of approximately $4.2 billion and its accumulated deficit was approximately $1.2 billion. For the six months ended September 30, 2026 and 2025, the Company incurred net losses from continuing operations of $443.6 million and $440.0 million, respectively. The Company has historically financed its operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements. Through its subsidiary Priovant Therapeutics, Inc. (“Priovant”), the Company has launched its commercial product, LISRAYA, following approval by the FDA in August 2026 for the treatment of adults with dermatomyositis and began to generate product revenues from LISRAYA.
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

These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended March 31, 2026 filed with the SEC. The unaudited condensed consolidated balance sheet at March 31, 2026 has been derived from the audited consolidated financial statements at that date. In the opinion of management, the unaudited condensed consolidated financial statements include all adjustments, which include only normal recurring adjustments, that are considered necessary to present fairly the financial position of the Company and its results of operations and cash flows for the interim periods presented. Operating results for the three and six months ended September 30, 2026 are not necessarily indicative of the results that may be expected for the fiscal year ending March 31, 2027, for any other interim period, or for any other future year.
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
For consolidated entities where the Company owns or is exposed to less than 100% of the economics, the Company records net income (loss) attributable to noncontrolling interests in its unaudited condensed consolidated statements of operations equal to the noncontrolling interest’s proportionate share of the respective operations based on shareholders’ rights. The Company presents noncontrolling interests as a component of shareholders’ equity on its unaudited condensed consolidated balance sheets.
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
(C) Concentrations
Financial instruments that potentially subject the Company to credit risk concentration include cash, cash equivalents, marketable securities and accounts receivable. The Company maintains cash deposits, cash equivalents and marketable securities in highly-rated, federally-insured financial institutions in excess of federally insured limits. The Company has established guidelines relative to diversification and maturities to maintain safety and liquidity. The Company has not experienced any credit losses related to these financial instruments and does not believe that it is exposed to any significant credit risk related to these instruments.
The Company sells LISRAYA to specialty pharmacies, which constitute the Company’s only customers for product revenue. The following table summarizes customers who individually accounted for 10% or more of the Company’s total gross product revenue:

Six Months Ended September 30, 2026
Customer A	82%
Customer B	18%

As of September 30, 2026, these customers accounted for 82% and 18% of the Company’s gross accounts receivable balance related to product revenue. The Company did not have product revenue during the six months ended September 30, 2025. The Company monitors the creditworthiness of its customers and has not experienced any credit losses to date.
The Company has long-lived assets in different geographic locations. As of September 30, 2026 and March 31, 2026, a majority of the Company’s long-lived assets were located in the United States (“U.S.”).
(D) Segment Reporting
Operating segments are defined as components of an entity about which separate, discrete information is available for evaluation by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker views the operations and manages the business in a single operating and reportable segment focused on the discovery, development and commercialization of medicines and technologies. The accounting policies of the segment are the same as those described in this Note 2, “Summary of Significant Accounting Policies.” See Note 14, “Segment Information” for further detail.
(E) Cash, Cash Equivalents and Restricted Cash
Cash and cash equivalents include cash deposits in banks and all highly liquid investments that are readily convertible to cash. The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. Cash equivalents consist of amounts invested in money market funds.
Cash as reported in the accompanying condensed consolidated statements of cash flows includes the aggregate amounts of cash, cash equivalents and restricted cash as presented on the accompanying condensed consolidated balance sheets as follows (in thousands):

	September 30, 2026	March 31, 2026
Cash and cash equivalents	$1,642,266	$1,419,232
Restricted cash (included in “Other current assets”)	—	3,858
Restricted cash (included in “Other assets”)	7,315	7,892
Cash, cash equivalents and restricted cash	$1,649,581	$1,430,982
(F) Marketable Securities
The Company considers all highly liquid investments in securities with original maturities of greater than three months at the time of purchase to be marketable securities. Marketable securities, including those that have maturity dates beyond one year from the balance sheet date, are included in current assets on the condensed consolidated balance sheets due to their availability for use in current operations. As of September 30, 2026, marketable securities consist of U.S. Treasury securities, corporate bonds and commercial paper. All of the Company’s marketable securities are classified as available-for-sale and are carried at fair value as of September 30, 2026. Unrealized holding gains and losses, net of income taxes, on available-for-sale debt securities are reported as a separate component of accumulated other comprehensive (loss) income in shareholders’ equity until realized. The cost of available-for-sale securities sold and the amount reclassified out of accumulated other comprehensive (loss) income into earnings is determined using the specific identification method. Prior to December 31, 2025, a portion of the Company’s marketable securities were classified as held-to-maturity and carried at amortized cost. Interest income is recorded as earned within “Interest income” in the condensed consolidated statements of operations.
(G) Inventory
Inventory is recorded at the lower of cost or net realizable value, with cost determined using a standard cost approach, which approximates actual cost determined on a first-in, first-out basis. Inventory consists of raw materials, work-in-process and finished goods and consists primarily of the cost for raw materials and third-party contract manufacturing costs.

The Company assesses recoverability of inventory during each reporting period and writes down any excess and obsolete inventories to their net realizable value in the period in which the impairment is first identified. Such impairment charges are recorded as a component of cost of revenue in the condensed consolidated statements of operations.
Inventory is recognized as cost of product revenue when the related product revenue is recognized (i.e., upon delivery to the specialty pharmacy). Inventory deployed for clinical operations is recognized as research and development expense.
Prior to regulatory approval, the Company records costs incurred to manufacture the Company’s drug product as research and development expense. Once the product receives regulatory approval, the Company capitalizes inventory costs related to the product. Following FDA approval of LISRAYA in August 2026, the Company began capitalizing qualifying manufacturing costs as inventory.
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
The Company’s financial instruments include shares of common stock of Arbutus Biopharma Corporation (“Arbutus”) and Class A units of Heracles Parent, L.L.C. (“Datavant”). The Company’s financial instruments also include cash; cash equivalents, consisting of money market funds; marketable securities, consisting of U.S. Treasury securities, corporate bonds and commercial paper; receivables; and accounts payable.

The shares of Arbutus common stock are classified as Level 1, and their fair value is determined based upon quoted market prices in active markets. The Class A units of Datavant are classified as Level 3 within the fair value hierarchy as the assumptions and estimates used in the valuations are unobservable in the market. Cash, receivables and accounts payable are stated at their respective historical carrying amounts, which approximate fair value due to their short-term nature. Money market funds are included in Level 1 of the fair value hierarchy and are valued at the closing price reported by an actively traded exchange. Available-for-sale marketable securities, consisting of U.S. Treasury securities, corporate bonds and commercial paper, are included in Level 2 of the fair value hierarchy. These securities are valued using pricing valuation models that incorporate observable market inputs.
(J) Contingencies
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
(K) Revenue Recognition
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
The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled in exchange for the goods or services it transfers to the customer. Once a contract is determined to be within the scope of ASC 606, Revenue from Contracts with Customers at contract inception, the Company reviews the contract to determine which performance obligations it must deliver and which performance obligations are distinct. The Company then recognizes as revenue the amount of the transaction price that is allocated to the respective performance obligation when the performance obligation is satisfied.
Product Revenue, Net
The Company’s product revenue, net relates entirely to the sale of LISRAYA in the U.S. The Company began recognizing product revenues after the approval by the FDA in August 2026 of LISRAYA for the treatment of adults with dermatomyositis.
The Company enters into agreements with specialty pharmacies (each a “Customer” and collectively the “Customers”) to sell LISRAYA in the U.S. Revenues from product sales are recognized when the Customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery of the product to the Customer.
Revenues from product sales are recorded net of variable consideration, which includes: (a) prompt payment discounts, (b) government rebates, (c) chargebacks, (d) product returns and (e) co-pay assistance for patients. The reserves for variable consideration are classified as reductions of accounts receivable or accrued expenses.
Variable consideration is estimated based on contractual terms as well as management assumptions and historical data. The amount of variable consideration is calculated using the expected value method, which is the sum of probability weighted amounts in a range of possible outcomes, or the most likely amount method, which is the single most likely amount in a range of possible outcomes. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary from estimates, the Company adjusts these estimates, which affects net product revenue and earnings in the period such variances become known.

Variable consideration items include:
a.Prompt Payment Discounts: Customers receive a prompt payment discount for payments made within a contractually agreed number of days before the due date. The Company estimates that its Customers will earn these discounts. These discounts are recorded as a reduction of gross product revenue and accounts receivable at the time revenue is recognized.
b.Government Rebates: Allowances for government rebates include mandated discounts under Medicaid, Medicare, and other government programs. The Company’s estimate for these rebates is based on contractual or statutory discount rates, estimated patient mix, and expected utilization. Rebates are recorded as a reduction of gross product revenue and an accrued expense is established at the time revenue is recognized.
c.Chargebacks: Chargebacks for statutory discounts to qualified government healthcare providers represent the estimated obligations resulting from contractual commitments to sell product to qualified U.S. Department of Veterans Affairs hospitals and 340B entities at discounted prices. The Customer charges the Company for the difference between what it pays to the Company for the product and the selling price to the qualified healthcare provider. Chargebacks are recorded as a reduction of gross product revenue and accounts receivable at the time revenue is recognized.
d.Product Returns: The Company offers its Customers limited product return rights for damages and product within an eligible expiry window. The Company currently estimates product return reserves using available industry data and its own sales information, including its visibility into the inventory remaining in the distribution channel. The reserve for returns is recorded as a reduction of gross product revenue and an accrued expense is established at the time revenue is recognized.
e.Co-pay Assistance: The Company offers a co-pay assistance program, which is intended to provide financial assistance to qualified patients. The Company uses a third-party to administer the co-pay assistance program. Co-pay assistance is recorded as a reduction of gross product revenue and an accrued expense is established at the time revenue is recognized.
The Company makes estimates and judgments that affect the recognition of net product revenues. The Company adjusts the estimated discounts, rebates, chargebacks, returns and co-pay assistance based on new information, including information regarding actual discounts, rebates, chargebacks, returns and co-payments for the product, as it becomes available. Claims by third-party payors for certain variable consideration may be submitted to the Company significantly after the related sales, potentially resulting in adjustments in the period in which the new information becomes known.
License, Milestone and Other Revenue
The Company applies judgment when evaluating whether contractual obligations represent distinct performance obligations, allocating the transaction price to performance obligations within a contract, determining when performance obligations have been satisfied, assessing the recognition and likelihood of reversal of variable consideration and determining and applying appropriate methods of measuring progress for performance obligations satisfied over time. These judgments are discussed in more detail below.
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
Accounts Receivable, Net
The Company’s accounts receivable primarily consist of amounts due from the Company’s customers related to product sales and are recorded net of prompt payment discounts, chargebacks, and any allowance for credit losses. The Company evaluates the collectability of its accounts receivable by monitoring the financial condition and creditworthiness of its customers, and the Company considers economic factors or trends expected to affect future collections. As of September 30, 2026, the Company did not have an allowance for credit losses. Accounts receivable, net is included in “Other current assets” on the accompanying condensed consolidated balance sheets.
(L) Selling, General and Administrative Expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new product candidates as well as for managing Vant operations and facilitating the use of the Company’s platform and technologies at the Vants. SG&A expenses also consist of commercial and marketing activities, advertising, legal and accounting fees, consulting services, and other operating costs relating to corporate matters and daily operations. Additionally, SG&A expenses include costs incurred relating to the identification, acquisition or in-license and technology transfer of promising drug candidates.
(M) Foreign Currency
The Company’s functional and reporting currency is the U.S. dollar. Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in “Other expense, net” in the accompanying condensed consolidated statements of operations. For the six months ended September 30, 2026 and 2025, the Company had a foreign currency transaction gain of $2.1 million and a foreign currency transaction loss of $6.5 million, respectively.
(N) Significant Accounting Policies
There were no significant changes to the Company’s significant accounting policies from those disclosed in the Company’s Annual Report for the year ended March 31, 2026, other than the addition of policies for inventory and product revenue recognition, which relate to the commercial launch of LISRAYA.

(O) Recently Issued Accounting Pronouncements
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
Note 3—Cash, Cash Equivalents and Marketable Securities
Cash, cash equivalents and marketable securities consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Cash and cash equivalents:
Cash	$166,807	$44,526
Money market funds	1,475,459	1,374,706
Total cash and cash equivalents	$1,642,266	$1,419,232
Marketable securities:
U.S. Treasury securities	$1,879,322	$2,124,179
Corporate bonds	668,432	748,422
Commercial paper	17,566	—
Total marketable securities, available-for-sale	$2,565,320	$2,872,601

Total cash, cash equivalents and marketable securities	$4,207,586	$4,291,833
The following table summarizes the unrealized positions for the Company’s marketable securities (in thousands):

	As of September 30, 2026
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$1,891,260	$—	$(11,938)	$1,879,322
Corporate bonds	672,769	25	(4,362)	668,432
Commercial paper	17,574	2	(10)	17,566
Total marketable securities, available-for-sale	$2,581,603	$27	$(16,310)	$2,565,320

	As of March 31, 2026
	Amortized Cost(1)	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury securities	$2,125,053	$538	$(1,412)	$2,124,179
Corporate bonds	751,103	—	(2,681)	748,422
Total marketable securities, available-for-sale	$2,876,156	$538	$(4,093)	$2,872,601

(1)Excludes $21.6 million and $19.6 million of accrued interest receivable as of September 30, 2026 and March 31, 2026, respectively, which is included in “Other current assets” on the condensed consolidated balance sheets.
As of September 30, 2026, 129 available-for-sale marketable securities with a fair value of $2,363.2 million were in a gross unrealized loss position of $16.3 million. As of March 31, 2026, 129 available-for-sale marketable securities with a fair value of $1,999.6 million were in a gross unrealized loss position of $4.1 million. All marketable securities with unrealized losses had been in a loss position for less than twelve months as of September 30, 2026 and March 31, 2026. The Company does not intend to sell, and is not required to sell, these securities that are in an unrealized loss position before the recovery of their amortized cost basis.
The Company classified its marketable securities as Level 2 measurements within the fair value hierarchy. The estimated fair value of available-for-sale marketable securities by contractual maturity was as follows (in thousands):

	September 30, 2026	March 31, 2026
Due within one year	$1,451,480	$2,145,345
Due after one year but within five years	1,113,840	727,256
Total estimated fair value of available-for-sale securities	$2,565,320	$2,872,601
Note 4—Equity Method Investments
The Company maintains equity method investments in certain entities. As of September 30, 2026 and March 31, 2026, the most significant of these were the Company’s investments in Arbutus and Datavant, which are accounted for using the fair value option.
The Company determined that it does not control these entities and as a result does not consolidate these entities. Due to the Company’s significant influence over operating and financial policies of these entities, the entities are considered related parties of the Company.
Investment in Arbutus
The Company holds an investment in Arbutus in the form of 38,847,462 common shares of Arbutus as of September 30, 2026, representing approximately 19% of the issued and outstanding shares of Arbutus. Subsequent to September 30, 2026, Arbutus purchased 8,967,383 of its common shares held by the Company for aggregate consideration of approximately $44.8 million pursuant to a modified Dutch auction tender offer by Arbutus (the “Arbutus Tender Offer”). As permitted under the terms of the Arbutus Tender Offer, the Company made a proportionate tender of its Arbutus common shares in order to participate while maintaining its proportionate ownership of Arbutus following the completion of the Arbutus Tender Offer.
At September 30, 2026 and March 31, 2026, the aggregate fair value of the Company’s investment in Arbutus was $185.7 million and $174.8 million, respectively. During the three and six months ended September 30, 2026, the Company recognized an unrealized loss of $0.8 million and an unrealized gain of $10.9 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2025, the Company recognized unrealized gains of $56.3 million and $40.8 million on its investment in Arbutus, respectively, in the accompanying condensed consolidated statements of operations. The fair value of the Company’s investment was determined using the closing price of Arbutus’s common stock on September 30, 2026 and March 31, 2026 of $4.78 and $4.50, respectively.
Investment in Datavant
The Company holds an investment in Class A units of Datavant. As of September 30, 2026, the Company’s minority equity interest represented approximately 9% of the outstanding Class A units in Datavant. Datavant’s capital structure includes preferred units that, among other features, have liquidation preferences and conversion rights. Upon conversion of such preferred units into Class A units, the Company’s ownership interest would be diluted.

As of September 30, 2026 and March 31, 2026, the fair value of the Company’s investment was $319.2 million and $233.2 million, respectively. During the three and six months ended September 30, 2026, the Company recognized unrealized gains of $61.1 million and $86.1 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations. During the three and six months ended September 30, 2025, the Company recognized unrealized gains of $72.2 million and $68.6 million on its investment in Datavant, respectively, in the accompanying condensed consolidated statements of operations.
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
Payments by Moderna under the Settlement Agreement are made directly to Genevant and Arbutus consistent with the terms of a cross-license agreement (as amended, the “Cross-License Agreement”) entered between Genevant (as assignee of GSL) and Arbutus. Pursuant to the Cross-License Agreement, Arbutus granted Genevant a license under certain patents and know-how relating to Arbutus’s LNP and GalNAc technologies for all applications other than hepatitis B virus and certain other excluded fields. As of September 30, 2026, RSL and Arbutus held 83% and 16%, respectively, of the issued and outstanding common shares of GSL.
Under the terms of the Cross-License Agreement, payments made by Moderna pursuant to the Settlement Agreement to Genevant/Arbutus are allocated, after reimbursement of the parties’ respective litigation costs, (i) 80% to Genevant and (ii) 20% to Arbutus.
Based on this allocation, Genevant received $771.6 million for its portion of the Fixed Payment on July 8, 2026. Included in Genevant’s portion of the Fixed Payment was approximately $1.0 million that Genevant remitted to Arbutus pursuant to a separate agreement. The Company recognized a gain on litigation settlement of $0.4 million for the six months ended September 30, 2026 in the accompanying condensed consolidated statements of operations as a result of the final determination of actual litigation costs incurred.
In July 2026, GSL declared a dividend to GSL’s shareholders. Holders of equity awards granted under the GSL 2018 Equity Incentive Plan, as amended, with dividend equivalent rights also participated pro rata in the dividend (the dividend and dividend equivalent rights, together, the “Fixed Payment Distribution”). The portion of the Fixed Payment Distribution attributable to non-RSL common shareholders and other equity award holders was $186.6 million (including $67.3 million to Arbutus), of which $179.1 million was paid as of September 30, 2026.

Additionally, as described in Note 7, “Certain Balance Sheet Components” as of September 30, 2026, accrued compensation-related expenses included $22.9 million for employee bonuses related to the global settlement reached with Moderna.
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
Note 6—Discontinued Operations
In October 2024, the Company completed the sale of its entire equity interest in its majority-owned subsidiary, Dermavant Sciences Ltd., to Organon & Co. (“Organon”). The consideration paid was subject to post-closing adjustments, which were resolved in July 2026. As a result, the Company received $20.9 million from Organon in August 2026, of which $5.1 million was released from escrow. The incremental $15.8 million represents an additional gain on the sale of Dermavant and is presented as “Income from discontinued operations, net of tax” in the accompanying condensed consolidated statements of operations for the three and six months ended September 30, 2026.
In the accompanying condensed consolidated statement of cash flows, the cash flows from discontinued operations are not separately classified. The significant cash flow items from discontinued operations were as follows (in thousands):

Six Months Ended September 30, 2026
Gain on sale of subsidiary interests	$(15,763)
Proceeds from sale of subsidiary interests	$20,883
Note 7—Certain Balance Sheet Components
Accrued Expenses
Accrued expenses at September 30, 2026 and March 31, 2026 consisted of the following (in thousands):

	September 30, 2026	March 31, 2026
Research and development expenses	$105,962	$92,749
Compensation-related expenses	55,650	87,325
Other expenses	26,258	25,749
Total accrued expenses	$187,870	$205,823

As of September 30, 2026 and March 31, 2026, accrued research and development expenses included an accrual of $42.5 million of non-cancelable contractual costs as a result of the discontinuation of batoclimab, which were recognized as research and development expenses in prior fiscal years.
As of September 30, 2026, accrued compensation-related expenses included $22.9 million in employee bonuses related to the global settlement reached with Moderna in March 2026, of which $18.8 million was recognized as selling, general and administrative expense and $4.1 million was recognized as research and development expense during the six months ended September 30, 2026. Refer to Note 5, “Recent Transactions and Developments” for more information regarding the global settlement with Moderna.
Note 8—Shareholders’ Equity
(A) At-the-Market Equity Offering Program
On September 19, 2022, the Company entered into a sales agreement with Cowen and Company, LLC (“Cowen”) to sell its common shares having an aggregate offering price of up to $400.0 million from time to time through an “at-the-market” equity offering program under which Cowen acts as the Company’s agent (the “ATM Facility”).
As of September 30, 2026, the Company had $400.0 million of remaining capacity available under the ATM Facility.
(B) Share Repurchase Program
The Company’s board of directors has authorized various share repurchase programs, including a $1.5 billion (excluding fees and expenses) program that was completed in June 2025 and a subsequent program authorized in June 2025 and subsequently increased in March 2026, allowing for aggregate repurchases up to $1.0 billion (excluding fees and expenses). During the six months ended September 30, 2026, the Company repurchased 9,359,498 shares for an aggregate purchase price of approximately $281.2 million (including fees and expenses). Following these repurchases, approximately $609.3 million remains available for share repurchases. During the six months ended September 30, 2025, the Company repurchased 20,269,450 shares for an aggregate purchase price of approximately $208.3 million (including fees and expenses).
Note 9—Share-Based Compensation
(A) RSL Equity Incentive Plans
2021 Equity Incentive Plan
The 2021 Equity Incentive Plan (the “RSL 2021 EIP”) was approved and adopted in connection with the Business Combination and became effective immediately prior to closing. As of the effective date of the RSL 2021 EIP, no further stock awards have been or will be made under the Roivant Sciences Ltd. Amended and Restated 2015 Equity Incentive Plan (the “RSL 2015 EIP”). At September 30, 2026, a total of 58,798,689 common shares were available for future grants under the RSL 2021 EIP.

Stock Options
Activity for stock options under the Company’s equity incentive plans for the six months ended September 30, 2026 was as follows:

Number of Options
Options outstanding at March 31, 2026	76,091,993
Granted	1,453,620
Exercised	(9,415,077)
Expired	(33,553)
Forfeited/Canceled	(7,523)
Options outstanding at September 30, 2026	68,089,460
Options exercisable at September 30, 2026	63,497,240
Restricted Stock Units and Performance Restricted Stock Units
Activity for RSUs and PSUs under the Company’s equity incentive plans for the six months ended September 30, 2026 was as follows:

	Number of RSUs	Number of PSUs
Non-vested balance at March 31, 2026	12,606,011	48,187,236
Granted	2,558,381	—
Vested	(3,208,347)	—
Forfeited	(331,090)	—
Non-vested balance at September 30, 2026	11,624,955	48,187,236
In June 2026, the Company’s trailing 30-day volume-weighted average trading price per share exceeded $30.00, satisfying the share price hurdle for the sixth and final vesting tranche of PSUs granted in July 2024 and 2025 under multi-year incentive compensation arrangements for certain senior executives (the “Senior Executive Compensation Program”). As a result, the “Performance Condition” (as defined in the Senior Executive Compensation Program) was satisfied for 15,298,215 PSUs, and therefore all 43,350,000 PSUs granted under the Senior Executive Compensation Program have satisfied the Performance Condition.
Following the achievement of the Performance Condition, the PSUs remain subject to a service-based vesting condition (the “Service Condition”), which will be deemed satisfied on the first anniversary of the date on which the Performance Condition is first satisfied with respect to such tranche, subject to the executive’s continuous service through such anniversary. Subsequent to quarter-end, the Service Condition was satisfied for the first tranche of PSUs granted under the Senior Executive Compensation Program, and may be settled into common shares on one or more settlement dates following vest pursuant to the terms of the PSUs. Once both conditions are met and the PSUs are fully vested, the underlying common shares are subject to an additional two-year holding period, measured from their vesting date, before such common shares may be sold by the executive (subject to certain customary exceptions, including sales to cover applicable tax withholding payments due in connection with the settlement of the PSUs). In November 2026, the Company entered into a letter agreement with Matthew Gline, Chief Executive Officer, that allows Mr. Gline to charitably donate a certain number of net common shares issued to him on settlement of his fully vested PSUs, on or prior to December 31, 2026, to a donor advised fund. In conjunction with the donation, the two-year holding period that would otherwise be applicable to such shares is transferred to a certain number of common shares underlying certain of Mr. Gline’s vested stock options previously granted to Mr. Gline on April 20, 2022, as specified in the agreement.

(B) Subsidiary Equity Incentive Plans
Certain subsidiaries of RSL adopt their own equity incentive plan (“EIP”). Each EIP is generally structured so that the applicable subsidiary and its affiliates’ employees, directors, officers, and consultants are eligible to receive non-qualified and incentive stock options, stock appreciation rights, restricted share awards, RSUs, and other share awards under their respective EIP. The Company recorded share-based compensation expense of $14.0 million and $28.8 million for the three and six months ended September 30, 2026, respectively, and $14.4 million and $33.7 million for the three and six months ended September 30, 2025, respectively, related to subsidiary EIPs.
Note 10—Income Taxes
The Company’s effective tax rate for the three and six months ended September 30, 2026 was 8.0% and 3.8%, respectively, and the effective tax rate for the three and six months ended September 30, 2025 was (4.4)% and (2.7)%, respectively. The effective tax rate for the three and six months ended September 30, 2026 was driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets, as well as the discrete tax consequences of the Fixed Payment Distribution. The effective tax rate for the three and six months ended September 30, 2025 was driven by the Company’s earnings by jurisdiction and a valuation allowance that eliminates the Company’s global net deferred tax assets.
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
Other Commitments
The Company has entered into commitments under various asset acquisition and license agreements. Under these agreements, the Company is required to make milestone payments upon successful completion and achievement of certain development, regulatory and commercial milestones. The payment obligations under the asset acquisition and license agreements are contingent upon future events, such as the achievement of specified development, regulatory and commercial milestones, and the Company will be required to make milestone payments and royalty payments in connection with the sale of products developed under these agreements. Refer to Note 12, “Commitments and Contingencies” in the Company’s Annual Report for the year ended March 31, 2026 for further information regarding certain key asset acquisition and license agreements. There have been no material changes to the key asset acquisition and license agreements during the six months ended September 30, 2026.
Following the approval of LISRAYA by the FDA in August 2026, the Company began incurring a tiered, sub-teens royalty payable to Pfizer, Inc. (“Pfizer”) on net sales of LISRAYA pursuant to the terms of the license and collaboration agreement entered into between Priovant and Pfizer in September 2021. Priovant is also obligated to pay Pfizer a one-time mid-tens-of-million dollars sales milestone payment if net sales of LISRAYA in a given year exceed a mid-hundreds-of-millions dollars amount.
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
As of September 30, 2026, the Company’s subsidiary, Immunovant, Inc. (“Immunovant”), had an accrual of $42.5 million of non-cancelable contractual costs as a result of the discontinuation of batoclimab, which were recognized as research and development expenses in prior fiscal years.
In April 2026, Immunovant entered into an agreement that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of September 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.
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
Immunovant Stockholder Derivative Lawsuit
In September 2026, the Company was named as a defendant in a purported stockholder derivative action filed in the Court of Chancery of the State of Delaware on behalf of Immunovant, the Company’s majority-owned subsidiary. The complaint asserts claims against the Company, as Immunovant’s controlling stockholder, and certain of Immunovant’s current and former directors for alleged breaches of fiduciary duty relating to Immunovant’s private placement transaction completed in January 2025 with the Company and certain institutional accredited investors. Immunovant is named as a nominal defendant. The stockholder seeks unspecified damages and costs on behalf of Immunovant. The Company believes the claims are without merit and intends to vigorously defend against them. The litigation is at an early stage, and the Company cannot reasonably predict its outcome or estimate any potential loss or range of loss.
(C) Indemnification Agreements
The Company is a party to a number of agreements entered into in the ordinary course of business that contain typical provisions that obligate the Company to indemnify the other parties to such agreements upon the occurrence of certain events. The aggregate maximum potential future liability of the Company under such indemnification provisions is uncertain. The Company also indemnifies each of its directors and officers for certain events or occurrences, subject to certain limits. The maximum amount of potential future indemnification is unlimited; however, the Company currently maintains director and officer liability insurance, which may cover certain liabilities arising from the Company’s obligation to indemnify its directors and officers. To date, the Company has not incurred any material costs related to these indemnification obligations and has not accrued any liabilities related to such obligations in the accompanying condensed consolidated financial statements as of September 30, 2026 and March 31, 2026.

Note 12—Fair Value Measurements
Recurring Fair Value Measurements
The following table sets forth the Company’s assets that are measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026, by level, within the fair value hierarchy (in thousands):

	As of September 30, 2026				As of March 31, 2026
	Level 1	Level 2	Level 3	Balance as of September 30, 2026	Level 1	Level 2	Level 3	Balance as of March 31, 2026
Assets:
Money market funds	$1,475,459	$—	$—	$1,475,459	$1,374,706	$—	$—	$1,374,706
U.S. Treasury securities	—	1,879,322	—	1,879,322	—	2,124,179	—	2,124,179
Corporate bonds	—	668,432	—	668,432	—	748,422	—	748,422
Commercial paper	—	17,566	—	17,566	—	—	—	—
Investment in Datavant Class A units	—	—	319,223	319,223	—	—	233,171	233,171
Investment in Arbutus common shares	185,691	—	—	185,691	174,814	—	—	174,814
Total assets at fair value	$1,661,150	$2,565,320	$319,223	$4,545,693	$1,549,520	$2,872,601	$233,171	$4,655,292
There were no liabilities measured at fair value on a recurring basis as of September 30, 2026 and March 31, 2026, and there were no transfers into or out of Level 3 during the six months ended September 30, 2026.
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
The changes in fair value of the Level 3 assets during the six months ended September 30, 2026 and 2025 were as follows (in thousands):

Balance at March 31, 2025	$167,361
Change in fair value of investment in Datavant, included in net loss	68,586
Balance at September 30, 2025	$235,947

Balance at March 31, 2026	$233,171
Change in fair value of investment in Datavant, included in net loss	86,052
Balance at September 30, 2026	$319,223

The change in fair value of the Level 3 liabilities during the six months ended September 30, 2025 was as follows (in thousands):

Balance at March 31, 2025	$9,981
Changes in fair value of liability instruments, included in net loss	23,288
Balance at September 30, 2025	$33,269
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

	Point Estimate Used
Input	As of September 30, 2026	As of March 31, 2026
Volatility	90.0%	90.0%
Discount rate	12.8%	11.8%
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
For periods of net loss, diluted loss per share is calculated similar to basic loss per share as the effect of including all potentially dilutive common stock equivalents is anti-dilutive. For the three and six months ended September 30, 2026 and 2025, all outstanding common stock equivalents have been excluded from the computation of diluted loss per share because their effect was anti-dilutive due to the net loss.
As of September 30, 2026 and 2025, the following potentially dilutive common stock equivalents were excluded from the computation of diluted net loss per common share:

	September 30, 2026	September 30, 2025
Stock options and performance stock options	68,089,460	128,581,431
Restricted stock units and performance restricted stock units (non-vested)	59,812,191	65,651,310
March 2020 CVARs	—	17,548,368
Earn-Out Shares (non-vested)	—	3,080,387
Other stock based awards and instruments issued	388,793	4,056,994

During the three months ended September 30, 2026, Genevant’s parent, GSL, declared a dividend funded by the Fixed Payment received from Moderna. The related settlement gain was recognized during the year ended March 31, 2026 (see Note 5).

GSL’s outstanding restricted stock units and options participated in the distribution through dividend-equivalent rights. The distribution to these equity awards increased net loss attributable to Roivant Sciences Ltd. by $95.9 million for each of the three and six months ended September 30, 2026, increasing basic and diluted net loss per common share by $0.13 for each period.
Note 14—Segment Information
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

The Company’s significant segment expenses are as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,
	2026	2025	2026	2025
Product revenue, net	$30,969	$—	$30,969	$—
License, milestone and other revenue	4,152	1,571	5,594	3,741
Less:
Cost of revenues	3,347	111	3,631	265
Program-specific research and development expenses:
Anti-FcRn franchise—endocrine diseases	22,461	24,895	65,346	44,224
Anti-FcRn franchise—neurological diseases	18,274	23,087	43,729	44,024
Anti-FcRn franchise—rheumatology diseases	9,864	13,611	32,204	21,820
Anti-FcRn franchise—dermatology diseases	648	7,952	8,190	13,097
Anti-FcRn franchise—other clinical and nonclinical	268	319	2,877	2,711
Brepocitinib	14,436	14,715	28,528	29,735
Mosliciguat	19,051	7,467	32,092	15,852
Other development and discovery programs	11,815	11,184	22,933	21,420
Research and development share-based compensation	7,965	10,996	16,686	22,095
Research and development personnel-related expenses	33,267	40,658	79,621	83,188
Other research and development expenses	7,698	9,684	15,557	19,321
Selling, general and administrative share-based compensation	71,332	70,825	145,953	141,904
Selling, general and administrative personnel-related expenses	38,792	37,951	94,992	68,061
Other selling, general and administrative expenses	43,952	34,349	78,658	67,179
Gain on litigation settlement	—	—	(392)	—
Change in fair value of investments	(60,292)	(128,501)	(96,929)	(109,376)
Change in fair value of liability instruments	—	20,959	—	23,288
Interest income	(41,612)	(45,341)	(78,534)	(93,663)
Other expense, net	200	5,694	2,330	16,902
Income tax (benefit) expense	(13,371)	6,995	(17,329)	11,644
Income from discontinued operations, net of tax	(15,763)	—	(15,763)	—
Net loss	$(137,211)	$(166,039)	$(427,817)	$(439,950)

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
Overview
Roivant is a biopharmaceutical company that aims to improve the lives of patients by accelerating the development and commercialization of medicines that matter. Roivant’s pipeline includes LISRAYA™ (brepocitinib), a potent small molecule inhibitor of JAK1 and TYK2 FDA-approved for the treatment of dermatomyositis in adult patients and also in late stage development for the treatment of non-infectious uveitis, cutaneous sarcoidosis and lichen planopilaris; IMVT-1402, a fully human monoclonal antibody targeting FcRn in development across several IgG-mediated autoimmune indications; and mosliciguat, an inhaled sGC activator in development for pulmonary hypertension associated with interstitial lung disease. We advance our pipeline by creating nimble subsidiaries or “Vants” to develop and commercialize our medicines and technologies.
Pipeline
The following table summarizes selected commercial and development-stage product candidates from our pipeline:

Product Candidate	Indication	Vant	Modality	Phase
Brepocitinib	Dermatomyositis	Priovant	Small Molecule	Commercial
Brepocitinib	Non-Infectious Uveitis	Priovant	Small Molecule	Phase 3 Completed*
Brepocitinib	Cutaneous Sarcoidosis	Priovant	Small Molecule	Phase 3*
Brepocitinib	Lichen Planopilaris	Priovant	Small Molecule	Phase 2b/3*
IMVT-1402	Difficult-to-Treat Rheumatoid Arthritis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Graves’ Disease	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Myasthenia Gravis	Immunovant	Biologic	Phase 2/3*
IMVT-1402	Chronic Inflammatory Demyelinating Polyneuropathy	Immunovant	Biologic	Phase 2/3*
Mosliciguat	Pulmonary Hypertension associated with Interstitial Lung Disease	Pulmovant	Inhaled	Phase 3
Note: All clinical stage product candidates in our current pipeline are investigational and subject to health authority approval. References to timing under “Phase” are to calendar years. The “Phase” for a specific product candidate referenced above reflects both ongoing clinical trials and expected upcoming trials.
*Indicates registrational or potentially registrational trials.
Vant Ownership
The following table summarizes our ownership of certain of our subsidiary companies and affiliates as of September 30, 2026.

	Roivant Ownership
Vant	Basic[1]		Fully Diluted[2]
Priovant	71%		65%
Immunovant	55%	[3]	52%	[3]
Pulmovant	95%		90%
Genevant[4]	83%		64%
Covant	96%		90%
Arbutus[5]	19%	[3]	19%	[3]
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
4.The reference to “Genevant” in the table above is to Genevant Sciences Ltd. Please see Note 5, “Recent Transactions and Developments” for additional detail on the distribution to Genevant’s non-Roivant equity holders, including Arbutus, of a portion of the $771.6 million Fixed Payment Genevant received from Moderna in July 2026.
5.In October 2026, following quarter-end, Roivant participated in a modified Dutch auction tender offer by Arbutus. Roivant tendered and had accepted by Arbutus a number of shares proportionate to its ownership interest in Arbutus and therefore continued to own approximately 19% of Arbutus on an issued and outstanding basis following the tender offer.
Upcoming Catalysts
In the upcoming year, we have a robust set of expected near-term catalysts, including the items set forth in the table below. In addition, we plan to in-license multiple potentially category-leading drugs per year.

Program	Vant	Catalyst	Expected Timing
Roivant pipeline growth	Roivant	New mid/late-stage in-licensing announcements	Ongoing
Brepocitinib	Priovant	Supplemental New Drug Application filing for non-infectious uveitis	1H 2027
IMVT-1402	Immunovant	Topline data from potentially registrational trials in Graves’ disease	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in myasthenia gravis	2027
Multiple Programs	Roivant	Additional indication expansion	2027
IMVT-1402	Immunovant	Topline data from potentially registrational trial in chronic inflammatory demyelinating polyneuropathy	2028
Brepocitinib	Priovant	Topline data from Phase 3 trial in cutaneous sarcoidosis	2028
Brepocitinib	Priovant	Topline data from Phase 2b/3 trial in lichen planopilaris	TBC
Mosliciguat	Pulmovant	Topline data from Phase 3 trial in pulmonary hypertension associated with interstitial lung disease	TBC
Note: References under “Expected Timing” are to calendar years. All catalyst timings are based on current expectations and, where applicable, contingent on FDA feedback, and may be subject to change.

Recent Developments
•Priovant: LISRAYA became commercially available in the U.S. in August 2026 and generated net product revenue of $31.0 million in its first 5 weeks of launch.
Brepocitinib 45 mg once-daily achieved statistically significant benefit compared to placebo on the primary and all key secondary endpoints for each of CLARITY-1 and CLARITY-2, the two identical Phase 3 trials comprising the CLARITY program in non-infectious uveitis (“NIU”). Median time to treatment failure for brepocitinib patients was greater than 48 weeks in both studies, compared with ~12 weeks on placebo in each study (p<0.0001 in both studies), including 40 weeks of steroid-free treatment, setting a new bar for time to failure and steroid-sparing benefit in NIU. Pooled across the CLARITY studies, 62% of patients on brepocitinib achieved steroid-free quiescence at Week 48, compared with 20% on placebo (p<0.0001), with similar results in each study. Of patients that entered the CLARITY studies (pooled) with macular edema, 42% of eyes on brepocitinib achieved resolution of macular edema at Week 48, compared with 4.8% on placebo (p<0.0001), with similar results in each study. The magnitude and breadth of benefit observed across every ranked endpoint, compared with results reported in registrational trials of existing NIU therapies, suggest brepocitinib has the potential to be the most effective systemic, non-steroid treatment option for NIU. Safety data consistent with prior brepocitinib clinical trials; no new safety signals or findings. Priovant intends to file a supplemental New Drug Application (“sNDA”) for brepocitinib for the treatment of NIU in the first half of calendar year 2027.
Additionally, the Phase 3 study in cutaneous sarcoidosis (“CS”) and Phase 2b/3 study in lichen planopilaris (“LPP”) are progressing well.
•Immunovant: Following the open-label lead-in in Period 1 of the potentially registrational trial in patients with difficult-to-treat rheumatoid arthritis (“D2T RA”), where a total of 170 participants were enrolled to receive IMVT-1402 600 mg for 16 weeks, study participants meeting the criteria for an ACR20 response at Weeks 14 and 16 were eligible to advance to Period 2 of the trial. A total of 117 participants were included in the Period 2 efficacy analysis and randomized to IMVT-1402 600 mg (n=40), IMVT-1402 300 mg (n=36), or placebo (n=41). IMVT-1402 600 mg met the primary endpoint of ACR20 response at Week 28 (92.5% vs. 75.6% placebo, p=0.0139). Participants randomized to IMVT-1402 300 mg did not show a difference from placebo, with 75.0% maintaining an ACR20 response at Week 28 (p=0.9426). The secondary endpoints, change in Clinical Disease Activity Index (“CDAI”) and Simplified Disease Activity Index (“SDAI”) from Period 2 baseline to Week 28, numerically favored IMVT-1402 600 mg over placebo (p=0.1096 and p=0.1299, respectively). In exploratory analyses, ACR50 response rates at Week 28 were 80.0% for IMVT-1402 600 mg vs. 56.1% for placebo (nominal p=0.0117), and ACR70 response rates were 52.5% vs. 36.6% (nominal p=0.1674); the trial was not powered to detect differences in these measures. IMVT-1402 was generally well tolerated in Period 2, with no serious adverse events, Grade 3 or higher treatment-emergent adverse events, or adverse events leading to treatment discontinuation reported in any arm. FDA discussions are planned for later this year to determine the path forward for the registrational program of IMVT-1402 in D2T RA.
In light of the evolving Sjögren’s disease (“SjD”) landscape and recent data in the field, we expect it is unlikely that we will advance IMVT-1402 further in SjD beyond the ongoing, fully enrolled Phase 2 trial.
IMVT-1402 clinical development timelines remain on track across the potentially registrational trials in Graves’ disease (“GD”), myasthenia gravis (“MG”) and chronic inflammatory demyelinating polyneuropathy (“CIDP”).
•Pulmovant: Mosliciguat demonstrated positive topline data in the Phase 2 PHocus study in pulmonary hypertension associated with interstitial lung disease (“PH-ILD”); the study met its primary endpoint, demonstrating a clinically meaningful and statistically significant placebo-adjusted reduction in pulmonary vascular resistance (“PVR”) of -56.3% (p<0.0001) at Week 16, the highest ever reported PVR reduction in any randomized controlled PH trial. The study also met its secondary endpoints at Week 16 with a +35.2-meter placebo-adjusted improvement in six-minute walk distance (6MWD, p=0.0027) and a -53.2% (-357.7 pg/mL) placebo-adjusted reduction in N-terminal pro–B-type natriuretic peptide (NT-proBNP, p=0.0002), both clinically meaningful and statistically significant. Pre-specified exploratory Week 24 results showed continued placebo-adjusted improvements in 6MWD to +52.7m (nominal p<0.0001) and NT-proBNP to -75.9% (-487.1 pg/mL, nominal p<0.0001). Mosliciguat was observed to be well tolerated with a favorable safety profile, and compared with placebo, a lower proportion of patients experienced cough (12.1% mosliciguat vs. 18.2% placebo), a common tolerability challenge with inhaled prostacyclins.

The Phase 3 PHrontier study of mosliciguat in patients with PH-ILD has been initiated, with enrollment underway.
•Genevant: In July 2026, Genevant Sciences GmbH (“Genevant”) and Arbutus received $950 million from Moderna, the initial payment under the global $2.25 billion patent infringement settlement. Oral arguments on Moderna’s Section 1498 appeal took place on November 5, 2026.
•Roivant: Roivant reported consolidated cash, cash equivalents and marketable securities of $4.2 billion as of September 30, 2026, including the cash payment received from Moderna in July, supporting cash runway into profitability. For the three months ended September 30, 2026, Roivant repurchased 2.1 million common shares for an aggregate repurchase price of approximately $72.5 million.
Components of Results of Operations
Product revenue, net
Following the approval by the FDA in August 2026 of LISRAYA for the treatment of adults with dermatomyositis, we began to recognize product revenue. We record product revenue net of variable consideration, which includes prompt payment discounts, government rebates, chargebacks, product returns and co-pay assistance for patients.
License, milestone and other revenue
License, milestone and other revenue primarily relates to amounts earned in connection with license agreements, as well as revenue generated by subscription and service-based fees.
Cost of revenues
Following the approval by the FDA in August 2026 of LISRAYA for the treatment of adults with dermatomyositis, we began to recognize cost of product revenue associated with sales of LISRAYA, which includes royalties payable on net product revenue. Cost of product revenue will include the cost of inventory sold once zero-cost basis inventory manufactured prior to FDA approval is exhausted.
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
Selling, general and administrative expenses
Selling, general and administrative (“SG&A”) expenses consist primarily of employee-related expenses, such as salaries, share-based compensation, sales incentive compensation and benefits, for employees engaged in SG&A activities. SG&A employees include those responsible for the identification and acquisition or in-license of new product candidates, as well as for managing Vant operations and facilitating the use of our platform and technologies at the Vants. SG&A expenses also consist of commercial and marketing activities, advertising, legal and accounting fees, consulting services and other operating costs relating to corporate matters and daily operations.
We expect SG&A expenses to increase in future periods as we continue to expand our sales and marketing infrastructure and general administrative functions. These increases will likely include salaries, sales incentive compensation, share-based compensation and travel expenses associated with our sales force, which began promoting LISRAYA in the U.S. following approval by the FDA in August 2026, as well as expected costs associated with the further build out of our commercial operations functions. We anticipate these expenses to further increase if any of our current or future product candidates receives regulatory approval in the U.S. or another jurisdiction.

Additionally, in July 2024, the Compensation Committee of the board of directors approved a multi-year incentive compensation program for each of Matthew Gline, Chief Executive Officer; Mayukh Sukhatme, President and Chief Investment Officer; and Eric Venker, President and Immunovant CEO. In July 2025, the Compensation Committee also approved a multi-year incentive compensation program for Frank Torti, President and Vant Chair, in connection with his appointment as an executive officer of the Company. Collectively, these compensation arrangements are referred to herein as the “Senior Executive Compensation Program.” The long-term equity incentive awards granted pursuant to this program will continue to result in significant share-based compensation expense over the vesting period of the awards. Refer to Note 9, “Share-Based Compensation” of our financial statements for further details.
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
Income from discontinued operations, net of tax
Income from discontinued operations, net of tax includes a gain resulting from the resolution of post-closing adjustments in July 2026 related to the sale of our entire equity interest in our majority-owned subsidiary, Dermavant Sciences Ltd., to Organon & Co. (“Organon”) in October 2024.
Net income (loss) attributable to noncontrolling interests
Net income (loss) attributable to noncontrolling interests consists of the portion of net income (loss) of those consolidated entities that is not allocated to us. We record net income (loss) attributable to noncontrolling interests equal to the noncontrolling interest’s proportionate share of the respective operations based on shareholders’ rights. Refer to Note 13, “Net Loss per Common Share” of our financial statements for further details.

Results of Operations
Comparison of the three and six months ended September 30, 2026 and 2025
The following table sets forth our results of operations for the three months ended September 30, 2026 and 2025:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenues:
Product revenue, net	$30,969	$—	$30,969
License, milestone and other revenue	4,152	1,571	2,581
Revenues, net	35,121	1,571	33,550
Operating expenses:
Cost of revenues	3,347	111	3,236
Research and development	145,747	164,568	(18,821)
Selling, general and administrative	154,076	143,125	10,951
Total operating expenses	303,170	307,804	(4,634)
Loss from operations	(268,049)	(306,233)	38,184
Change in fair value of investments	(60,292)	(128,501)	68,209
Change in fair value of liability instruments	—	20,959	(20,959)
Interest income	(41,612)	(45,341)	3,729
Other expense, net	200	5,694	(5,494)
Loss from continuing operations before income taxes	(166,345)	(159,044)	(7,301)
Income tax (benefit) expense	(13,371)	6,995	(20,366)
Loss from continuing operations, net of tax	(152,974)	(166,039)	13,065
Income from discontinued operations, net of tax	15,763	—	15,763
Net loss	(137,211)	(166,039)	28,828
Net income (loss) attributable to noncontrolling interests	54,408	(52,520)	106,928
Net loss attributable to Roivant Sciences Ltd.	$(191,619)	$(113,519)	$(78,100)

The following table sets forth our results of operations for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands)
Revenues:
Product revenue, net	$30,969	$—	$30,969
License, milestone and other revenue	5,594	3,741	1,853
Revenues, net	36,563	3,741	32,822
Operating expenses:
Cost of revenues	3,631	265	3,366
Research and development	347,763	317,487	30,276
Selling, general and administrative	319,603	277,144	42,459
Total operating expenses	670,997	594,896	76,101
Gain on litigation settlement	392	—	392
Loss from operations	(634,042)	(591,155)	(42,887)
Change in fair value of investments	(96,929)	(109,376)	12,447
Change in fair value of liability instruments	—	23,288	(23,288)
Interest income	(78,534)	(93,663)	15,129
Other expense, net	2,330	16,902	(14,572)
Loss from continuing operations before income taxes	(460,909)	(428,306)	(32,603)
Income tax (benefit) expense	(17,329)	11,644	(28,973)
Loss from continuing operations, net of tax	(443,580)	(439,950)	(3,630)
Income from discontinued operations, net of tax	15,763	—	15,763
Net loss	(427,817)	(439,950)	12,133
Net loss attributable to noncontrolling interests	(46,361)	(103,076)	56,715
Net loss attributable to Roivant Sciences Ltd.	$(381,456)	$(336,874)	$(44,582)
Variance analysis for the three and six months ended September 30, 2026 and 2025
Product revenue, net

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Product revenue, net	$30,969	$—	$30,969	$30,969	$—	$30,969
Product revenue, net was $31.0 million for the three and six months ended September 30, 2026, consisting of net product revenue from sales of LISRAYA in its first 5 weeks of launch following FDA approval in August 2026. We did not have product revenue for the three and six months ended September 30, 2025.

Research and development expenses
For the three months ended September 30, 2026 and 2025, our research and development expenses consisted of the following:

	Three Months Ended September 30,
	2026	2025	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—endocrine diseases	$22,461	$24,895	$(2,434)
Anti-FcRn franchise—neurological diseases	18,274	23,087	(4,813)
Anti-FcRn franchise—rheumatology diseases	9,864	13,611	(3,747)
Anti-FcRn franchise—dermatology diseases	648	7,952	(7,304)
Anti-FcRn franchise—other clinical and nonclinical	268	319	(51)
Brepocitinib	14,436	14,715	(279)
Mosliciguat	19,051	7,467	11,584
Other development and discovery programs	11,815	11,184	631
Total program-specific costs	96,817	103,230	(6,413)
Unallocated internal costs:
Share-based compensation	7,965	10,996	(3,031)
Personnel-related expenses	33,267	40,658	(7,391)
Other expenses	7,698	9,684	(1,986)
Total research and development expenses	$145,747	$164,568	$(18,821)
Research and development expenses decreased by $18.8 million to $145.7 million for the three months ended September 30, 2026, compared to $164.6 million for the three months ended September 30, 2025. This decrease was primarily driven by decreases in personnel-related expense of $7.4 million, program-specific costs of $6.4 million and share-based compensation of $3.0 million.
The decrease of $6.4 million in program-specific costs was primarily driven by a decrease of $18.3 million related to the anti-FcRn franchise. This decrease reflected lower costs for the IMVT-1402 study in cutaneous lupus erythematosus, which was discontinued in September 2026, the wind-down of batoclimab clinical trials and the timing of contract manufacturing costs. These decreases were partially offset by higher costs for ongoing clinical trials of IMVT-1402 in Graves’ disease, and further offset by an increase of $11.6 million related to mosliciguat, reflecting the progression of the program.
The majority of share-based compensation and personnel-related expenses, which are unallocated internal costs, were related to the anti-FcRn franchise activities at Immunovant during the three months ended September 30, 2026 and 2025. The decreases in Immunovant’s share-based compensation and personnel-related expenses compared to the same period in 2025 primarily resulted from lower headcount.

For the six months ended September 30, 2026 and 2025, our research and development expenses consisted of the following:

	Six Months Ended September 30,
	2026	2025	Change
	(in thousands)
Program-specific costs:
Anti-FcRn franchise—endocrine diseases	$65,346	$44,224	$21,122
Anti-FcRn franchise—neurological diseases	43,729	44,024	(295)
Anti-FcRn franchise—rheumatology diseases	32,204	21,820	10,384
Anti-FcRn franchise—dermatology diseases	8,190	13,097	(4,907)
Anti-FcRn franchise—other clinical and nonclinical	2,877	2,711	166
Brepocitinib	28,528	29,735	(1,207)
Mosliciguat	32,092	15,852	16,240
Other development and discovery programs	22,933	21,420	1,513
Total program-specific costs	235,899	192,883	43,016
Unallocated internal costs:
Share-based compensation	16,686	22,095	(5,409)
Personnel-related expenses	79,621	83,188	(3,567)
Other expenses	15,557	19,321	(3,764)
Total research and development expenses	$347,763	$317,487	$30,276
Research and development expenses increased by $30.3 million to $347.8 million for the six months ended September 30, 2026, compared to $317.5 million for the six months ended September 30, 2025. This increase was primarily driven by an increase in program-specific costs of $43.0 million, partially offset by decreases in share-based compensation of $5.4 million, other expenses of $3.8 million and personnel-related expenses of $3.6 million.
The increase of $43.0 million in program-specific costs was primarily driven by increases of $26.5 million related to the anti-FcRn franchise and $16.2 million related to mosliciguat, reflecting the progression of the IMVT-1402 and mosliciguat programs, partially offset by lower costs related to the wind-down of batoclimab clinical trials.
The majority of share-based compensation and personnel-related expenses, which are unallocated internal costs, were related to the anti-FcRn franchise activities at Immunovant during the six months ended September 30, 2026 and 2025. The decreases in Immunovant’s share-based compensation and personnel-related expenses compared to the same period in 2025 primarily resulted from lower headcount.
Selling, general and administrative expenses

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Selling, general and administrative expenses	$154,076	$143,125	$10,951	$319,603	$277,144	$42,459
Selling, general and administrative expenses increased by $11.0 million to $154.1 million for the three months ended September 30, 2026, compared to $143.1 million for the three months ended September 30, 2025. This increase was primarily due to higher selling, general and administrative expenses as a result of the commercial launch of LISRAYA. This was partially offset by a decrease of $11.2 million due to expense recognized for one-time cash retention awards from the Senior Executive Compensation Program during the three months ended September 30, 2025.

Selling, general and administrative expenses increased by $42.5 million to $319.6 million for the six months ended September 30, 2026, compared to $277.1 million for the six months ended September 30, 2025. This increase was primarily due to higher selling, general and administrative expenses as a result of the commercial launch of LISRAYA, along with other increased personnel-related expenses, including $18.8 million in employee bonuses related to the global settlement reached with Moderna in March 2026. These increases were partially offset by a decrease of $14.8 million due to expense recognized for one-time cash retention awards from the Senior Executive Compensation Program during the six months ended September 30, 2025.
A summary of selling, general and administrative expense relating to the one-time cash retention bonus award to its employees awarded during the year ended March 31, 2024 (the “Cash Bonus Program”) and Senior Executive Compensation Program is as follows (in thousands):

	Three Months Ended September 30,		Six Months Ended September 30,		Remaining Expense as of September 30, 2026
	2026	2025	2026	2025
	(in thousands)
Cash Bonus Program	$—	$2,399	$—	$4,510	$—
Senior Executive Compensation Program:
Cash awards	—	11,159	—	14,819	—
Performance restricted stock units(1)	40,796	36,404	79,073	66,561	62,700
Restricted stock units	3,384	3,401	6,745	5,708	46,114
Stock options	183	183	365	357	1,202
Total	$44,363	$53,546	$86,183	$91,955	$110,016

(1) As of September 30, 2026, all performance restricted stock units have satisfied the Performance Condition and remain subject to the Service Condition and an additional two-year holding period, measured from their vesting date, before such common shares may be sold by the executive (subject to certain customary exceptions). Refer to Note 9, “Share-Based Compensation” of our financial statements for further details. The remaining expense of $62.7 million as of September 30, 2026 will be recognized through June 2027.

Change in fair value of investments

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Change in fair value of investments	$(60,292)	$(128,501)	$68,209	$(96,929)	$(109,376)	$12,447
Changes in fair value of investments were unrealized gains of $60.3 million and $128.5 million for the three months ended September 30, 2026 and 2025, respectively, which were driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant, due in part to growth in forecasted financial performance.
Changes in fair value of investments were unrealized gains of $96.9 million and $109.4 million for the six months ended September 30, 2026 and 2025, respectively, which were driven by changes in the public share price of Arbutus, as well as the change in the fair value of our investment in Datavant, due in part to growth in forecasted financial performance.

Interest income

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Interest income	$(41,612)	$(45,341)	$3,729	$(78,534)	$(93,663)	$15,129
Interest income decreased by $3.7 million to $41.6 million for the three months ended September 30, 2026, compared to $45.3 million for the three months ended September 30, 2025. The decrease was primarily due to lower interest rates, partially offset by higher average cash, cash equivalents and marketable securities balances in our interest-bearing accounts.
Interest income decreased by $15.1 million to $78.5 million for the six months ended September 30, 2026, compared to $93.7 million for the six months ended September 30, 2025. The decrease was primarily due to lower interest rates as well as lower average cash, cash equivalents and marketable securities balances in our interest-bearing accounts.
Income tax (benefit) expense

	Three Months Ended September 30,			Six Months Ended September 30,
	2026	2025	Change	2026	2025	Change
	(in thousands)			(in thousands)
Income tax (benefit) expense	$(13,371)	$6,995	$(20,366)	$(17,329)	$11,644	$(28,973)
We recognized an income tax benefit of $13.4 million for the three months ended September 30, 2026, compared to income tax expense of $7.0 million for the three months ended September 30, 2025. The favorable change of $20.4 million was primarily due to the discrete tax consequences of the Fixed Payment Distribution (as defined below), as well as our fluctuating earnings by legal entity in various jurisdictions over the periods.
We recognized an income tax benefit of $17.3 million for the six months ended September 30, 2026, compared to income tax expense of $11.6 million for the six months ended September 30, 2025. The favorable change of $29.0 million was primarily due to the discrete tax consequences of the Fixed Payment Distribution (as defined below), as well as our fluctuating earnings by legal entity in various jurisdictions over the periods.
Liquidity and Capital Resources
For the six months ended September 30, 2026 and 2025, we incurred net losses from continuing operations of $443.6 million and $440.0 million, respectively. As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $4.2 billion and our accumulated deficit was approximately $1.2 billion. Through our subsidiary Priovant, we launched our commercial product LISRAYA, following approval by the FDA in August 2026 and began generating product revenue, net from sales of LISRAYA in the U.S. We believe our existing cash, cash equivalents and marketable securities will be sufficient to fund our operating expenses and capital expenditures for the foreseeable future. However, projections of future cash flows and operating expenses are inherently uncertain and subject to changes, as described under “Risk Factors” in Part I, Item 1A. in our Annual Report for the year ended March 31, 2026. As a result, our existing cash, cash equivalents and marketable securities may not be sufficient to fund our operating expenses as anticipated, and we may need to raise additional capital to fund our operations.
Our short-term and long-term liquidity requirements as of September 30, 2026 included:
•obligations under our leases (refer to Note 11, “Leases” in our Annual Report for the year ended March 31, 2026 for further information regarding our lease commitments);
•certain non-cancelable contractual costs accrued as a result of the discontinuation of batoclimab of $42.5 million, which were recognized as research and development expense in prior fiscal years; and

•certain commitments pursuant to an agreement entered by Immunovant in April 2026 that includes provisions for minimum obligations for the contract manufacturing of IMVT-1402 drug substance. As of September 30, 2026, the minimum commitment was approximately $22.8 million, of which $4.2 million and $18.6 million are expected to be paid during the fiscal years ending March 31, 2027 and 2028, respectively. The agreement includes a variable component whereby service prices may be adjusted based on related commitments for raw materials and other costs, and annual inflationary changes in an applicable price index.
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
Following the approval of LISRAYA by the FDA in August 2026, we began incurring a tiered, sub-teens royalty payable to Pfizer on net sales of LISRAYA pursuant to the terms of the license and collaboration agreement entered into between Priovant and Pfizer in September 2021. We are also obligated to pay Pfizer a one-time mid-tens-of-million dollars sales milestone payment if net sales of LISRAYA in a given year exceed a mid-hundreds-of-millions dollars amount. We expect to enter into additional asset acquisition and license agreements in the future, which may require upfront payments and long-term commitments of capital resources.
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
Our board of directors has authorized various share repurchase programs, including a $1.5 billion (excluding fees and expenses) program that was completed in June 2025 and a subsequent program authorized in June 2025 and subsequently increased in March 2026, allowing for aggregate repurchases up to $1.0 billion (excluding fees and expenses). During the six months ended September 30, 2026, we repurchased 9,359,498 shares for an aggregate purchase price of approximately $281.2 million (including fees and expenses). Following these repurchases, approximately $609.3 million remains available for share repurchases. During the six months ended September 30, 2025, we repurchased 20,269,450 shares for an aggregate purchase price of approximately $208.3 million (including fees and expenses).
We have historically financed our operations primarily through the sale of equity securities, sale of subsidiary interests, debt financings and revenue generated from licensing and collaboration arrangements.
Pursuant to the Settlement Agreement with Moderna as described in Note 5, “Recent Transactions and Developments,” of our financial statements, our subsidiary, Genevant Sciences GmbH (“Genevant”), received $771.6 million for its portion of the Fixed Payment on July 8, 2026. In July 2026, Genevant’s parent, Genevant Sciences Ltd. (“GSL”), declared a dividend to GSL’s shareholders. Holders of equity awards granted under the GSL 2018 Equity Incentive Plan, as amended, with dividend equivalent rights also participated pro rata in the dividend (the dividend and dividend equivalent rights, together, the “Fixed Payment Distribution”). The portion of the Fixed Payment Distribution attributable to non-RSL common shareholders and other equity award holders was $186.6 million (including $67.3 million to Arbutus), of which $179.1 million was paid as of September 30, 2026.
Additionally, as described in Note 7, “Certain Balance Sheet Components” of our financial statements, as of September 30, 2026, accrued compensation-related expenses included $22.9 million for employee bonuses related to the global settlement reached with Moderna.

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
•build out our sales, marketing and distribution infrastructure and scale up external manufacturing capabilities to commercialize LISRAYA and any drug candidates for which we may obtain regulatory approval; and
•operate as a public company.
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
Cash Flows
The following table sets forth a summary of our cash flows for the six months ended September 30, 2026 and 2025:

	Six Months Ended September 30,
	2026	2025
	(in thousands)
Net cash provided by (used in) operating activities	$323,914	$(390,047)
Net cash provided by (used in) investing activities	$323,799	$(965,294)
Net cash used in financing activities	$(430,724)	$(125,181)
Operating Activities
Cash flow from operating activities represents the cash receipts and disbursements related to all of our activities other than investing and financing activities. Cash flow from operating activities is derived from adjusting our net loss for non-cash items and changes in working capital.
For the six months ended September 30, 2026, cash flow from operating activities changed by $714.0 million to net cash provided by operating activities of $323.9 million for the six months ended September 30, 2026 from net cash used in operating activities of $390.0 million for the six months ended September 30, 2025. This change was primarily due to the receipt of Genevant’s portion of the upfront litigation settlement payment from Moderna in July 2026, partially offset by increased spending to support commercialization activities for LISRAYA and to advance our research and development program for mosliciguat during the six months ended September 30, 2026.
Investing Activities
For the six months ended September 30, 2026, cash flow from investing activities changed by approximately $1.3 billion to net cash provided by investing activities of $323.8 million from net cash used in investing activities of $965.3 million for the six months ended September 30, 2025. This change was primarily due to a decrease in purchases of marketable securities, partially offset by a decrease in maturities of marketable securities during the six months ended September 30, 2026.
Financing Activities
For the six months ended September 30, 2026, cash used in financing activities increased by $305.5 million to $430.7 million compared to $125.2 million for the six months ended September 30, 2025. This increase was primarily due to a distribution made by Genevant Sciences Ltd. to common shareholders and other equity award holders in September 2026, an increase in repurchases of the Company’s common shares and higher taxes paid related to net settlement of equity awards during the six months ended September 30, 2026.

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
Aside from the addition of estimates related to revenue recognition as discussed below, there have been no significant changes to our critical accounting policies and use of estimates from those disclosed under Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended March 31, 2026 in our Annual Report.
Revenue Recognition
Our accounting policy over revenue recognition for product revenue, net involves judgment and estimation. The amount of net product revenue we recognize is impacted by variable consideration, as described in Note 2, “Summary of Significant Accounting Policies” of our financial statements, including prompt payment discounts, government rebates, chargebacks, product returns and co-pay assistance for patients. Our gross-to-net estimates are based on contracts with our customers, contractual and statutory requirements under Medicaid, Medicare and other government programs, available industry data and, as our commercial experience with LISRAYA develops, our own sales information, including dispense data from our customers. The judgments and estimates involved in determining these variable consideration reserves are reviewed each reporting period, as all are subject to adjustment as new information becomes available.
Item 3.      Quantitative and Qualitative Disclosures About Market Risk.
We are exposed to market risks in the ordinary course of our business, primarily related to interest rate sensitivity, foreign currency sensitivity and equity price risk.
Interest Rate Sensitivity
As of September 30, 2026, we had cash, cash equivalents and marketable securities of approximately $4.2 billion. Our management team has broad discretion in respect of use of our cash, cash equivalents and marketable securities. The primary objective of our investment activities is to preserve capital to fund our operations. We may use all or a portion of such proceeds for one or more strategic transactions, including acquisitions of companies, asset purchases or sales or in-licensing of product candidates. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and average short-term duration, according to our board-approved investment policy. Interest income is sensitive to changes in the general level of interest rates; however, due to the nature of our account portfolio, a hypothetical 10% change in interest rates would not have a material effect on our financial condition or unaudited condensed consolidated financial statements.

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
Equity Price Risk
As of September 30, 2026, we were exposed to price risk on equity securities included in our portfolio of investments, the most significant of which were our investments in Arbutus and Datavant. Our investments in Arbutus and Datavant are measured at fair value with any changes in fair value recognized in our statements of operations, which therefore may increase the volatility of our earnings. A hypothetical 10% increase or decrease in the fair value of our investments in Arbutus and Datavant would have increased or decreased their fair value as of September 30, 2026 by approximately $50.5 million.
Item 4.      Controls and Procedures.
Evaluation of Disclosure Controls and Procedures.
We maintain “disclosure controls and procedures” (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), that are designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
Our management, with the participation of our Principal Executive Officer and our Principal Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2026 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting.
During the fiscal quarter ended September 30, 2026, in connection with the approval and commercial launch of LISRAYA, we implemented new processes and internal controls to record product revenue, net and inventory. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the fiscal quarter ended September 30, 2026 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 1A.      Risk Factors.
Our business involves a high degree of risk. You should carefully consider the risks described in “Part I, Item 1A. Risk Factors” of our Annual Report, together with the other information contained in this Quarterly Report, including the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our unaudited condensed consolidated financial statements and the related notes appearing elsewhere in this Quarterly Report, as well as the risks, uncertainties and other information set forth in the reports and other materials filed or furnished by us and our majority-controlled subsidiary, Immunovant, Inc. (“Immunovant”), with the SEC. We cannot assure you that any of the events discussed in the risk factors will not occur. These risks could have a material and adverse impact on our business, prospects, results of operations, financial condition and cash flows. If any such events were to happen, the trading price of our common shares could decline, and you could lose all or part of your investment. Unless the context otherwise requires, references in this section to “we,” “us,” “our,” “Roivant” and the “Company” refer to Roivant Sciences Ltd. and its subsidiaries and affiliates. References to our “product candidates” include our current and any future products or product candidates. Approval from the U.S. Food and Drug Administration (“FDA”) or other applicable international regulatory authority is required before a product or product candidate may be marketed and sold in the relevant jurisdiction. During the quarter ended September 30, 2026, there have been no material changes to the risk factors previously disclosed in our Annual Report and Part II, Item 1A. Risk Factors of our Quarterly Report on Form 10-Q, filed with the SEC on August 6, 2026.

Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Repurchases of Equity Securities
During the three and six months ended September 30, 2026, the Company repurchased 2,053,852 and 9,359,498 shares for an aggregate purchase price of approximately $72.5 million and $281.2 million (including fees and expenses). As of September 30, 2026, approximately $609.3 million remains available for share repurchases.
The following table summarizes our common share repurchase transactions for the three months ended September 30, 2026:

Period	Total Number of Common Shares Purchased(1)	Average Price Paid per Common Share	Total Number of Common Shares Purchased as Part of Publicly Announced Program(1)(2)	Approximate Dollar Value of Common Shares that May Yet Be Purchased Under the Program(2)
				(in millions)
July 1 – 31, 2026	1,114,659	$34.88	1,114,659	$642.8
August 1 – 31, 2026	939,193	$35.76	939,193	$609.3
September 1 – 30, 2026	—	—	—	—
Total	2,053,852		2,053,852

(1)The total number of common shares purchased set forth in this column is based on the trade date of the repurchase transaction (not the settlement date of the repurchase transaction).
(2)On June 25, 2025, we announced that our board of directors had authorized up to $500 million (excluding fees and expenses) in common share repurchases. On March 3, 2026, we announced that our board of directors had authorized a further $500 million (excluding fees and expenses) in additional common share repurchases. The timing and total amount of common shares repurchased depends on several factors, including the market price of our common shares, general business, macroeconomic and market conditions and other investment opportunities. Share repurchases may be conducted through open market transactions, tender offers or privately negotiated transactions, including the use of trading plans under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Please see Note 8, “Shareholders’ Equity” for additional information related to share repurchases. Table excludes fees and commissions payable in connection with common share repurchases.
*In addition to the repurchase transactions set forth above, during the three months ended September 30, 2026, we withheld 632,650 common shares associated with net share settlements to cover tax withholding obligations upon the vesting and settlement of equity incentive awards issued under our equity incentive plans, including RSUs.
Item 3.      Defaults Upon Senior Securities.
None.
Item 4.      Mine Safety Disclosures.
Not applicable.
Item 5.      Other Information.
Appointment of Director
The Company’s board of directors (the “Board”) appointed Jeffrey Hammerbacher to serve as a Class II director of the Company, effective November 9, 2026, increasing the size of the Board from eight to nine directors. Mr. Hammerbacher will serve, along with the other Class II directors, until the Company’s annual general meeting of shareholders in 2029 and until his successor is duly elected and qualified, or until his earlier death, resignation or removal. There are no arrangements or understandings between Mr. Hammerbacher and any other persons pursuant to which he was selected as a director of the Company and there are no transactions involving Mr. Hammerbacher that would require disclosure by the Company under Item 404(a) of Regulation S-K. The Board has determined that Mr. Hammerbacher qualifies as an “independent director” under the applicable listing standards of The Nasdaq Stock Market LLC.
Mr. Hammerbacher is the Founder and Chief Executive Officer of Open Athena, a non-profit that partners with academic laboratories to build open source artificial intelligence models. He is also the Founder and Board Chair of Ortet, an artificial intelligence healthcare company, and a Strategic Partner at Thoreau, a healthcare investment firm. Mr. Hammerbacher previously served as a Senior Advisor to New Mountain Capital, from July 2024 to June 2026, as an Operating Advisor to Blackstone, from July 2023 to July 2024, and as a Senior Advisor to Sixth Street Partners, from April 2022 to April 2024. From 2019 to 2022, he was the Founder and Managing Partner of Related Sciences, a venture creation firm that starts preclinical drug development companies. Mr. Hammerbacher was previously a Research Assistant Professor at the Medical University of South Carolina, from 2017 to 2019, and at the Icahn School of Medicine at Mount Sinai, from 2012 to 2017. He was a founder of Cloudera, Inc., an enterprise data software company, where he served as Chief Scientist, from 2008 to 2017, and as Vice President, Product, from 2008 to 2010. Prior to that, he led the data team at Facebook (now Meta Platforms) and was a quantitative modeler at Bear Stearns. Mr. Hammerbacher previously served on the boards of directors of Datavant, Inc., Emids, PerkinElmer, The Emmes Company, LLC, Grant Thornton Advisors LLC, Cytel, Inc. and Sage Bionetworks. He holds an A.B. in Mathematics from Harvard College. The Board believes that Mr. Hammerbacher’s extensive experience as a founder and investor in the life sciences, health data and technology industries qualifies him to serve as a member of the Board.
As a non-employee director, Mr. Hammerbacher will receive cash and equity compensation (including an initial equity retainer) in accordance with the terms of the Company’s Non-Employee Directors Compensation Policy as described in the Company’s proxy statement for the 2026 annual general meeting of shareholders filed with the SEC on July 29, 2026. Mr. Hammerbacher’s initial equity grant is expected to be made in November 2026.

In connection with his appointment, Mr. Hammerbacher will enter into the Company’s standard form of indemnity agreement for directors, the form of which was previously filed as Exhibit 10.7 to the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2026, filed with the SEC on May 20, 2026.
Chief Executive Officer Letter Agreement
As previously disclosed, in July 2024, the Company granted its Chief Executive Officer, Matthew Gline, performance restricted stock units (“PSUs”). The PSUs have both a performance-based vesting condition, tied to six share price hurdles across six tranches (the “Performance Condition”), and a service-based vesting condition (the “Service Condition”). From October 2025 to June 2026, the PSUs satisfied the Performance Condition across each of the six tranches. The Service Condition runs for a one-year period, tranche by tranche, measured from the date the Performance Condition of a tranche of PSUs is satisfied. Following the date on which a tranche of PSUs satisfies both the Performance Condition and the Service Condition (the “Vesting Date”), it is settled into common shares on one or more settlement dates following the Vesting Date (each a “Settlement Date”). Under the terms of the PSUs, the common shares received at settlement are subject to a further two-year holding period, measured from the Vesting Date, before they may be sold or otherwise transferred (subject to an exception for shares that may be withheld or sold to satisfy applicable withholding tax obligations) (the “Two-Year Holding Period”). As used in this section, the term “PSU Shares” refers to the net shares (taking into account tax withholding) received upon settlement of PSUs on or prior to December 31, 2026. For more information on the terms of the PSUs, please refer to the Company’s Proxy Statement filed with the SEC on July 29, 2026.
On November 6, 2026, the Compensation Committee of the Board approved, and the Company entered into, a letter agreement with Mr. Gline (the “Gline Letter Agreement”) permitting him to charitably donate to a donor advised fund (a “DAF”), in one or more transfers following each Settlement Date and on or before December 31, 2026, up to 100% of the PSU Shares (the “DAF Contribution”).
In conjunction with the DAF Contribution, the Two-Year Holding Period that would otherwise be applicable to the DAF Contribution shares is transferred to a number of common shares underlying certain of Mr. Gline’s vested stock options previously granted to Mr. Gline on April 20, 2022, in an amount equal to 109% of the gross number of PSUs with respect to which net PSU Shares are transferred. This percentage is intended to ensure that the value of PSUs subject to DAF Contributions is generally equivalent to the value of the options whose underlying shares are being locked up, calculated based on the ratio of the value of a common share to the estimated Black-Scholes value of an option as of the date of the Gline Letter Agreement.
For example, if Mr. Gline received 50 net PSU Shares (after satisfaction of applicable tax withholding and broker fee obligations) upon settlement of 100 gross PSUs with a Vesting Date of October 16, 2026, and then transferred those 50 PSU Shares to a DAF pursuant to the terms of the Gline Letter Agreement, then those 50 PSU Shares would no longer be subject to the Two-Year Holding Period, and instead 109 common shares underlying Mr. Gline’s vested stock options would become subject to the Two-Year Holding Period through October 16, 2028.
The foregoing description of the Gline Letter Agreement is qualified in its entirety by the agreement filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q and incorporated herein by reference.
10b5-1 Trading Arrangements
On August 13, 2026, Dr. Frank Torti, President and Vant Chair of our subsidiary Roivant Sciences, Inc., entered into a trading plan intended to satisfy the affirmative defense of Rule 10b5-1(c) under the Exchange Act. The plan provides for the potential sale of up to 5,583,448 common shares held by Dr. Torti between November 12, 2026 and June 20, 2027.

Item 6.      Exhibits.

Incorporated by Reference
Exhibit Number	Description	Form	File No.	Exhibit	Filing Date
10.1^	Letter Agreement between Roivant Sciences Ltd. and Matthew Gline, dated as of November 6, 2026	—	—	—	Filed herewith

31.1	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	—	—	—	Filed herewith

31.2	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	—	—	—	Filed herewith

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	—	—	—	Furnished herewith

101.INS	Inline XBRL Instance Document	—	—	—	Filed herewith

101.SCH	Inline XBRL Taxonomy Extension Schema Document	—	—	—	Filed herewith

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	—	—	—	Filed herewith

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	—	—	—	Filed herewith

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	—	—	—	Filed herewith

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	—	—	—	Filed herewith

104	Cover Page Interactive Data (formatted as Inline XBRL and contained in Exhibit 101)	—	—	—	Filed herewith
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

Dated: November 9, 2026	ROIVANT SCIENCES LTD.

	By:	/s/ Matthew Gline
Name: Matthew Gline
Title: Principal Executive Officer

	By:	/s/ Richard Pulik
Name: Richard Pulik
Title: Principal Financial Officer

	By:	/s/ Keyur Parekh
Name: Keyur Parekh
Title: Authorized Signatory